Form 10-K
period 2015-12-31
ACI WORLDWIDE, INC.
filed 2016-02-26
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and ”smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $24.57 was $2,835,839,744. For purposes of this calculation, executive officers, directors and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.

As of February 22, 2016, there were 119,073,873 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2016, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic products, Universal Payments solutions;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	risks from potential future litigation;

•	future acquisitions, strategic partnerships and investments and litigation;

•	risk of difficulties integrating PAY.ON AG and its subsidiaries (collectively “PAY.ON”), which may cause us to fail to realize anticipated benefits of the acquisition;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	risks of failing to comply with money transmitter rules and regulations;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	risks of being subject to security breaches or viruses;

•	the protection of our intellectual property in intellectual property litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	risks from operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

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

Recent Acquisitions

Fiscal 2015 Acquisition

PAY.ON

On November 4, 2015, the Company completed the acquisition of PAY.ON. PAY.ON is a leader in eCommerce payments gateway solutions to payment service providers globally. Their advanced Software as a Service (“SaaS”) based solution complements and strengthens the Company’s Merchant Retail Omni-Channel Universal Payments offerings. The combined entities will provide customers the ability to deliver a seamless omni-channel customer payment experience in store, mobile, and online.

Fiscal 2014 Acquisition

Retail Decisions

On August 12, 2014, we completed our acquisition of Retail Decisions Europe Limited and Retail Decisions, Inc. (collectively “ReD”) and all their subsidiaries. As a leader in fraud prevention solutions, the acquisition of ReD enhanced our Universal Payments strategy and further strengthened our leadership position in the fast-growing payments risk management space.

Fiscal 2013 Acquisitions

Official Payments Holdings, Inc.

On November 5, 2013, we completed our tender offer for Official Payments Holdings, Inc. (“OPAY”) and all its subsidiaries. OPAY was a leading provider of electronic bill payment solutions in the U.S., serving federal, state and local governments, municipal utilities, higher education institutions, and charitable giving organizations. OPAY further extended our leadership in the fast-growing Electronic Bill Presentment and Payment (“EBPP”) space, expanding our portfolio across key sectors.

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

Profesionales en Transacciones Electronicas S.A.

We acquired 100% of Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”, on March 1, 2013. PTESA had been our long-term partner, serving customers in South America in sales, service, and support functions. The addition of the PTESA team to ACI reinforced our commitment to serve the Latin American market.

Products

ACI’s integrated suite of software products and hosted services deliver a broad range of solutions for payments processing, card and merchant management, EBPP, online banking, mobile, branch and voice banking, fraud detection and trade finance. Trusted by over 5,000 organizations globally, ACI serves four primary market audiences:

•	Financial institutions, including global, national, regional, and community banks and credit unions

•	Processors

•	Retailers

•	Billers

Our products cover several different domains within the payments and banking marketplace:

•	Online Banking and Cash Management – the management of payments and cash flows across accounts globally through the online or mobile channel

•	Branch - the management and processing of monetary, non-monetary, sales and account origination financial transactions

•	Trade Finance - the management of all trade related transaction types, both traditional trade and open account instruments with the ability for end users to view and track those transactions through the online channel

•	Community Financial Services – the online and mobile banking payment systems, and security solutions that service community banks and credit unions

•	Retail Banking Payments –the software to support in-house issuance of payment instruments (e.g. card, tokens and virtual cards) and the management of a consumer payment from transaction acquiring through the lifecycle within the banking system to settlement; which we split into Payments Processing and Card and Merchant Management

•	Transaction Banking Payments – the management of primarily corporate payments and messages through their lifecycle including real time gross settlement (“RTGS”) payments, ACH payments, and Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) transactions

•	Retailers – the management of a consumer payment within a retailer and supporting services such as the management of store and gift card and loyalty programs

•	Payments Risk Management – the securing of payments against fraud and money laundering

•	Payment Infrastructure – the tools and infrastructure to operate and optimize the payments system

•	Billers –the presentment of bills and the collection of payments for these bills from consumers for billers, including, for example, tax authorities, higher education providers, utilities, and health care providers

The sections below provide an overview of our major software products within these domains.

Our ACI Payments Solution vision recognized the long term direction to migrate payments processing from the discrete structures to a set of service-based enterprise payments solutions. The first stage of the strategy was to deliver tight integration between the existing products allowing for the delivery of capability solutions that crossed domains. We continued to evolve our solution offerings in a way that organizations can benefit from the integrated and enterprise capabilities of the entire ACI product portfolio as we provided the market with a comprehensive set of payment solutions covering a wide range of needs. As we progressed on this journey we made significant investments to accelerate the delivery for our customers through both internal development and acquisition. Notably in 2012, ACI acquired S1 Corporation and Distra Pty Ltd., both of which expanded the breadth and scale of ACI’s offerings, as well as accelerated the delivery of our technology vision to the marketplace. The EBPP related acquisitions in 2013 further added to our payments products portfolio and added assets that both allow us to provide a wider set of payments solutions to new market segments and complement our existing solutions, the 2014 acquisition of ReD further strengthened our position in the payment risk management space, while the 2015 acquisition of PAY.ON complements and strengthens ACI’s UP Retailer Payments solution, positioning ACI as a highly differentiated omni-channel payment leader. Our strategy allows ACI to deliver an end-to-end payment system that supports any payment type, device or channel globally. During 2013 this comprehensive view of our payments capabilities, technologies and solutions was rebranded as Universal Payments. Universal Payments, or “UP” now describes the breadth and depth of ACI’s product offerings. UP defines ACI’s true enterprise or “universal” payments capabilities targeting any channel, any network, and any payment type. ACI UP solutions empower customers to regain control, choice and flexibility in today’s complex payment environment, get to market more quickly and reduce operational costs.

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

ACI Online Banking provides a rich banking user experience so consumers of micro- and mid-market businesses can effortlessly manage their money. Financial institutions can create distinctive product bundles that deliver the right mix of services and customized user experience to each of their retail market segments. Online Banking delivers services today’s savvy customers want - personal finance management, electronic bill presentment and payment, mobile banking, account transfers and alerts.

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

BASE24-eps 2.0 added a number of very significant features, including the ability to route payments to non-card identifiers such as account numbers, email addresses or phone numbers. This enables BASE24-eps customers to more easily support P2P payments, mobile payments, etc. The inclusion of our second generation SDK, enhances support for services orientation and additional development and configuration tools and greatly enhances the flexibility of the product, its ability to support new business opportunities and the ease with which it can be implemented. Base24-eps 2.1 added new platform support for x86/Linux hardware. This platform increases choices for Retail Banking customers thus supporting diverse hardware and enterprise strategies.

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

During the years ended December 31, 2015, 2014 and 2013, approximately 21%, 21%, and 28%, respectively, of our total revenues were derived from licensing the BASE24 product line, which revenue amounts do not include revenue associated with licensing the BASE24-eps product.

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

PAY.ON Gateway Solutions provides global payment gateway solutions to payment service providers (PSPs), independent sales organizations (ISOs), acquirers, independent software vendors (ISVs), and value-added resellers (VARs), enabling them to fully outsource payment transaction processing or integrate a gateway-to-gateway solution. The gateway features connectivity to more than 300 alternative payment methods and card acquirers in more than 160 countries and PCI-compliant merchant onboarding. This offering delivers a seamless solution for e-commerce, m-commerce, and mobile in-store transactions, enabling payments of any type, anywhere.

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

ReD Shield is a real-time, online, SaaS based fraud prevention solution tailored to the needs of e-commerce merchants and payment service providers (“PSPs”). ReD Shield provides instant decisions (accept/challenge/deny) on e-commerce and m-commerce transactions, detecting and managing domestic and cross-border payment fraud across all payment types. The ReD Shield solution is managed by experienced, expert risk analysts and tailored to meet the needs of individual merchants.

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

ACI Communication Services provides a range of communication services to enable message exchange on multiple platforms, in particular, enabling applications to support legacy protocols, such as SNA and X.25, running over TCP/IP networks. It also supports hybrid networking environments such as IBM’s HPR/IP. This set of products runs on HP NonStop, IBM System z, and Unix platforms.

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

We have alliances with our business partners Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Microsoft Corporation, Red Hat, Inc., and Oracle USA, Inc., whose industry leading hardware and software are utilized by ACI’s products. These partnerships allow us to understand developments in their technology and to utilize their expertise in topics like scalability and performance testing.

The following is a list of key business partners:

•	Access Softek, Inc.

•	Accuity, Inc.

•	Actuate Corp.

•	Bell ID

•	CardinalCommerce

•	Clickatell

•	DataOceans, LLC

•	Experian Information Solutions, Inc.

•	FairCom Corporation

•	Fiserv, Inc.

•	Fidelity National Information Services, Inc.

•	Guardian Analytics

•	Hewlett-Packard Company

•	International Business Machines Corporation

•	Ingenico Group

•	Integrated Research Limited

•	Intuit, Inc.

•	iovation

•	Jack Henry & Associates, Inc.

•	Lean Software Services, Inc.

•	LivePerson Inc.

•	Microsoft Corporation

•	Micro Focus Inc.

•	Monex Deposit Company

•	Monex Financial Services Limited

•	Neustar, Inc.

•	Oracle USA, Inc.

•	Panintelligence

•	Paragon Application Systems, Inc.

•	PayPal

•	IATA - Perseuss

•	ProfitStars – Jack Henry & Associates, Inc.

•	Quota Inc.

•	Red Hat, Inc.

•	RSA Security LLC, the Security Division of EMC Corporation

•	Spectrum Message Services Pty Ltd

•	Symantec Corporation

•	TIBCO Software Inc.

•	Truaxis, Inc. – a MasterCard Company

•	ThreatMetrix, Inc.

Services

We offer our customers a wide range of professional services, including analysis, design, development, implementation, integration and training. We have service professionals within each of our three geographic regions who generally perform the majority of the work associated with installing and integrating our software products. In addition, we work with a limited number of systems integration and services partners, such as Accenture, Cognizant and Stanchion, for staff augmentation and coordinated co-prime delivery where appropriate. We offer the following types of services for our customers:

•	Implementation Services. We utilize a standard methodology to deliver customer project implementations across all products lines. Within the process, we provide customers with a variety of services, including on-site solution scoping reviews, project planning, training, site preparation, installation, product configuration, product customization, testing and go-live support, and project management throughout the project lifecycle. Implementation services are typically priced according to the level of technical expertise required.

•	Product support services. These product-support-funded services are available to customers after a solution has been installed and are based on the relevant product support category. An extensive team of support analysts are available to assist customers.

•	Technical Services. Our technical services are provided to customers who have licensed one or more of our software products. Services offered include programming and programming support, day-to-day systems operations, network operations, help desk staffing, quality assurance testing, problem resolution, system design, and performance planning and review. Technical services are typically priced according to the level of technical expertise required.

•	Education Services. ACI courses include both theory and practical sessions to allow students to work though real business scenarios and put their newly learned skills to use. This hands-on approach ensures that the knowledge is retained and the student is more productive upon their return to the workplace. ACI’s education courses provide students with knowledge at all levels, to enhance and improve their understanding of ACI products. ACI also provides further, more in-depth technical courses that allow students to use practical labs to enhance what they have learned in the classroom. The ACI trainers’ ability to understand customers’ systems means ACI can also provide tailored course materials for individual customers. Depending upon products purchased, training may be conducted at a dedicated education facility at one of ACI’s offices, online, or at the customer site.

•	Testing services. ACI’s testing services team works within the ACI customer base to establish testing best practices and build a standard testing environment that meets an organization’s current needs, and is easily extensible for future requirements. It is important that any testing environment encompasses all aspects of the testing lifecycle (i.e., functional, acceptance, regression and stress testing), as well as allowing ease of use by the appropriate staff. ACI’s testing services can provide this environment as either a stand-alone deliverable or as a fully managed service.

•	Expert Services Consultancy. ACI is committed to providing high-quality consulting services to its customer base. In order to do this, we have assembled a strong team of technicians with many decades of experience, not only with ACI solutions, but also in the payments industry in general. Trusted globally, these consultants are available to provide technical assistance to ACI’s customers across the full range of the ACI portfolio. The consultants’ knowledge and understanding of ACI’s customers allow them to define, design, and build appropriate technical solutions. This in turn provides an enhanced business offering to customers, ultimately enabling a greater competitive advantage and increased satisfaction.

•	Facilities Management Services. We offer facilities management services whereby we operate a customer’s electronic payments system for multi-year periods. Pricing and payment terms for facilities management services vary on a case-by-case basis giving consideration to the complexity of the facility or system to be managed, the level and quantity of technical services required, and other factors relevant to the facilities management agreement.

ACI On Demand

We offer SaaS hosting service whereby we host a customer’s system for them as opposed to the customer licensing and installing the system on their own site. We offer several of our solutions in this manner, including our retail and wholesale payment engines, risk management, biller, retailers and online banking products. ACI On Demand customers are served in both multi-tenant and dedicated instance software operating models depending on the solution tailored to meet their specific needs. The product is generally located on facilities and hardware that we provide. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of three to five years.

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

•	General Maintenance. After software installation and project completion, we provide maintenance services to customers for a monthly product support fee. Maintenance services include:

•	24-hour hotline for P1 (priority one) problem resolution

•	Online support portal (eSupport)

•	Vendor-required mandates and updates

•	Product documentation

•	Hardware operating system compatibility

•	User group membership

•	Premium Customer Support Program. Under the premium customer service option, referred to as the Premium Customer Support Program, each customer is assigned an experienced technician(s) to work with its system. The technician(s) typically performs functions such as:

•	Configure and test software fixes

•	Retrofit custom software modifications (“CSMs”) into new software releases

•	Answer questions and resolve problems related to the customer’s implementation

•	Maintain a detailed CSM history

•	Monitor customer problems on ACI’s HELP24 hotline database on a priority basis

•	Supply on-site support, available upon demand

•	Perform an annual system review/health check and capacity planning exercise

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

Our competitors vary by product line, geography and market segment. Generally, our most significant competition comes from in-house information technology departments of existing and potential customers, as well as third-party electronic payments processors (some of whom are our customers). Many of these companies are significantly larger than us and have significantly greater financial, technical, and marketing resources. Key competitors by product domain include the following:

Online Banking and Cash Management, Branch, Trade Finance, and Community Financial Services

Principal competitors for the Online Banking and Cash Management and Branch product set are Digital Insight, Bottomline Technologies, ARGO, Fidelity National Information Services, Inc. and Fundtech Ltd, as well as payment processing companies First Data Corporation, Fidelity National Information Services, Inc, and Fiserv, Inc. Principal competitors for the Community Financial Services product set are Fiserv, Inc., Fidelity National Information Services, Inc., Jack Henry & Associates, Inc., Q2 Software, Inc., Intuit Inc., and Alkami Technology.

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

Transaction Banking Payments

In the wholesale banking payments the principal competitors are Bankserv, FIS/Clear2Pay, Dovetail Software, Fundtech Ltd, IBM, Logica Plc, and Tieto Corporation.

Retailers

Competitors in the retail sector come from both third-party software and service providers as well as service organizations run by major banks. Third-party software and service competitors include AJB Software Design, Inc., Retalix, Heartland Payment Systems, Inc., Ingenico Group, Adyen, Worldpay, GlobalCollect, Cybersource, Square, Tender Retail Inc., and VeriFone Systems, Inc. Primary competition in this space are large third-party acquirer/processors and payment service providers that offer complete solutions to the retailer.

Payments Risk Management

Principal competitors for the payments fraud detection products are Actimize, Inc., Fair Isaac Corporation, BAE Systems Detica, Fidelity National Information Services, Inc., Fiserv, Inc., SAS Institute, Inc., Accertify (American Express) and Cybersource (Visa), as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Payments Infrastructure

The principal competitors for the tools and infrastructure products are CA Technologies, HP, IBM, Oracle USA, Inc., FirstData and Openway as well as dozens of small, niche-focused competitors.

As markets continue to evolve in the electronic payments, risk management and smartcard sectors, we may encounter new competitors for our products and services. As electronic payment transaction volumes increase and banks face price competition, third-party processors may become stronger competition in our efforts to market our solutions to smaller financial institutions. In the larger financial institution market, we believe that third-party processors may be less competitive since large institutions attempt to differentiate their electronic payment product offerings from their competition, and are more likely to develop or continue to support their own internally-developed solutions or use third-party services and payment connectivity such as those we offer.

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

During the development of new products, we work closely with our customers and industry leaders to determine requirements. We work with device manufacturers, such as Diebold, NCR and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. We work with network vendors, such as MasterCard, VISA and SWIFT, to ensure compliance with new regulations or processing mandates. We work with computer hardware and software manufacturers, such as HP, IBM, Microsoft Corporation and Oracle to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

We have a continuous process to encourage and capture innovative product ideas. Such ideas include features as well as entire new products or service offerings. A Proof of Concept (POC) may be conducted in order to validate the idea. If determined to be viable, the innovation is scheduled into a Product Roadmap for development and release.

Our total research and development expenses during the years ended December 31, 2015, 2014, and 2013 were $145.9 million, $144.2 million, and $142.6 million, or 14%, 14%, and 16% of total revenues, respectively.

Customers

We provide software products and services to customers in a range of industries worldwide, with financial institutions, retailers and e-payment processors comprising our largest industry segments. As of December 31, 2015, we serve over 5,000 customers, including 18 of the top 20 banks worldwide, as measured by asset size, and more than 300 of the leading retailers globally, as measured by revenue, in over 80 countries on six continents. Of this total, approximately 5,000 are in the Americas reportable segment, 400 are in the EMEA reportable segment and 200 are in the Asia/Pacific reportable segment. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2015, 2014, and 2013. No customer accounted for more than 10% of our accounts receivable balance as of December 31, 2015 and 2014.

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

Current international distributors, resellers and sales agents (collectively, “Channel Partners”) for us during the year ended December 31, 2015 included:

•	Accenture, LLC, (United States)

•	ASI International (Colombia/Venezuela/Caribbean)

•	CAPSYS Technologies, LLC (Russia/Eastern Europe)

•	Channel Solutions Inc. (Philippines)

•	DataOne Asia Co., Ltd. (Thailand)

•	EFT Corporation (Sub-Saharan Africa)

•	Fiserv, Inc. (United States)

•	Interswitch Ltd. (Sub-Saharan Africa)

•	JDA Software Group, Inc. (United States)

•	Korea Computer Inc (Korea)

•	P.T. Mitra Integrasi Informatika (Indonesia)

•	Ontario Systems LLC (United States)

•	P.T. Abhimata Persada (Indonesia)

•	Stream IT Consulting Ltd. (Thailand)

•	Starmount Inc. (United States)

•	Syscom Computer Co., Ltd. (Shenzhen) (China)

•	Syscom Computer Engineering Co. (Taiwan)

•	System Builder (Middle East)

•	Tomax Corp. (United States)

•	Transaction Payment Solutions (Sub-Saharan Africa)

ReD Shield Channel Partners during the year ended December 31, 2015:

•	Acapture B.V. (Netherlands)

•	Payvision B.V. (Netherlands)

•	Allied Irish Banks, PLC (Ireland)

•	AlgoCharge (Cyprus)

•	Allied Wallet, Inc. (UK)

•	Amadeus IT Group SA (Spain)

•	Bank Frick & Co. Aktiengesellschaft (Liechtenstein)

•	Banwire (Mexico)

•	Barclaycard Funding PLC (UK)

•	Bitnet Technologies Ltd. (UK)

•	Braintree Payments (USA)

•	Chargebacks911, Inc. (USA)

•	Checkout Ltd (UK)

•	Citrus Payment Solutions PTE (India)

•	Computop Wirtschaftsinformatik GmbH (Germany)

•	CreditCall Ltd (USA)

•	Credorax (USA)

•	DataCash (UK)

•	Digital River, Inc. (USA)

•	Easy Nolo SpA (Italy)

•	EBANX Pte. Ltd (Brazil)

•	eCommera Limited (UK)

•	Elavon Financial Services Limited (UK)

•	eMerchantPay Ltd (UK)

•	EMS Payment Solutions Inc (USA)

•	Escalion S.à r.l. (Luxembourg)

•	EVO Payments International, LLC (USA)

•	eWay Pty Ltd (Australia)

•	Free Paymaster Limited (UK)

•	Global Collect Services B.V. (Netherlands)

•	Global-e Ltd (UK)

•	Inseva Technology Solutions Ltd (Turkey)

•	Intelligent Payments Group Ltd (Gibraltar)

•	Just.Cash (USA)

•	KnoeGlobal Ltd (UK)

•	MetaPack Limited (UK)

•	Mi-Pay Group PLC (UK)

•	MNP Media Limited (UK)

•	mPAY24 GmbH (Austria)

•	MultiSafepay B.V. (Netherlands)

•	Navitaire LLC (USA)

•	Nostrum Group Limited (UK)

•	ONPEX GmbH (Germany)

•	Paysafe Group PLC (UK)

•	Parcel For Me Limited (UK)

•	PayPoint PLC (UK)

•	Paytrek Limited (UK)

•	PayU Payments Private Limited (India)

•	PayU Payment Solutions (Pty) Ltd (Africa)

•	Rentabiliweb Europe (France)

•	Sage Pay Europe Limited (UK)

•	Secure Trading Limited (UK)

•	Siru Mobile (Finland)

•	SIX Payment Services AG (Switzerland)

•	Soft Construct (Malta) Limited (UK)

•	The Logic Group Holdings Ltd (UK)

•	Trustly Group AB (Sweden)

•	Trust My Travel Limited (UK)

•	Trust My Travel US LLC (USA)

•	TrustPay (Slovakia)

•	UOLDIVEO (Brazil)

•	Valitor HF (Iceland)

EBPP Channel Partners during the year ended December 31, 2015:

•	Accela, Inc, (United States)

•	ACH Payment Solutions Inc. (United States)

•	API Outsourcing, Inc. (United States)

•	BS&A Software (United States)

•	CMC (United States)

•	Donald R. Frey & Co. (United States)

•	Ellucian, Inc. (United States)

•	ETA Data Direct, Inc. (United States)

•	Harris Computer Systems (United States)

•	Harris Interactive Intelligence (United States)

•	hCentive (United States)

•	Interactive Intelligence (United States)

•	Megabyte Systems Inc. (United States)

•	MoneyGram International, Inc. (United States)

•	RR Donnelley (United States)

•	Shaw Systems Associates, Inc. (United States)

•	Solutions by Text (United States)

•	SourceHOV L.L.C (United States)

•	TransCentra, Inc. (United States)

We distribute the products of other vendors where they complement our existing product lines. We are typically responsible for the sales and marketing of the vendor’s products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

Headquartered in Naples, Florida, we have principal United States sales offices in Norcross, Omaha, Princeton and Waltham. In addition, we have sales offices located outside the United States in Athens, Bahrain, Bangkok, Beijing, Bogota, Brussels, Buenos Aires, Cape Town, Caracas, Dubai, Gouda, Johannesburg, Kuala Lumpur, Madrid, Manila, Melbourne, Mexico City, Milan, Montevideo, Moscow, Mumbai, Munich, Naples, Paris, Quito, Riyadh, Sao Paulo, Shanghai, Singapore, Stockholm, Sulzbach, Sydney, Tokyo, Toronto, and Watford.

Proprietary Rights and Licenses

We rely on a combination of trade secret and copyright laws, license agreements, contractual provisions, and confidentiality agreements to protect our proprietary rights. We distribute our software products under software license agreements that typically grant customers nonexclusive licenses to use our products. Use of our software products is usually restricted to designated computers, specified locations and/or specified capacity, and is subject to terms and conditions prohibiting unauthorized reproduction or transfer of our software products. We also seek to protect the source code of our software as a trade secret and as a copyrighted work. Despite these precautions, there can be no assurance that misappropriation of our software products and technology will not occur.

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

Like many companies in the electronic commerce and other high-tech industries, third parties have in the past and may in the future assert claims or initiate litigation related to patent, copyright, trademark, or other intellectual property rights to business processes, technologies and related standards that are relevant to us and our customers. These assertions have increased over time as a result of the general increase in patent claims assertions, particularly in the United States. Third parties may also claim that the third-party’s intellectual property rights are being infringed by our customers’ use of a business process method that utilizes products in conjunction with other products, which could result in indemnification claims against us by our customers. Any claim against us, with or without merit, could be time-consuming, result in costly litigation, cause product delivery delays, require us to enter into royalty or licensing agreements or pay amounts in settlement, or require us to develop alternative non-infringing technology. We could also be required to defend or indemnify our customers against such claims. A successful claim by a third-party of intellectual property infringement by us or one of our customers could compel us to enter into costly royalty or license agreements, pay significant damages or even stop selling certain products and incur additional costs to develop alternative non-infringing technology.

Segment Information and Foreign Operations

We derive a significant portion of our revenues from foreign operations. For detail of revenue by geographic region see Note 10, Segment Information, in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2015, we had a total of approximately 4,576 employees of whom 2,425 were in the Americas reportable segment, 1,217 were in the EMEA reportable segment and 934 were in the Asia/Pacific reportable segment.

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

Executive Officers of the Registrant

As of February 26, 2016, our executive officers, their ages and their positions were as follows.

Name	Age	Position

Philip G. Heasley	66	President, Chief Executive Officer and Director
Scott W. Behrens	44	Senior Executive Vice President, Chief Financial Officer
Daniel J. Frate	55	Group President, Customer Management and Maintenance
Carolyn B. Homberger	35	Group President, ACI On Demand
Craig Saks	45	Group President, Strategic Products
Anthony M. Scotto, Jr.	59	Senior Executive Vice President, Technology
Dennis P. Byrnes	52	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary

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

Mr. Frate serves as Group President, Customer Management and Maintenance. Prior to joining ACI in August of 2012, Mr. Frate was Executive Vice President at PNC Bank, where he led the retail banking products and pricing group. Mr. Frate joined PNC Bank through its acquisition of National City Corporation, where he served as Vice Chairman, leading the retail banking business. He joined National City in 2003. From 2001 to 2003, he served as President and Chief Operating Officer of Bank One Card Services. Prior to joining Bank One, Mr. Frate served as Vice Chairmen of payment services at US Bank (1995 to 2001) and Executive Vice President of credit and services (1989 to 1995). Mr. Frate is a member of the Board of Directors at John Carroll University. Mr. Frate holds a Master of Science in Finance from Krannert School of Management at Purdue University and a Bachelor’s degree in Economics from the School of Business at John Carroll University.

Mrs. Homberger serves as Group President, ACI On Demand. Mrs. Homberger joined ACI in December 2006. She has led the financial planning and analysis team and held other operational leadership positions at the Company. From 2002 to 2006, Mrs. Homberger held finance leadership roles and completed the Financial Management Program (“FMP”) at GE Healthcare. Mrs. Homberger is Six Sigma Green Belt Certified and holds a Master of Business Administration degree from Fordham University and Bachelor of Science from Miami University.

Mr. Saks serves as Group President, Strategic Products. Prior to joining ACI in February 2012, Mr. Saks was Senior Vice President of Shared Services at S1 Corporation, which was subsequently acquired by ACI. From 1999 to 2007, Mr. Saks served as the Chief Operating Officer at Fundamo. Mr. Saks holds a Master of Commerce in IT Management from the University of Cape Town and a Bachelor’s degree in Accounting and Computer Science from the University of Port Elizabeth.

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

Mr. Byrnes serves as Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. He has served in that capacity since March 2011 and as General Counsel and Secretary since joining the Company in June 2003. Prior to that Mr. Byrnes served as an attorney in Bank One Corporation’s technology group from 2002 to 2003 and before that with Sterling Commerce, an electronic commerce software and services company, from 1996. From 1991 to 1996 Mr. Byrnes was an attorney with Baker Hostetler. Mr. Byrnes holds a JD from The Ohio State University College of Law, a Master of Business Administration from Xavier University and a Bachelor of Science in engineering from Case Western Reserve University.

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

Our Universal Payments strategy could prove to be unsuccessful in the market.

Our Universal Payments (“UP”) solutions, including our UP BASE24-eps product, are strategic for us, in that they are designated to help us win new accounts, replace legacy payments systems on multiple hardware platforms, and help us transition our existing customers to a new, real-time, and open-systems product architecture. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected if we are unable to generate adequate sales of Universal Payments solutions or if we are unable to successfully deploy them in production environments.

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

Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2015. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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

As part of our business strategy, we anticipate that we may acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies and personnel, or through investments in, or strategic partnerships with, other companies. Any acquisition, investment or partnership, including our recently completed acquisition of PAY.ON, is subject to a number of risks. Such risks include the diversion of management time and resources, disruption of our ongoing business, potential overpayment for the acquired company or assets, dilution to existing stockholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition which may increase our interest expense and leverage significantly, lack of familiarity with new markets, and difficulties in supporting new product lines.

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

We may experience difficulties integrating PAY.ON, which could cause us to fail to realize the anticipated benefits of the acquisition.

Achieving the anticipated benefits of our acquisition of PAY.ON will depend in part upon whether we are able to integrate the business of the company in an effective and efficient manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations will take time and will require the dedication of significant management resources, which may temporarily distract management’s attention from our routine business.

Any delay or inability of management to successfully integrate the operations of PAY.ON could compromise our potential to achieve the anticipated long-term strategic benefits of the acquisitions and could have a material adverse effect on the business, financial condition, cash flows and results of operations after the acquisitions.

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

Legislation, governmental regulation and industry standards affect how our business is conducted, and in some cases, could subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation, governmental regulation and industry standards may directly or indirectly impact our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. For example, our products are affected by VISA and MasterCard electronic payment standards that are generally updated twice annually. In addition, action by government and regulatory authorities such as the Dodd-Frank Wall Street Reform and the Consumer Protection Act relating to financial regulatory reform and the European Union-wide digital privacy law (the “EU Data Privacy Law”) (which imposes imposes strict data privacy requirements and regulatory fines of up to 4% of “worldwide turnover” and is expected to become effective in 2018), as well as legislation and regulation related to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we fail to comply with the complex regulations applicable to our payments business, we could be subject to liability or our revenues may be reduced.

Official Payments Corporation is licensed as a money transmitter in those states where such licensure is required. These licenses require us to demonstrate and maintain certain levels of net worth and liquidity and also require us to file periodic reports. In addition, our payment business is generally subject to federal regulation in the United States, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. Any violations of law may also result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions.

In addition, our customers must ensure that our services comply with the government regulations, including the EU Data Privacy Law, and industry standards that apply to their businesses. Federal, state, foreign or industry authorities could adopt laws, rules, or regulations affecting our customers’ businesses that could lead to increased operating costs that may lead to reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.

As a provider of services to financial institutions, we may be bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we are subject to these limitations and we fail to comply with applicable regulations, including the EU Data Privacy Law, we could be exposed to suits for breach of contract or to governmental proceedings, our customer relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new customers. In addition, if more restrictive privacy laws or rules are adopted in the future on the federal or state level, or, with respect to our international operations, by authorities in foreign jurisdictions on the national, provincial, state, or other level, that could have an adverse impact on our business.

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

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagrees with the verdicts and judgment, and ACI Corp. has filed post-judgment motions and intends to appeal the dismissal of its claims against BHMI and the verdicts and judgment in favor of BHMI on its counterclaims. While there necessarily can be no assurance of the result of the litigation, the Company has determined that it does not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, the Company has not accrued for this litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	Year ended December 31, 2015		Year ended December 31, 2014
	High	Low	High	Low

Fourth quarter	$24.36	$20.96	$20.77	$17.65
Third quarter	$24.40	$20.72	$19.99	$17.39
Second quarter	$25.59	$21.48	$20.38	$17.62
First quarter	$21.90	$17.84	$21.45	$18.43

On April 10, 2014, we announced that our Board of Directors approved a three-for-one stock split of our common stock, which was affected in the form of a common stock dividend distributed on July 10, 2014. The high and low stock prices above have been retroactively adjusted to reflect the three-for-one stock split for all periods presented.

As of February 22, 2016, there were 318 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2015 through October 31, 2015	—		$—	—	$138,325,000
November 1, 2015 through November 30, 2015	3,750	(1)	23.87	—	138,325,000
December 1, 2015 through December 31, 2015	252	(1)	21.75	—	138,325,000

Total	4,002		$23.74	—

(1)	Pursuant to our 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”), we granted restricted share awards (“RSAs”). These awards have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant date. Under each arrangement, stock is issued without direct cost to the employee. Under the terms of the Transaction Agreement with S1, upon the acquisition, the S1 Transaction RSAs were converted to RSAs of our stock. These awards have requisite service periods of four years and vest in increments of 25% on the anniversary of the original grant date of November 9, 2011. During the three months ended December 31, 2015, 13,965 RSAs vested. We withheld 4,002 shares to pay the employees’ portion of applicable withholding taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Our Board of Directors approved an increase of $30 million, $100 million, and $52.1 million to the stock repurchase program in May 2006, March 2007, and February 2012, respectively, bringing the total of the approved program to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100 million for stock repurchases. On February 24, 2014, our Board of Directors approved an additional $100 million for the stock repurchase program. Approximately $138.3 million remains available at December 31, 2015. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Stock Performance Graph and Cumulative Total Return

The following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the NASDAQ Electronic Components Index for comparison.

The graph above assumes that a $100 investment was made in our common stock and each index on December 31, 2010, and that all dividends were reinvested. Also included are the respective investment returns based upon the stock and index values as of the end of each year during such five-year period. The information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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

	Years Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011
		(in thousands, except per share data)
Income Statement Data:
Total revenues	$1,045,977	$1,016,149	$864,928	$666,579	$465,095
Net income	$85,436	$67,560	$63,868	$48,846	$45,852
Earnings per share:
Basic (8)	$0.73	$0.59	$0.54	$0.42	$0.46
Diluted (8)	$0.72	$0.58	$0.53	$0.41	$0.45

Shares used in computing earnings per share:
Basic (8)	117,465	114,798	117,885	116,089	100,370
Diluted (8)	118,919	116,771	120,054	119,716	102,584

	As of December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011
Balance Sheet Data:
Working capital (9)	$(2,360)	$(4,672)	$43,922	$55,359	$88,863
Total assets	1,990,212	1,850,700	1,681,851	1,250,886	664,642
Current portion of debt (5)(6)	95,293	87,352	47,313	17,500	—
Debt (long-term portion) (6)(7)	854,480	809,479	716,763	369,064	77,058
Stockholders’ equity	654,400	581,405	543,694	534,357	317,330

(1)	The consolidated balance sheet and statement of income for the year ended December 31, 2015 includes the acquisition of PAY.ON as discussed in Note 2, Acquisitions.
(2)	The consolidated balance sheet and statement of income for the year ended December 31, 2014 includes the acquisition of ReD as discussed in Note 2, Acquisitions.
(3)	The consolidated balance sheet and statement of income for the year ended December 31, 2013 includes the acquisitions of OPAY, ORCC and PTESA as discussed in Note 2, Acquisitions.
(4)	The consolidated balance sheet and statement of income for the year ended December 31, 2012 includes the acquisitions of Distra Pty Ltd., North Data Uruguay S.A., and S1 Corporation.
(5)	Debt (short-term portion) includes capital lease obligations of $0.9 million as of December 31, 2011, which is included in other noncurrent liabilities in the consolidated balance sheets. We had no material capital lease obligations at December 31, 2015, 2014, 2013, and 2012.
(6)	During the year ended December 31, 2015, we increased the Revolving Credit Facility by $181.0 million to fund the acquisition of PAY.ON and related transaction expenses. During the year ended December 31, 2014, we increased the Term Credit Facility by $150.0 million to fund the acquisition of ReD. In addition, we drew a net additional $44.0 million on our Revolving Credit Facility during the year ended December 31, 2014 partially used to fund the acquisition of ReD and the related transaction costs. During the year ended December 31, 2013, we increased the Term Credit Facility by $300.0 million to fund the acquisition of ORCC and amended our Credit Agreement to extend the term to 2018. We also added $300.0 million in Senior Notes during the year ended December 31, 2013, all of which is due in August 2020. See Note 4, Debt, for further discussion. The outstanding balance of the Credit Agreement increased in 2012 due to the S1 Corporation acquisition.

(7)	During the year ended December 31, 2012, we financed through the vendor a five-year license agreement for certain internally used software for $14.8 million with annual payments through April 2016. During the year ended December 31, 2015, we financed multiple three-year license agreements for certain internally-used software for a total value of $20.4 million with payments due through November 2018. Of this amount, $20.2 million remains outstanding at December 31, 2015 with $11.7 million included in other current liabilities and $8.5 million included in other non-current liabilities in our consolidated balance sheet.
(8)	On April 10, 2014, we announced that our Board of Directors approved a three-for-one stock split of our common stock, which was affected in the form of a common stock dividend distributed on July 10, 2014. The par value remained $0.005 per common share, resulting in an adjustment to increase the total common stock balance with an equal and offsetting adjustment to additional paid-in capital. The basic and diluted per share amounts have been retroactively adjusted to reflect the three-for-one stock split for all periods presented.
(9)	In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classificiation of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position and is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. We adopted ASU 2015-17 as of December 31, 2015. See Note 13, Income Taxes, for additional details regarding the application of ASU 2015-17. We have retrospectively adjusted the prior years to be comparable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ACI Worldwide, the Universal Payments (UP) company, powers electronic payments for more than 5,000 organizations around the world. More than 1,000 of the largest financial institutions and intermediaries as well as 300 of the leading global retailers rely on ACI to execute $14 trillion each day in payments. In addition, thousands of organizations utilize our electronic bill presentment and payment services. Through our comprehensive suite of software and SaaS-based solutions, we deliver real-time, any-to-any payments capabilities and enable the industry’s most complete omni-channel payments experience.

In addition to our own products, we distribute, or act as a sales agent for, software developed by third parties. Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA, and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and services are used principally by financial institutions, retailers, and electronic payment processors, both in domestic and international markets. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide and ACI Universal Payment Systems brands.

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

Key trends that currently impact our strategies and operations include:

Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. The Boston Consulting Group predicts that electronic payment transactions will grow in volume at an annual rate of 6.6%, from 454.6 billion in 2015 to 624.6 billion in 2020, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the licensing of capacity upgrades to existing customers.

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

Increasing competition. The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors, and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than us and have significantly greater financial, technical, and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to our solutions, particularly among customers that do not seek to differentiate their electronic payment offerings or are eliminating banks from the payments service reducing the need for our solutions. As consolidation in the financial services industry continues, we anticipate that competition for those customers will intensify.

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

European Payment Service Directive (PSD2). PSD2, which was ratified by the European Parliament in 2015 will force member states to implement new payment regulation before 2017. The XS2A provision effectively creates a new market opportunity where banks in EU member countries must provide open API standards to customer data thus allowing authorized third-party providers to enter the market.

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

Mobile banking and payments. There is a growing demand for the ability to carry out banking services or make payments using a mobile phone. Recent statistics from Javelin Strategy & Research, a subsidiary of Greenwich Associates, show that 50% of adults in the United States use their phone for mobile banking. The use of phones for mobile banking is expected to grow to 81% in 2020. Our customers have been making use of existing products to deploy mobile banking, mobile payment and mobile commerce solutions for their customers in many countries. In addition, ACI has invested in mobile products of our own and via partnerships to support mobile functionality in the marketplace.

Electronic Bill Payment and Presentment (EBPP). EBPP encompasses all facets of bill payment, including biller direct, where customers initiate payments on biller websites, the consolidator model, where customers initiate payments on a financial institution website, and walk-in bill payment, as one might find in a convenience store. The EBPP market continues to grow as consumers move away from traditional forms of paper-based payments. According to Javelin Strategy & Research, a subsidiary of Greenwich Associates, the number of households paying at biller websites was projected to increase from 51 million in 2014 to 57 million in 2019, a 2.8% CAGR, while the number of households paying at financial institution websites was projected to increase from 56 million in 2014 to 68 million in 2019, a 5% CAGR. The consolidator model or bank bill pay segment has grown as financial institutions view these services as “sticky.” Similarly, the biller direct segment is seeing strong growth as billers migrate these services to outsourcers, such as ACI, from legacy systems built in-house. We believe that EBPP remains ripe for outsourcing, as a significant amount of biller-direct transactions are still processed in house. As billers seek to manage costs and improve efficiency, we believe that they will continue to look to third-party EBPP vendors that can offer a complete solution for their billing needs.

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

Acquisitions

PAY.ON

On November 4, 2015, the Company completed the acquisition of PAY.ON AG and its subsidiaries (collectively, “PAY.ON”) for $186.4 million in cash and stock. PAY.ON is a leader in eCommerce payments gateway solutions to payment service providers globally. Their advanced Software as a Service (“SaaS”) based solution complements and strengthens the Company’s Merchant Retail Omni-Channel Universal Payments offerings. The combined entities will provide customers the ability to deliver a seamless omni-channel customer payment experience in store, mobile, and online.

To fund this acquisition and related transaction fees, we drew an additional $181.0 million on our Revolving Credit Facility. See Note 4, Debt, for terms of the financing arrangement

Subsequent Event

On January 20, 2016, the Company and Fiserv, Inc. (“Fiserv”) entered into a definitive agreement (the “Agreement”) providing for the sale of its Community Financial Services products and their related identified assets and liabilities for $200.0 million, subject to certain working capital adjustments, on the terms and conditions described in the Agreement.

The consummation of the Agreement is subject to the satisfaction of customary conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, ACI’s delivery of specified third-party consents and the absence of a material adverse change. Either party may terminate the Agreement under certain circumstances, including, a failure of the transaction to close on or prior to June 30, 2016 or such other date as may be mutually agreed upon by the parties, and certain breaches of representations and warranties or covenants of the other party.

Backlog

Included in backlog estimates are all license, maintenance, services, and hosting fees specified in executed contracts, as well as revenues from assumed contract renewals to the extent that we believe recognition of the related revenue will occur within the corresponding backlog period. We have historically included assumed renewals in backlog estimates based upon automatic renewal provisions in the executed contract and our historic experience with customer renewal rates.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014 (in millions). As a result of the acquisition of PAY.ON, the 60-month backlog estimate includes approximately $57.1 million as of December 31, 2015. Dollar amounts reflect foreign currency exchange rates as of each period end.

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014

Americas	$3,086	$3,010	$3,013	$3,042	$3,014
EMEA	898	834	840	805	855
Asia/Pacific	318	307	295	290	291

Total	$4,302	$4,151	$4,148	$4,137	$4,160

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014

Committed	$1,876	$1,736	$1,709	$1,710	$1,731
Renewal	2,426	2,415	2,439	2,427	2,429

Total	$4,302	$4,151	$4,148	$4,137	$4,160

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic region, as of December 31, 2015 and 2014 (in millions). As a result of the acquisition of PAY.ON, the 12-month backlog estimate includes approximately $12.0 million as of December 31, 2015. For all periods reported, approximately 80% of our 12-month backlog estimate is committed backlog and approximately 20% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	December 31, 2015			December 31, 2014
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$598	$60	$658	$589	$59	$648
EMEA	160	31	191	146	45	191
Asia/Pacific	54	15	69	54	10	64

Total	$812	$106	$918	$789	$114	$903

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

RESULTS OF OPERATIONS

The following tables present the consolidated statements of income as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Income (amounts in thousands):

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$174,316	17%	$30,893	22%	$143,423	14%
Monthly license fees (MLFs)	76,889	7%	(14,845)	-16%	91,734	9%

License	251,205	24%	16,048	7%	235,157	23%
Maintenance	241,895	23%	(14,098)	-6%	255,993	25%
Services	106,820	10%	1,236	1%	105,584	10%
Hosting	446,057	43%	26,642	6%	419,415	41%

Total revenues	$1,045,977	100%	$29,828	3%	$1,016,149	100%

Total revenue for the year ended December 31, 2015 increased $29.8 million, or 3%, as compared to the same period in 2014. The increase is the result of a $16.0 million, or 7%, increase in license revenue, a $1.2 million, or 1%, increase in services revenue and a $26.6 million, or 6%, increase in hosting revenue partially offset by a $14.1 million, or 6%, decrease in maintenance revenue.

The increase in total revenue for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due to a $8.8 million, or 1%, increase in the Americas reportable segment, a $19.7 million, or 9%, increase in the EMEA reportable segment, and a $1.3 million, or 2%, increase in the Asia/Pacific reportable segment.

The addition of PAY.ON and ReD contributed $27.6 million of the increase in total revenue for the year ended December 31, 2015. Total revenue was $25.0 million lower in 2015 as compared to 2014 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the addition of PAY.ON, ReD and foreign currency, total revenue for the year ended December 31, 2015, increased $27.2 million, or 3%, compared to the same period in 2014, primarily due to increased license fees.

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

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue increased by $30.9 million, or 22%, during the year ended December 31, 2015, as compared to the same period in 2014 with the Americas, EMEA and Asia/Pacific reportable segments increasing by $2.9 million, $23.2 million and $4.8 million, respectively.

The increase in initial license revenue was primarily driven by an increase in capacity related license revenue of $34.7 million partially offset by a decrease in non-capacity related license revenue of $3.8 million for the year ended December 31,

2015, compared to the same period in 2014. The increase in capacity related license revenue was attributable to the timing and relative size of capacity events as compared to the same period in 2014. The decrease in non-capacity related license revenue was largely attributable to the execution of several license renewal arrangements and the release of deferred revenue for several large complex projects during the year ended December 31, 2014, as compared to the same period in 2015.

ReD contributed an incremental $0.3 million in initial license revenue for the year ended December 31, 2015, compared to the same period in 2014. Total initial license revenue was $4.1 million lower in 2015 as compared to 2014 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total initial license revenue for the year ended December 31, 2015, increased $34.7 million, or 24%, compared to the same period in 2014.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue decreased $14.8 million, or 16%, during the year ended December 31, 2015, as compared to the same period in 2014 with the Americas, EMEA and Asia/Pacific reportable segments decreasing by $9.8 million, $3.7 million and $1.3 million, respectively. The decrease in monthly license revenue is primarily due to a decrease in the amount of initial license revenue that was being recognized ratably over an extended period during the year ended December 31, 2015, as compared to the same period in 2014. Monthly license revenue was also impacted by the recognition of cumulative monthly license fee revenue related to large, complex projects that were completed and recognized during the year ended December 31, 2014, that did not reoccur in the same period in 2015.

Total monthly license revenue was $2.3 million lower for the year ended December 31, 2015, compared to the same period in 2014 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total monthly license revenue for the year ended December 31, 2015, decreased $12.5 million, or 14%, compared to the same period in 2014.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the year ended December 31, 2015, as compared to the same period in 2014, decreased $14.1 million, or 6%. Maintenance revenue decreased in the Americas, EMEA and Asia/Pacific reportable segments by $0.9 million, $12.0 million and $1.1 million, respectively. The decrease in maintenance revenue is a result of deferred revenue related to large, complex projects that were released during the year ended December 31, 2014, that did not reoccur in the same period in 2015.

ReD contributed an incremental $1.4 million of maintenance revenue during the year ended December 31, 2015, compared to the same period in 2014. Total maintenance revenue was $11.2 million lower in 2015 as compared to 2014 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total maintenance revenue for the year ended December 31, 2015, decreased $4.3 million, or 2%, compared to the same period in 2014.

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

Services revenue during the year ended December 31, 2015 as compared to the same period in 2014 increased by $1.2 million, or 1%. Implementation and professional services increased in the Americas reportable segment by $6.3 million and was partially offset by decreases in the EMEA and Asia/Pacific reportable segments of $3.1 million and $2.0 million, respectively.

ReD contributed an incremental $0.3 million of services revenue during the year ended December 31, 2015, compared to the same period in 2014. Total services revenue was $5.5 million lower in 2015 as compared to 2014 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD and foreign currency, total services revenue for the year ended December 31, 2015, increased $6.4 million, or 6%, compared to the same period in 2014. Services revenue was impacted by the recognition of revenue related to large, complex projects that were completed and recognized during the year ended December 31, 2015, that did not occur in the same period in 2014. This was partially offset by the Company’s customers continuing to transition from on premise to hosted software solutions. Services work performed in relation to the Company’s hosted software solutions is recognized over a longer service period and is classified as hosting revenue.

Hosting Revenue

Hosting revenue includes fees earned through hosting and on-demand arrangements. All revenue from hosting and on-demand arrangements that does not qualify for treatment as separate units of accounting, which include set-up fees, implementation or customization services, and product support services, are included in hosting revenue. For 2015, hosting revenue also includes fees paid by our clients as a part of the acquired EBPP and Payment Risk Management products. Fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled.

Hosting revenue during the year ended December 31, 2015 as compared to the same period in 2014 increased $26.6 million, or 6%. The increase was primarily due to incremental ReD revenue of $22.7 million and an additional $2.9 million in revenue from the acquisition of PAY.ON during the year ended December 31, 2015. Total hosting revenue was $1.8 million lower in the year ended December 31, 2015, compared to the same period in 2014 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of ReD, PAY.ON, and foreign currency, total hosting revenue for the year ended December 31, 2015, increased $2.8 million compared to the same period in 2014.

Operating Expenses

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Operating expenses:
Cost of license	$23,245	2%	$(1,320)	-5%	$24,565	2%
Cost of maintenance, services and hosting	449,054	43%	18,863	4%	430,191	42%
Research and development	145,924	14%	1,717	1%	144,207	14%
Selling and marketing	129,407	12%	17,360	15%	112,047	11%
General and administrative	87,419	8%	(7,646)	-8%	95,065	9%
Depreciation and amortization	82,980	8%	11,078	15%	71,902	7%

Total operating expenses	$918,029	88%	$40,052	5%	$877,977	86%

Total operating expenses for the twelve months ended December 31, 2015 increased $40.1 million, or 5%, as compared to the same period of 2014, primarily due to $34.2 million of incremental operating costs related to ReD and PAY.ON. Total operating expenses were $27.1 million lower for the twelve months ended December 31, 2015, compared to the same period in 2014, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding these impacts, total operating expenses increased $33.0 million for the twelve months ended December 31, 2015, primarily due to increased expenses in cost of maintenance, services and hosting, selling and marketing, and depreciation and amortization, partially offset by decreased cost of license and general and administrative expenses.

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

Cost of software licenses fees decreased $1.3 million, or 5%, during the twelve months ended December 31, 2015 compared to the same period in 2014, primarily due to a decrease in third-party royalty fees.

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

Cost of maintenance, services and hosting fees increased $18.9 million, or 4%, during the twelve months ended December 31, 2015 compared to the same period in 2014, primarily due to $16.3 million of incremental operating expenses related to the added operations of ReD and PAY.ON. There were $9.1 million lower expenses due to the impact of foreign currencies weakening against the U.S. dollar. Excluding these expenses, the cost of maintenance, services and hosting fees increased $11.8 million in the twelve months ended December 31, 2015 compared to the same period in 2014 primarily due to $11.6 million of higher interchange processing fees.

Research and Development

Research and development expenses are primarily human resource costs related to the creation of new products and improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $1.7 million, or 1%, during the twelve months ended December 31, 2015 compared to the same period in 2014. Included in expenses were $7.2 million of incremental operating expenses related to the added operations of ReD and PAY.ON. In addition, there were approximately $2.3 million and $1.6 million of significant transaction related expenses incurred in the twelve months ended December 31, 2015 and December 31, 2014, respectively. There were $5.3 million lower expenses due to the impact of foreign currencies weaking against the U.S. dollar. Excluding these expenses, the cost of research and development decreased $0.8 million due to a decrease in personnel and related expenses, net of a $0.8 million increase in share-based compensation expense.

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

Selling and marketing expense increased $17.4 million, or 15%, during the twelve months ended December 31, 2015 compared to the same period in 2014. There were $1.2 million of incremental operating expenses related to the added operations of ReD and PAY.ON. Excluding these expenses, the cost of sales and marketing increased $16.2 million in the twelve months ended December 31, 2015 compared to the same period in 2014 primarily due to a $6.6 million increase in sales commission expenses due to increased sales, a $4.0 million increase in advertising and promotional expenses, and a $5.6 million increase in personnel and related expenses, of which $1.4 million was an increase in share-based compensation expense.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense decreased $7.6 million, or 8%, during the twelve months ended December 31, 2015. There were $0.8 million of incremental operating expenses related to the added operations of ReD and PAY.ON. In addition, there were approximately $12.7 million and $21.3 million of significant transaction related expenses incurred in the twelve months ended December 31, 2015 and December 31, 2014, respectively. General and administrative expenses were $5.0 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding ReD and PAY.ON, significant transaction related expenses, and foreign currency, total general and administrative expenses increased $5.2 million as a result of a $4.1 million increase in share-based compensation expense and a $1.4 million increase in bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense increased $11.1 million, or 15%, during the twelve months ended December 31, 2015 compared to the same period in 2014 primarily due to $6.9 million of incremental expenses related to the added operations of ReD and PAY.ON and $3.5 million increase in depreciation reflecting capital expenditures during the past year.

Other Income and Expense

	2015				2014
		% of Total	$ Change	% Change		% of Total
	Amount	Revenue	vs 2014	vs 2014	Amount	Revenue
Other income (expense):
Interest expense	$(41,372)	-4%	$(1,634)	4%	$(39,738)	-4%
Interest income	386	0%	(189)	-33%	575	0%
Other, net	26,411	3%	26,651	N/A	(240)	0%

Total other income (expense)	$(14,575)	-1%	$24,828	-63%	$(39,403)	-4%

Interest expense for the year ended December 31, 2015 increased $1.6 million, or 4%, as compared to the same period in 2014 due to the additional drawing on the Revolving Credit Facility to fund the ReD and PAY.ON acquisitions. Interest income for the year ended December 31, 2015 decreased $0.2 million as compared to the same period in 2014.

Other, net included a $24.5 million gain from the sale of Yodlee, Inc. (“Yodlee”) common stock during the year ended December 31, 2015. Foreign currency gains for the year ended December 31, 2015 were $1.9 million compared to losses of $0.1 million for the same period in 2014.

Income Taxes

	2015				2014
	Amount	% of Total Revenue	$ Change vs 2014	% Change vs 2014	Amount	% of Total Revenue
Income tax expense	$27,937	3%	$(3,272)	-10%	$31,209	3%
Effective Income tax rate	25%				32%

The effective tax rates for the years ended December 31, 2015 and 2014 were approximately 25% and 32%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate,our December 31, 2015 effective tax rate was most impacted by our operations in Ireland, Netherlands, South Africa and United Kingdom and our December 31, 2014 effective tax rate was most impacted by our operations in Ireland, South Africa and United Kingdom . Our effective rate is increased by the inclusion of certain foreign earnings in our US tax return. In addition to the tax benefit from foreign operations that are taxed at lower rates than the domestic rate, the effective tax rate for the year ended December 31, 2015 was also reduced by a $8.6 million benefit related to the Company’s investment in Yodlee and change in the related valuation allowance. The effective tax rate for the year ended December 31, 2015 was increased by an unrecognized tax benefit increase of $3.0 million. The effective tax rate for the year ended December 31, 2014 was reduced by a $3.4 million benefit related to Research and Development tax incentives and increased by the recording of $3.5 million additional valuation allowance primarily related to foreign tax credits.

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

Other Income and Expense

	2014				2013
		% of Total	$ Change	% Change		% of Total
	Amount	Revenue	vs 2013	vs 2013	Amount	Revenue
Other income (expense):
Interest expense	$(39,738)	-4%	$(12,517)	46%	$(27,221)	-3%
Interest income	575	0%	(84)	-13%	659	0%
Other, net	(240)	0%	3,087	-93%	(3,327)	0%

Total other income (expense)	$(39,403)	-4%	$(9,514)	32%	$(29,889)	-3%

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

The effective tax rates for the years ended December 31, 2014 and 2013 were approximately 32% and 31%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2014 effective tax rate was most impacted by our operations in Ireland, South Africa and United Kingdom and our December 31, 2013 effective tax rate was most impacted by our operations in Canada, Singapore, South Africa and United Kingdom where the tax rates are significantly less than the United States. Our effective rate is increased by the inclusion of certain foreign earnings in our US tax return. In addition to the tax benefit from foreign operations that are taxed at lower rates than the domestic rate, the effective tax rate for the year ended December 31, 2014 was also reduced by a $3.4 million benefit related to Research and Development tax incentives and increased by the recording of $3.5 million additional valuation allowance primarily related to foreign tax credits. The effective tax rate for the year ended December 31, 2013 was reduced by a $4.0 million benefit related to Research and Development tax incentives, the recognition of $1.4 million in tax benefits, including $0.5 million of R&D credits, as a result of implementing the 2012 American Taxpayer Relief Act, and the release of $1.6 million valuation allowance, primarily related to US capital losses that were utilized in the year.

Segment Results for Years Ended December 31, 2015, 2014 and 2013

The following table presents revenues and income before income taxes for the periods indicated by geographic region (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues:
Americas	$710,561	$701,767	$541,890
EMEA	250,568	230,879	228,679
Asia/Pacific	84,848	83,503	94,359

	$1,045,977	$1,016,149	$864,928

Income before income taxes:
Americas	$111,382	$143,379	$145,496
EMEA	132,518	116,120	87,522
Asia/Pacific	41,658	38,853	33,923
Corporate	(172,185)	(199,583)	(173,782)

	$113,373	$98,769	$93,159

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

The increase in 2015 revenues for the Americas geographic segment is primarily due to the incremental revenue from ReD as well as increases in hosting and services revenue. The Americas income before taxes decreased primarily as a result of a $11.8 million increase in interchange fees in 2015 compared to 2014 as well as an increase in personnel related expenses in the Americas. The EMEA segment revenue increased as a result of an increase in license and hosting revenue partially offset by a decrease in maintenance and services revenue, which drove the increase in income before taxes. The Asia/Pacific segment’s income before taxes increased primarily as a result of foreign currency fluctuations. The Corporate line item’s decrease in loss before income taxes is due to the gain on sale of Yodlee common stock for $24.5 million, which is partially offset by an increase of $1.8 million in interest expense in 2015 compared to 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; (iii) to fund cash portions of acquisitions, (iv) to fund capital expenditures and lease payments, and (v) to fund stock repurchases. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents and available borrowings under our Credit Agreement.

As of December 31, 2015, we had $102.2 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of December 31, 2015, $74.8 million of the $102.2 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S. we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Cash Flows

The following table sets forth summary cash flow data for the periods indicated (amounts in thousands).

	Years Ended December 31,
	2015	2014	2013

Net cash provided by (used in):
Operating activities	$183,071	$149,026	$138,418
Investing activities	(199,961)	(240,690)	(410,714)
Financing activities	49,563	78,082	291,640

2015 compared to 2014

Net cash flows provided by operating activities for the year ended December 31, 2015 was $183.1 million compared to $149.0 million during the same period in 2014. The comparative period increase was primarily due to higher non-cash expenses for share based compensation, depreciation and amortization, and stronger collections from customers in 2015 compared to the same period in 2014. Our current policy is to use our operating cash flow primarily to meet interest and principal payments on outstanding debt, as well as for funding capital expenditures, lease payments, acquisitions and stock repurchases.

During 2015, we used $179.4 million of cash, net of $1.6 million in cash acquired, to acquire PAY.ON. We received proceeds of $35.3 million from the sale of availale-for-sale securities and we used $55.9 million to purchase software, property and equipment, and other investments during the year ended December 31, 2015. During 2014, we paid $204.3 million, net of $0.8 million in cash acquired, to acquire ReD. In addition, we used $36.4 million to purchase software, property and equipment, and other investments during the year ended December 31, 2014.

We received proceeds of $298.0 million and repaid $164.0 million on the Revolving Credit Facility during the year ended December 31, 2015. We repaid $87.4 million on the Term Credit Facility during the year ended December 31, 2015. In addition, during the year ended December 31, 2015, we received proceeds of $20.2 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $4.6 million for the repurchase of restricted stock and performance shares for tax withholdings. In 2014, we used $70.0 million to repurchase common stock. We received proceeds of $150.0 million and repaid $57.4 million on the Term Credit Facility during the year ended December 31, 2014. We received proceeds of $169.5 million and repaid $125.5 million on the Revolving Credit Facility during the year ended December 31, 2014.

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

Debt

Credit Agreement

As of December 31, 2015, we had $178.0 million and $460.6 million outstanding under our Revolving and Term Credit Facility portions of our Credit Agreement, respectively, with up to $72.0 million of unused borrowings under the Revolving Credit Facility. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, mergers, advances, acquisitions, investments, dividends and other restricted payments, liens, transactions with affiliates and change in nature of the business. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The Credit Agreement does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. At December 31, 2015 (and at all times during the period) we were in compliance with our debt covenants. The interest rate in effect at December 31, 2015 for our Credit Agreement was 2.68%.

Senior Notes

On August 20, 2013, we completed a $300.0 million offereing of 6.375% Senior Notes due in 2020 (the “Senior Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Senior Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year. The Senior Notes will mature on August 15, 2020.

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

We did not repurchase any shares under the program during the year ended December 31, 2015. Under the program to date, we have purchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of December 31, 2015.

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

Contractual obligations as of December 31, 2015 are as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$86,198	$17,261	$27,136	$20,789	$21,012
Term credit facility	460,583	95,293	365,290	—	—
Revolving credit facility	178,000	—	178,000	—	—
Senior notes	300,000	—	—	300,000	—
Term credit facility interest (1)	24,670	11,386	13,284	—	—
Revolving credit facility interest (1)	12,721	4,770	7,951	—	—
Senior Notes Interest (2)	95,625	19,125	38,250	38,250	—
Financed internally used software (3)	20,201	11,691	8,510	—	—

Total	$1,177,998	$159,526	$638,421	$359,039	$21,012

(1)	Based upon the Credit Facility debt outstanding and interest rate in effect at December 31, 2015 of 2.68%.
(2)	Based upon Senior Notes issued of $300 million at per annum rate of 6.375%.
(3)	During the year ended December 31, 2012, we financed through the vendor a five-year license agreement for certain internally used software for $14.8 million with annual payments through April 2016. During the year ended December 31, 2015, we financed multiple three-year license agreements for certain internally-used software for a total value of $20.4 million with payments due through November 2018. Of this amount, $20.2 million remains outstanding at December 31, 2015 with $11.7 million included in other current liabilities and $8.5 million included in other non-current liabilities in our consolidated balance sheet.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under ASC 740, Income Taxes. The liability for unrecognized tax benefits at December 31, 2015 is $21.1 million.

Off-Balance Sheet Arrangements

Settlement Accounts

We enter into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of our clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that we receive the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of our clients which are separate from our corporate assets. As we do not take ownership of the funds, the settlement accounts are not included in our balance sheet. We are entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in our determination of our fee structure for clients and represents a portion of the payment for services performed by us. The amount of settlement funds as of December 31, 2015 and 2014 were $260.2 million and $224.9 million, respectively.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2015 and December 31, 2014 our intangible assets, excluding goodwill, net of accumulated amortization, were $256.9 million and $261.4 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from three years to 20 years.

As of December 31, 2015 and 2014, our goodwill was $913.3 million and $781.2 million, respectively. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as Company-specific risk factors. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment of the reporting unit may exist. If the recoverability test indicates potential impairment, we calculate an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. The calculated fair value substantially exceeded the current carrying value for all reporting units. No reporting units were deemed to be at risk of failing Step 1 of the goodwill impairment test under ASC 350.

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

Supplemental options granted pursuant to the 2005 Incentive Plan are granted at an exercise price not less than the market value per share of the Company’s common stock on the date of the grant. These options vest, if at all, based upon (i) tranche one - any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two - any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three - any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with us as of the anniversary date in order for the options to vest. The exercise price of the supplemental stock options is the closing market price on the date the awards were granted. In order to determine the grant date fair value of the supplemental stock options, a Monte Carlo simulation model was used.

Long term incentive program performance share awards (“LTIP Performance Shares”) were granted during the years ended December 31, 2015, 2014, and 2013 pursuant to our 2005 Incentive Plan. These awards are earned, if at all, based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

During the years ended December 31, 2015, 2014, and 2013, pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of three years and vest in increments of 33% on the anniversary dates of grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

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

During the year ended December 31, 2015, pursuant to our 2005 Incentive Plan, we granted Performance-Based Restricted Share Awards (“PBRSAs”). The PBRSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. These PBRSA awards are earned, if at all, based upon the achievement of performance goals over a specific period (the “Performance Period”) and completion of the service period. In no event will any of the PBRSA shares become earned if our earnings before income tax, depreciation, and amortization (“EBITDA”) is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined EBITDA threshold level, up to 150% of the PBRSA shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management will evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the condensed consolidated financial statements. We recognize compensation expense for PBRSAs on a straight-line basis over the requisite service periods.

The assumptions utilized in the Black-Scholes and Monte Carlo simulation option-pricing models as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 11, Stock-Based Compensation Plans, in the Notes to Consolidated Financial Statements.

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

Recently Issued Accounting Standards

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classificiation of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company has adopted ASU 2015-17 as of December 31, 2015 and applied retrospecitvely. See Note 13, Income Taxes, for additional details regarding the application of ASU 2015-17.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2015. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2015, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $938.6 million of debt outstanding at December 31, 2015 with $300.0 million in Senior Notes, $178.0 million outstanding under the revolving portion of our Credit Facility, and $460.6 million outstanding under the term portion of our credit facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.68% at December 31, 2015. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this Annual Report and are listed in Part IV, Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2015.

In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2015.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

As permitted by applicable requirements, our evaluation of and conclusion on the effectiveness of internal control over financial reporting exclude PAY.ON AG and its subsidiaries (collectively “PAY.ON”), which was acquired by us on November 5, 2015. The assets recorded for this business represented $204.4 million, or 10% of our total consolidated assets and contributed $2.9 million, or less than 1%, to total consolidated revenues for 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

c) Changes in Internal Control over Financial Reporting

On November 4, 2015 we completed our acquisition of PAY.ON. We believe the internal controls and procedures of PAY.ON have had a material effect on our internal control over financial reporting. See Note 2, Acquisitions, to the Consolidated Financial Statements included in Item 8 for discussion of the acquisition and related financial data.

We are currently in the process of integrating PAY.ON operations. We anticipate a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

There have been no additional changes during our quarter ended December 31, 2015 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at PAY.ON AG and its subsidiaries (collectively “PAY.ON”), which was acquired on November 4, 2015 and whose financial statements constitute $204.4 million, or 10%, of total consolidated assets and $2.9 million, or less than 1% of total consolidated revenue as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at PAY.ON. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 26, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The information required by this item with respect to our directors is included in the section entitled “Nominees” under “Proposal 1 — Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2016 (the “2016 Proxy Statement”) and is incorporated herein by reference.

Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement is incorporated herein by reference.

Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in our 2016 Proxy Statement and is incorporated herein by reference. In addition, the information included in the sections entitled “Board Committees and Committee Meetings,” “Shareholder Recommendations for Director Nominees” and “Shareholder Nomination Process” within the “Corporate Governance” section of our 2016 Proxy Statement is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Security Ownership” in our 2016 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2016 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information included in the section entitled “Certain Relationships and Related Transactions,” in our 2016 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2016 Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the sections entitled ”Independent Registered Public Accounting Firm Fees” and ”Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2016 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACI Worldwide, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 26, 2016

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$102,239	$77,301
Receivables, net of allowances of $5,045 and $4,806, respectively	219,116	227,106
Recoverable income taxes	12,048	4,781
Prepaid expenses	27,461	24,314
Other current assets	27,220	40,417

Total current assets	388,084	373,919

Noncurrent assets
Property and equipment, net	60,630	60,360
Software, net	237,941	209,507
Goodwill	913,261	781,163
Intangible assets, net	256,925	261,436
Deferred income taxes, net	90,872	94,536
Other noncurrent assets, including $33,824 for assets at fair value at December 31, 2014	42,499	69,779

TOTAL ASSETS	$1,990,212	$1,850,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$55,420	$50,351
Employee compensation	31,213	35,299
Current portion of long-term debt	95,293	87,352
Deferred revenue	128,559	131,808
Income taxes payable	4,734	6,276
Other current liabilities	75,225	67,505

Total current liabilities	390,444	378,591

Noncurrent liabilities
Deferred revenue	42,081	49,224
Long-term debt	843,290	804,583
Deferred income taxes, net	28,067	13,442
Other noncurrent liabilities	31,930	23,455

Total liabilities	1,335,812	1,269,295

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2015 and 2014	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 and 139,820,388 shares issued at December 31, 2015 and 2014, respectively	702	698
Additional paid-in capital	561,379	551,713
Retained earnings	416,851	331,415
Treasury stock, at cost, 21,491,285 and 24,182,584 shares at December 31, 2015 and 2014, respectively	(252,956)	(282,538)
Accumulated other comprehensive loss	(71,576)	(19,883)

Total stockholders’ equity	654,400	581,405

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,990,212	$1,850,700

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013

Revenues
License	$251,205	$235,157	$233,931
Maintenance	241,895	255,993	245,954
Services	106,820	105,584	122,085
Hosting	446,057	419,415	262,958

Total revenues	1,045,977	1,016,149	864,928

Operating expenses
Cost of license (1)	23,245	24,565	25,324
Cost of maintenance, services and hosting (1)	449,054	430,191	318,515
Research and development	145,924	144,207	142,557
Selling and marketing	129,407	112,047	99,828
General and administrative	87,419	95,065	99,300
Depreciation and amortization	82,980	71,902	56,356

Total operating expenses	918,029	877,977	741,880

Operating income	127,948	138,172	123,048

Other income (expense)
Interest expense	(41,372)	(39,738)	(27,221)
Interest income	386	575	659
Other, net	26,411	(240)	(3,327)

Total other income (expense)	(14,575)	(39,403)	(29,889)

Income before income taxes	113,373	98,769	93,159
Income tax expense	27,937	31,209	29,291

Net income	$85,436	$67,560	$63,868

Earnings per common share
Basic	$0.73	$0.59	$0.54
Diluted	$0.72	$0.58	$0.53

Weighted average common shares outstanding
Basic	117,465	114,798	117,885
Diluted	118,919	116,771	120,054

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013

Net income	$85,436	$67,560	$63,868

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	1,488	22,977	—
Reclassification of unrealized gain to a realized gain on available-for-sale securities	(24,465)	—	—
Foreign currency translation adjustments	(28,716)	(19,545)	(9,284)

Total other comprehensive income (loss):	(51,693)	3,432	(9,284)

Comprehensive income	$33,743	$70,992	$54,584

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$698	$534,487	$199,987	$(186,784)	$(14,031)	$534,357
Net Income	—	—	63,868	—	—	63,868
Other comprehensive loss	—	—	—	—	(9,284)	(9,284)
Stock-based compensation	—	13,572	—	—	—	13,572
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(5,362)	—	33,677	—	28,315
Repurchase of 4,970,424 shares of common stock	—	—	—	(80,912)	—	(80,912)
Repurchase of restricted stock and performance shares for tax withholdings	—	—	—	(6,222)	—	(6,222)

Balance as of December 31, 2013	698	542,697	263,855	(240,241)	(23,315)	543,694
Net Income	—	—	67,560	—	—	67,560
Other comprehensive income	—	—	—	—	3,432	3,432
Stock-based compensation	—	11,045	—	—	—	11,045
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(2,029)	—	32,823	—	30,794
Repurchase of 3,578,427 shares of common stock	—	—	—	(70,000)	—	(70,000)
Repurchase of restricted stock and performance shares for tax withholdings	—	—	—	(5,120)	—	(5,120)

Balance as of December 31, 2014	698	551,713	331,415	(282,538)	(19,883)	581,405
Net Income	—	—	85,436	—		85,436
Other comprehensive loss	—	—	—	—	(51,693)	(51,693)
Stock-based compensation	—	18,380	—	—	—	18,380
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(14,089)	—	34,231	—	20,142
Issuance of 476,750 shares under stock plan portion of PAY.ON acquisition agreement	3	(3)	—	—	—	—
Issuance of 227,917 shares of common stock for acquisition of PAY.ON	1	5,378	—	—	—	5,379
Repurchase of restricted stock and performance shares for tax withholdings	—	—	—	(4,649)	—	(4,649)

Balance as of December 31, 2015	$702	$561,379	$416,851	$(252,956)	$(71,576)	$654,400

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$85,436	$67,560	$63,868
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	21,656	20,506	18,751
Amortization	75,775	66,177	51,216
Amortization of deferred debt issuance costs	6,244	5,877	5,388
Deferred income taxes	19,328	8,437	9,573
Stock-based compensation expense	18,380	11,045	13,572
Excess tax benefit of stock compensation	(4,923)	(11,807)	(6,960)
Gain on available for sale securities	(24,465)	—	—
Other	2,725	1,852	(593)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(11,355)	(30,643)	22,496
Accounts payable	8,557	(3,422)	(13,548)
Accrued employee compensation	(1,998)	(6,360)	(24,501)
Current income taxes	(8,244)	10,968	9,360
Deferred revenue	(4,513)	15,738	(23,613)
Other current and noncurrent assets and liabilities	468	(6,902)	13,409

Net cash flows from operating activities	183,071	149,026	138,418

Cash flows from investing activities:
Purchases of property and equipment	(27,283)	(17,627)	(21,104)
Purchases of software and distribution rights	(21,622)	(17,273)	(11,497)
Proceeds from available-for-sale securities	35,311	—	—
Acquisition of businesses, net of cash acquired	(179,367)	(204,290)	(378,113)
Other	(7,000)	(1,500)	—

Net cash flows from investing activities	(199,961)	(240,690)	(410,714)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,104	2,780	2,186
Proceeds from exercises of stock options	12,175	16,461	19,561
Excess tax benefit of stock compensation	4,923	11,807	6,960
Repurchases of common stock	—	(70,000)	(80,912)
Repurchase of restricted stock and performance shares for tax withholdings	(4,649)	(5,120)	(6,222)
Proceeds from revolving credit facility	298,000	169,500	40,000
Proceeds from term portion of credit agreement	—	150,000	300,000
Proceeds from issuance of senior notes	—	—	300,000
Repayments of revolving credit facility	(164,000)	(125,500)	(228,000)
Repayment of term portion of credit agreement	(87,352)	(57,449)	(30,867)
Payments on other debt and capital leases	(12,638)	(8,344)	(14,024)
Payment for debt issuance costs	—	(4,662)	(17,042)
Distribution to noncontrolling interest	—	(1,391)	—

Net cash flows from financing activities	49,563	78,082	291,640

Effect of exchange rate fluctuations on cash	(7,735)	(4,176)	(614)

Net increase (decrease) in cash and cash equivalents	24,938	(17,758)	18,730
Cash and cash equivalents, beginning of period	77,301	95,059	76,329

Cash and cash equivalents, end of period	$102,239	$77,301	$95,059

Supplemental cash flow information
Income taxes paid, net	$24,036	$23,082	$20,191
Interest paid	$35,183	$33,269	$14,598

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of their acquisition include: PAY.ON AG and its subsidiaries (collectively, “PAY.ON”) acquired during the year ended December 31, 2015, Retail Decisions Europe Limited (“ReD Europe”) and all its subsidiaries and Retail Decisions, Inc. (“ReD, Inc.”) (collectively “ReD”) acquired during the year ended December 31, 2014, Official Payments Holdings, Inc. (“OPAY”), Online Resources Corporation (“ORCC”), and Profesionales en Transacciones Electonicas S.A. (“PTESA”) acquired during the year ended December 31, 2013. All intercompany balances and transactions have been eliminated.

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

This allocation methodology has been applied to the following amounts included in revenues in the consolidated statements of income from arrangements for which VSOE of fair value does not exist for each undelivered element (in thousands):

	Years Ended December 31,
	2015	2014	2013
License	$7,797	$22,211	$22,190
Maintenance	3,801	7,699	9,649
Services	321	13	10

Total	$11,919	$29,923	$31,849

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

Hosting. In accordance with ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, a multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered item(s) has value to the customer on a standalone basis, and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of undelivered item(s) is considered probable and substantially in the control of the Company. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: VSOE if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

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

	December 31,
	2015	2014
Billed Receivables	$192,045	$200,392
Allowance for doubtful accounts	(5,045)	(4,806)

Billed, net	187,000	195,586
Accrued Receivables	32,116	31,520

Receivables, net	$219,116	$227,106

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2015 or 2014.

The Company maintains a general allowance for doubtful accounts based on historical experience, along with additional customer -specific allowances. The Company regularly monitors credit risk exposures in accounts receivable. In estimating the necessary level of our allowance for doubtful accounts, management considers the aging of accounts receivable, the creditworthiness of customers, economic conditions within the customer’s industry, and general economic conditions, among other factors.

The following reflects activity in the Company’s allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$(4,806)	$(4,459)	$(8,117)
Provision (increase) decrease	(2,425)	(1,049)	1,161
Amounts written off, net of recoveries	2,088	1,053	2,296
Foreign currency translation adjustments and other	98	(351)	201

Balance, end of period	$(5,045)	$(4,806)	$(4,459)

Provision (increases) decreases recorded in general and administrative expenses during the years ended December 31, 2015, 2014, 2013, reflect increases (decreases) in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables which were previously reserved for as doubtful of collection.

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

Other Current Assets and Other Current Liabilities

	December 31,
	2015	2014
Settlement deposits	$5,357	$13,252
Settlement receivables	7,961	11,032
Current debt issuance costs	5,583	6,244
Other	8,319	9,889

Total other current assets	$27,220	$40,417

	December 31,
	2015	2014
Settlement payables	$11,250	$21,715
Accrued interest	7,501	7,256
Vendor financed licenses	15,723	7,340
Royalties payable	4,910	4,070
Other	35,841	27,124

Total other current liabilities	$75,225	$67,505

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

Off Balance Sheet Settlement Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2015 and 2014 were $260.2 million and $224.9 million, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class.    As of December 31, 2015 and 2014, net property and equipment consisted of the following (in thousands):

	Useful Lives	2015	2014
Computer and office equipment	3 to 5 years	$92,237	$81,850
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	19,380	17,193
Furniture and fixtures	7 years	11,304	11,202
Building and improvements	7 - 30 years	10,340	8,884
Land	Non-depreciable	1,785	1,785

		135,046	120,914
Less: accumulated depreciation and amortization		(74,416)	(60,554)

Property and equipment, net		$60,630	$60,360

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

Amortization of software costs to be sold or marketed externally, begins when the product is available for licensing to customers and is determined on a product-by-product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period being reported on. Due to competitive pressures, it may be possible that the estimates of anticipated future gross revenue or remaining estimated economic life of the software product will be reduced significantly. As a result, the carrying amount of the software product may be reduced accordingly. Amortization of internal -use software is generally computed using the straight -line method over estimated useful lives of three to ten years.

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

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the years ended December 31, 2015 and 2014, were as follows (in thousands):

	Americas	EMEA	Asia/ Pacific	Total
Gross Balance prior to December 31, 2013	$488,698	$160,158	$67,793	$716,649
Total impairment prior to December 31, 2013	(47,432)	—	—	(47,432)

Balance, December 31, 2013	441,266	160,158	67,793	669,217
Goodwill from acquisitions (1)	36,623	84,515	—	121,138
Foreign currency translation adjustments	(1,407)	(4,370)	(3,415)	(9,192)

Balance, December 31, 2014	476,482	240,303	64,378	781,163
Goodwill from acquisitions (2)	2,462	139,825	—	142,287
Foreign currency translation adjustments	(1,803)	(3,301)	(5,085)	(10,189)

Balance, December 31, 2015	$477,141	$376,827	$59,293	$913,261

(1)	Goodwill from acquisitions relates to the goodwill recorded for the acquisition of ReD, as well as adjustments to goodwill related to the acquisitions of OPAY, ORCC, and PTESA as discussed in Note 2, Acquisitions.
(2)	Goodwill from acquisitions relates to the goodwill recorded for the acquisition of PAY.ON, as well as adjustments to goodwill related to the acquisition of ReD, as discussed in Note 2. The purchase price allocation for PAY.ON is preliminary as of December 31, 2015 and accordingly is subject to future changes during the maximum one-year measurement period.

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

Stock-Based Compensation Plans

In accordance with ASC 718, Compensation – Stock Compensation, the Company recognizes stock-based compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. Forfeiture estimates are revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. Share based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. The Company generally utilizes the Black–Scholes option–pricing model to determine the fair value of stock options on the date of grant. In order to determine the grant date fair value of the supplemental stock options, a Monte Carlo simulation model was used.    The assumptions utilized in the Black-Scholes and Monte Carlo simulation option-pricing models, as well as the description of the plans the stock-based awards are granted under, are described in further detail in Note 11, Stock-Based Compensation Plans.

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

Recently Issued Accounting Standards

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classificiation of Deferred Taxes,which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15,

2016, and interim periods within those annual periods. Early application is permitted. The Company has adopted ASU 2015-17 as of December 31, 2015 and applied retrospectively. See Note 13, Income Taxes, for additional details regarding the application of ASU 2015-17.

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

Fiscal 2015 Acquisitions

PAY.ON

On November 4, 2015, the Company completed the acquisition of PAY.ON for $186.4 million in cash and stock. PAY.ON is a leader in eCommerce payments gateway solutions to payment service providers globally. Their advanced Software as a Service (“SaaS”) based solution complements and strengthens the Company’s Merchant Retail Omni-Channel Universal Payments offerings. The combined entities will provide customers the ability to deliver a seamless omni-channel customer payment experience in store, mobile, and online.

Under the terms of the agreement, the Company acquired 100% of the equity of PAY.ON in a combination of cash and stock. The Company used approximately $181.0 million from its Revolving Credit Facility. See Note 4, Debt, for terms of the Credit Facility.

The purchase price of PAY.ON as of the date of the acquisition was comprised of (in thousands):

Amount
Cash payments to PAY.ON shareholders	$180,994
Issuance of ACI common stock	5,379

Total purchase price	$186,373

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including but not limited to intangible assets, property and equipment, accruals, and certain tax matters. Accordingly, the purchase price allocation is considered preliminary and is subject to future adjustments during the maximum one-year measurement period.

The Company incurred approximately $0.9 million in transaction related expenses during the year ended December 31, 2015, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying consolidated financial statements.

Under the terms of the PAY.ON acquisition agreement, the Company issued 476,750 shares of ACI common stock to two key PAY.ON employees (“PAY.ON RSAs”) with a fair value of $11.3 million on the date of grant. The awards have requisite service periods of two years and vest in increments of 25% every six months from the date of the acquisition. The PAY.ON RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for the PAY.ON RSAs on a straight-line basis over the requisite service period.

PAY.ON contributed approximately $2.9 million in revenue and an operating loss of $2.1 million for the year ended December 31, 2015. The consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of December 31, 2015. The purchase price allocation for PAY.ON is considered preliminary and is subject to completion of valuations and other analyses.

(in thousands, except weighted average useful lives)	Weighted-Average Useful Lives	PAY.ON
Current assets:
Cash and cash equivalents		$1,627
Receivables, net of allowance		2,658
Other current assets		581

Total current assets acquired		4,866

Noncurrent assets:
Property and equipment		424
Goodwill		140,015
Software	5 years	34,213
Customer relationships	15 years	22,418
Trademarks	5 years	2,500
Other noncurrent assets		6

Total assets acquired		204,442

Current liabilities:
Accounts payable		1,125
Employee compensation		555
Other current liabilities		1,115

Total current liabilities acquired		2,795

Noncurrent liabilities:
Deferred income taxes		15,274

Total liabilities acquired		18,069

Net assets acquired		$186,373

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products and customers. Pro forma results for PAY.ON are not presented because they are not material.

Fiscal 2014 Acquisitions

Retail Decisions

On August 12, 2014, the Company completed the acquisition of ReD for $205.1 million in cash. As a leader in fraud prevention solutions, the acquisition of ReD enhanced the Company’s Universal Payments strategy and further strengthened the Company’s leadership position in the fast-growing payments risk management space.

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

ReD contributed approximately $42.7 million and $17.9 million in revenue and $6.8 million and $1.9 million of operating income for the years ended December 31, 2015 and 2014, respectively, which includes severance expense related to the integration activities. The consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of December 31, 2015.

(in thousands, except weighted average useful lives)	Weighted-Average Useful Lives	Retail Decisions
Current assets:
Cash and cash equivalents		$795
Receivables, net of allowance		10,106
Deferred income taxes, net		514
Other current assets		10,282

Total current assets acquired		21,697

Noncurrent assets:
Property and equipment		3,354
Goodwill		137,915
Software	5-7 years	33,136
Customer relationships	18 years	50,480
Trademarks	5 years	3,980
Deferred income taxes		51
Other noncurrent assets		416

Total assets acquired		251,029

Current liabilities:
Accounts payable		4,624
Employee compensation		6,046
Other current liabilities		11,683

Total current liabilities acquired		22,353

Noncurrent liabilities:
Deferred income taxes		23,427
Other noncurrent liabilities		164

Total liabilities acquired		45,944

Net assets acquired		$205,085

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

In connection with the 2013 acquisitions, the Company recorded the following amounts based upon its purchase price allocations as of December 31, 2014 (in thousands, except weighted-average useful lives):

	Weighted-Average Useful Lives	Official Payments Holdings, Inc.	Online Resourses Corporation	PTESA
Current assets:
Cash and cash equivalents		$25,871	$9,930	$193
Billed and accrued receivables, net		2,858	19,394	327
Deferred income taxes, net		4,692	11,726	—
Other current assets		27,642	17,643	95

Total current assets acquired		61,063	58,693	615

Noncurrent assets:
Property and equipment		6,340	7,335	6
Goodwill		29,236	122,247	7,113
Software	10 years	26,125	62,215	—
Customer relationships	14 - 15 years	47,400	68,750	7,732
Trademarks	3 - 5 years	3,000	3,050	—
Other noncurrent assets		19,178	459	7

Total assets acquired		192,342	322,749	15,473

Current liabilities:
Accounts payable		9,414	15,394	341
Accrued employee compensation		15,006	10,549	261
Note payable		—	7,500	—
Other current liabilities		27,312	7,559	—

Total current liabilities acquired		51,732	41,002	602

Noncurrent liabilities:
Deferred income taxes, net		—	18,290	225
Other noncurrent liabilities acquired		828	3,339	439

Total liabilities acquired		52,560	62,631	1,266

Net assets acquired		$139,782	$260,118	$14,207

3.	Software and Other Intangible Assets

At December 31, 2015, software net book value totaled $237.9 million, net of $158.9 million of accumulated amortization. Included in this amount is software marketed for external sale of $70.1 million. The remaining software net book value of $167.8 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2014, software net book value totaled $209.5 million, net of $121.6 million of accumulated amortization. Included in this amount is software marketed for external sale of $85.9 million. The remaining software net book value of $123.6 million is comprised of various software that has been acquired or developed for internal use.

Amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total current and anticipated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to ten years. Software for resale amortization expense recorded during the years ended December 31, 2015, 2014 and 2013 totaled $14.5 million, $14.8 million, and $13.6 million, respectively. These software amortization expense amounts are reflected in cost of license in the consolidated statements of income.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use amortization expense recorded during the years ended December 31, 2015, 2014 and 2013 totaled $38.3 million, $26.7 million, and $19.1 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of income.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$336,075	$(86,585)	$249,490	$322,216	$(68,616)	$253,600
Trademarks and tradenames	18,040	(10,605)	7,435	15,767	(7,946)	7,821
Purchased Contracts	10,690	(10,690)	—	10,768	(10,768)	—
Covenant not to compete	420	(420)	—	433	(418)	15

	$365,225	$(108,300)	$256,925	$349,184	$(87,748)	$261,436

Other intangible assets amortization expense recorded during the years ended December 31, 2015, 2014 and 2013 totaled $23.0 million, $24.7 million, and $18.5 million, respectively.

Based on capitalized intangible assets at December 31, 2015, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2016	$59,446	$23,242
2017	51,795	21,742
2018	39,812	21,234
2019	30,934	20,645
2020	26,451	19,722
Thereafter	29,503	150,340

Total	$237,941	$256,925

4.	Debt

As of December 31, 2015, the Company had $178.0 million, $460.6 million and $300.0 million outstanding under its Revolving Credit Facility, Term Credit Facility and Senior Notes, respectively, with up to $72.0 million of unused borrowings under the Credit Facility. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

In connection with obtaining the credit agreement and its amendments, the Company incurred debt issue costs of $28.6 million, $24.1 million of which were paid prior to December 31, 2013, and $4.5 million were paid in 2014.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at December 31, 2015 for the Credit Facility was 2.68%.

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

Senior Notes

On August 20, 2013, the Company completed a $300 million offering of Senior Notes (“2013 Senior Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Senior Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest began accruing beginning August 20, 2013. The Senior Notes will mature on August 20, 2020. In connection with the issuance of the Senior Notes the Company incurred debt issue costs of $6.1 million. The Company paid $0.2 million and $5.9 million of these debt issuance costs during the years ended December 31, 2014 and 2013, respectively

Maturities on long-term debt outstanding at December 31, 2015 are as follows (amounts in thousands):

Fiscal year ending December 31,

2016	$95,293
2017	95,293
2018	447,997
2019	—
2020	300,000

Total	$938,583

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, dividends and other restricted payments, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of December 31, 2015, and at all times during the period, the Company was in compliance with its financial debt covenants.

	December 31,
	2015	2014
Term credit facility	$460,583	$547,935
Revolving credit facility	178,000	44,000
6.375% Senior Notes, due August 2020	300,000	300,000

Total debt	938,583	891,935
Less current portion of term credit facility	95,293	87,352

Total long-term debt	$843,290	$804,583

Other

During the year ended December 31, 2012, the Company financed a five-year license agreement for certain internally-used software for $14.8 million with annual payments through April 2016. During the year ended December 31, 2015, the Company financed multiple three-year license agreements for certain internally-used software for a total value of $20.4 million with payments due through November 2018. Of these amounts, $20.2 million and $6.3 million was remaining as of December 31, 2015 and 2014, respectively. The Company recorded $11.7 million and $3.1 million in other current liabilities as of December 31, 2015 and 2014, respectively. The remaining $8.5 million and $3.2 million was recorded in other noncurrent liabilities in the accompanying consolidated balance sheet as of December 31, 2015 and 2014, respectively.

5.	Fair Value of Financial Instruments

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

Available-for-Sale Securities. Equity securities are reported at fair value utilizing Level 1 inputs. The Company’s equity securities of $33.8 million at December 31, 2014 were comprised entirely of Yodlee, Inc. (“Yodlee”) common stock and were included in noncurrent assets in the accompanying consolidated balance sheet. The Company utilized quoted prices from an active exchange market to fair value its equity securities.

The Company acquired a cost basis investment in Yodlee with the acquisition of S1 Corporation (“S1”) in February of 2012, which was fair valued at $9.8 million as a part of the purchase price allocation. The Company subsequently made an additional investment in Yodlee of approximately $1.0 million, bringing the total investment to $10.8 million as of December 31, 2013. On October 3, 2014 Yodlee common stock began trading on the NASDAQ under the symbol YDLE and the

Company transitioned to accounting for the investment as available-for-sale securities. The Company recognized an unrealized gain in accumulated other comprehensive income of approximately $23.0 million during the year ended December 31, 2014 related to price appreciation of the Yodlee shares from the cost basis of $10.8 million. As a result of the recognition of the unrealized gain, the Company released a deferred tax asset and an equal and offsetting valuation allowance on the associated deferred tax asset of approximately $8.7 million during the year ended December 31, 2014. This tax impact was also recorded in accumulated other comprehensive income.

During the year ended December 31, 2015, the Company sold all of its Yodlee stock holdings in a series of sales and realized a total gain of $24.5 million, which is included in other, net in the accompanying condensed consolidated statements of income.

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s Senior Notes was $310.5 million and $315.0 million at December 31, 2015 and 2014, respectively.

The fair values of cash equivalents approximate the carrying values.

6.	Corporate Restructuring and Other Organizational Changes

Employee Actions

During the year ended December 31, 2015, the Company reduced its headcount by 30 employees as a part of its integration of recent acquisitions. In connection with these actions, approximately $1.3 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of income during the year ended December 31, 2015. The Company recognized $0.7 million of this expense in the Americas segment and $0.6 million in the EMEA segment during the year ended December 31, 2015. The Company paid approximately $2.9 million in restructuring severance costs during the year ended December 31, 2015 relating to expenses incurred in 2015 and prior. The unpaid severance liability as of December 31, 2015 totaled $0.8 million, including balances from severance events during the 12 months ended December 31, 2014. The Company expects the total $0.8 million of the severance liability to be paid over the next 12 months.

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

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table (in thousands):

	Severance	Facility Closures	Total
Balance, December 31, 2013	$1,470	$1,871	$3,341
Restructuring charges (adjustments) incurred, net	8,671	(136)	8,535
Amounts paid during the period	(7,741)	(1,283)	(9,024)
Foreign currency translation adjustments	(59)	—	(59)

Balance, December 31, 2014	2,341	452	2,793
Restructuring charges (adjustments) incurred, net	1,339	—	1,339
Amounts paid during the period	(2,872)	(184)	(3,056)
Foreign currency translation adjustments	(31)	—	(31)

Balance, December 31, 2015	$777	$268	$1,045

The $0.8 million for unpaid severance is included in employee compensation and the $0.3 million for unpaid facilities closures is included in other current liabilities in the accompanying consolidated balance sheet at December 31, 2015.

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

The Company did not repurchase any shares under the program during the year ended December 31, 2015. Under the program to date, the Company has repurchased 37,108,467 shares for approximately $395.8 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $138.3 million as of December 31, 2015.

During the year ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted stock awards and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Treasury shares issued during the year ended December 31, 2013 included 2,493,684, 25,989, and 982,728 shares issued pursuant to stock option exercises, Restricted share award (“RSA”) grants, and long-term incentive program performance share awards (“LTIP Performance Shares”) vesting, respectively. Treasury shares issued during the year ended December 31, 2014 included 2,037,467, 106,275, and 635,643 shares issued pursuant to stock option exercises, RSA grants, and LTIP Performance Shares vesting, respectively. Treasury shares issued during the year ended December 31, 2015 included 1,146,199, 125,026, 548,671, and 978,365 shares issued pursuant to stock option exercises, RSA grants, LTIP Performance Shares vesting, and Performance-Based Restriced Share Award (“PBRSAs”) grants, respectively.

8.	Earnings Per Share

Earnings per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2015	2014	2013
Weighted average shares outstanding:
Basic weighted average shares outstanding	117,465	114,798	117,885
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	1,454	1,973	2,169

Diluted weighted average shares outstanding	118,919	116,771	120,054

For the years ended December 31, 2015, 2014, and 2013, respectively, 3.7 million, 2.9 million and 4.5 million options to purchase shares, contingently issuable shares, and common stock warrants were excluded from the diluted net income per share computation as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2015 and 2014 was 119,033,770 and 115,637,804, respectively.

9.	Other, net

Other, net is comprised of the following items (in thousands):

	Years Ended December 31,
	2015	2014	2013
Foreign currency transaction gains (losses)	$1,946	$(67)	$(2,697)
Realized gain on available-for-sale securities	24,465	—	—
Other	—	(173)	(630)

Total	$26,411	$(240)	$(3,327)

The realized gain on sale of available-for-sale securities represents the gain on the sale of Yodlee common stock as discussed in Note 5, Fair Value of Finanical Instruments.

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

The following is selected segment financial data for the periods indicated (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues:
Americas - United States	$628,013	$614,488	$450,251
Americas - Other	82,548	87,279	91,639
EMEA	250,568	230,879	228,679
Asia/Pacific	84,848	83,503	94,359

	$1,045,977	$1,016,149	$864,928

Depreciation and amortization expense:
Americas	$24,966	$20,548	$17,030
EMEA	3,670	4,126	6,310
Asia/Pacific	1,751	1,809	2,574
Corporate	67,044	60,200	44,053

	$97,431	$86,683	$69,967

Stock-based compensation expense:
Americas	$1,638	$2,910	$2,392
EMEA	1,223	419	759
Asia/Pacific	36	249	293
Corporate	15,483	7,467	10,128

	$18,380	$11,045	$13,572

Income (loss) before taxes:
Americas	$111,382	$143,379	$145,496
EMEA	132,518	116,120	87,522
Asia/Pacific	41,658	38,853	33,923
Corporate	(172,185)	(199,583)	(173,782)

	$113,373	$98,769	$93,159

	December 31,
	2015	2014
Long lived assets:
Americas - United States	$923,871	$929,459
Americas - Other	11,643	15,337
EMEA	502,785	360,033
Asia/Pacific	72,957	77,416

	$1,511,256	$1,382,245

	December 31,
	2015	2014
Total assets:
Americas - United States	$1,196,733	$1,210,673
Americas - Other	33,492	32,595
EMEA	643,275	487,629
Asia/Pacific	116,712	119,803

	$1,990,212	$1,850,700

Additionally, the Company offers seven primary product categories that are sold in each of the geographic regions listed above. Following are revenues, by product and services (in thousands):

	Years Ended December 31,
	2015	2014	2013
Retail payments processing	$402,454	$406,023	$410,200
Billers	241,949	235,039	101,981
Online banking and community financial services	219,698	227,659	223,902
Tools and infrastructure	42,783	40,427	38,241
Wholesale banking payments	41,545	37,879	35,396
Payment fraud management	27,373	36,235	37,136
Card and merchant management	70,175	32,887	18,072

Total	$1,045,977	$1,016,149	$864,928

During the years ended December 31, 2015, 2014 and 2013, approximately 21%, 21%, and 28%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance.

No country outside of the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2015, 2014 and 2013. No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2015, 2014 and 2013.

11.	Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000, or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the years ended December 31, 2015, 2014 and 2013, totaled 162,058, 154,223, and 128,568, respectively.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation costs related to the ESPP for the years ended December 31, 2015, 2014 and 2013 was approximately $0.5 million, $0.5 million, and $0.3 million, respectively.

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

Supplemental options granted pursuant to the 2005 Incentive Plan are granted at an exercise price not less than the market value per share of the Company’s common stock on the date of the grant. These options vest, if at all, based upon (i) tranche one - any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two - any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three - any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with the Company as of the anniversary date in order for the options to vest. The exercise price of the supplemental stock options is the closing market price on the date the awards were granted.

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

In relation to the acquisition of S1 Corporation in 2012, the Company amended the S1 Corporation 2003 Stock Incentive Plan, as previously amended and restated (the “S1 2003 Incentive Plan”). RSAs were granted to S1 employees by S1 Corporation prior to the acquisition by the Company in accordance with the terms of the Transaction Agreement (“Transaction RSAs”) under the S1 2003 Incentive Plan. All of these awards are fully vested as of December 31, 2015 and no further grants will be made under the S1 2003 Incentive Plan.

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

A summary of stock options issued under the various Stock Incentive Plans previously described and changes is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2012	8,905,746	$9.05
Granted	1,208,019	19.30
Exercised	(2,478,183)	7.81
Forfeited	(225,474)	12.79
Expired	(1,287)	9.65

Outstanding, December 31, 2013	7,408,821	11.02
Granted	27,132	20.13
Exercised	(2,036,558)	8.08
Forfeited	(116,702)	17.80

Outstanding, December 31, 2014	5,282,693	12.06
Granted	2,055,514	19.12
Exercised	(1,144,273)	10.62
Forfeited	(394,265)	19.06
Expired	(593)	20.51

Outstanding, December 31, 2015	5,799,076	$14.37	6.27	$40,786,575

Exercisable, December 31, 2015	3,744,383	$11.67	4.82	$36,424,252

At December 31, 2015, we expect that 93.0% of options granted will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013 was $6.49, $9.02, and $8.72, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $12.4 million, $22.8 million, and $25.5 million, respectively.

The fair value of options granted in the respective fiscal years was estimated on the date of grant using the Black-Scholes option-pricing model, acceptable under ASC 718, with the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected life (years)	5.9	5.9	6.2
Risk-free interest rate	1.4%	1.8%	1.6%
Expected volatility	32.1%	45.2%	46.0%
Expected dividend yield	—	—	—

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

During the year ended December 31, 2015, the Company granted supplemental stock options with three tranches at a grant date fair value of $8.01, $7.56, and $7.00, respectively, per share that vest, if at all, based upon (i) tranche one - any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two - any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three - any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with the Company as of the anniversary date in order for the options to vest. The exercise price of the supplemental stock options is the closing market price on the date the awards were granted. In order to determine the grant date fair value of the supplemental stock options, a Monte Carlo simulation model was used. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the following weighted-average assumptions:

Year Ended December 31, 2015
Expected life (years)	7.5
Risk-free interest rate	1.7%
Expected volatility	41.9%
Expected dividend yield	—

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

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2012	—	$—
Transaction stock options converted upon acquisition of ORCC	112,404	30.64
Exercised	(15,501)	13.92
Cancelled	(34,458)	30.21

Outstanding as of December 31, 2013	62,445	35.03
Exercised	(909)	13.92
Cancelled	(15,024)	31.03

Outstanding as of December 31, 2014	46,512	36.73
Exercised	(1,926)	13.92
Cancelled	(23,550)	44.83

Outstanding as of December 31, 2015	21,036	$29.76	1.68	$37,587

Exercisable as of December 31, 2015	21,036	$29.76	1.68	$37,587

Long-term Incentive Program Performance Share Awards

During the years ended December 31, 2015, 2014 and 2013, pursuant to the Company’s 2005 Incentive Plan, the Company granted LTIP Performance Shares. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income over the performance period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s sales growth or cumulative operating income is below a predetermined minimum threshold level at the conclusion of the performance period. Assuming achievement of the predetermined sales growth and cumulative operating income threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the performance period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

During the fourth quarter of the year ended December 31, 2013, the Company revised the expected attainment for the awards granted in fiscal 2010 from 175% to 130% due to changes in actual sales and operating income.    The awards granted in fiscal 2010 vested during the first quarter of the year ended December 31, 2014 at a final attainment rate of 136%. During the fourth quarter of the year ended December 31, 2014, the Company revised the expected attainment for the awards granted in fiscal years 2012 and 2013 from 100% to 0% and 75%, respectively, due to changes in forecasted sales and operating income. During the first quarter of the year ended December 31, 2015, the Company revised the expected attainment rate for the awards granted in fiscal 2011 from 100% to 91% due to changes in actual sales and operating income. During the third quarter of the year ended December 31, 2015, the Company revised the expected attainment rate for the awards granted in fiscal 2013 from 75% to 0% due to changes in forecasted sales and operating income. The expected attainment rate for the 2012 and 2015 grants remain at 0% and 100%, respectively.

At December 31, 2015, the LTIPs granted in 2012 were earned by the employees. As the expected attainment rate is 0% for the LTIPs granted in 2012, no shares are expected to be issued in the first quarter of 2016.

A summary of the nonvested LTIP Performance Shares is as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	3,304,452	$9.38
Granted	798,306	20.30
Vested	(982,728)	5.61
Forfeited	(188,511)	12.33
Change in expected attainment for 2010 grants	(212,943)	8.88

Nonvested at December 31, 2013	2,718,576	13.78
Granted	19,065	20.13
Vested	(635,643)	8.88
Forfeited	(111,599)	16.43
Change in expected attainment for 2012 and 2013 grants	(844,483)	15.86

Nonvested at December 31, 2014	1,145,916	14.84
Granted	1,025,863	19.12
Vested	(548,671)	9.75
Forfeited	(205,510)	19.39
Change in expected attainment for 2011 and 2013 grants	(528,303)	19.44

Nonvested at December 31, 2015	889,295	$19.13

During the years ended December 31, 2015, 2014 and 2013 the Company had 548,671, 635,643 and 982,728 LTIP shares vest, respectively. The Company withheld 196,169, 228,279, and 338,262 of those shares to pay the employees’ portion of the minimum payroll withholding taxes for the years ended December 31, 2015, 2014, and 2013, respectively.

Restricted Share Awards

During the years ended December 31, 2015, 2014, and 2013, pursuant to the Company’s 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs are as follows:

Nonvested Restricted Share Awards	Restricted Share Awards	Grant Date Fair Value
Nonvested at December 31, 2012	207,714	$13.67
Granted	25,989	16.10
Vested	(88,638)	12.35

Nonvested at December 31, 2013	145,065	14.91
Granted	106,275	18.57
Vested	(66,670)	14.59
Forfeited	(1,461)	20.51

Nonvested at December 31, 2014	183,209	17.11
Granted	125,026	23.82
Vested	(158,973)	17.21

Nonvested at December 31, 2015	149,262	$22.62

During the years ended December 31, 2015, 2014 and 2013, the Company had 158,973, 66,670, and 88,638 RSA shares vested, respectively. The Company withheld 25,235, 26,461, and 31,746 of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

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

A summary of nonvested Transaction RSAs issued under the S1 2003 Stock Incentive Plan as of December 31, 2015 and changes during the period are as follows:

Nonvested Transaction Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2012	150,732	$11.80
Vested	(35,598)	11.80
Forfeited	(57,582)	11.80

Nonvested as of December 31, 2013	57,552	11.80
Vested	(19,822)	11.80
Forfeited	(20,165)	11.80

Nonvested as of December 31, 2014	17,565	11.80
Vested	(13,201)	11.80
Forfeited	(4,364)	11.80

Nonvested as of December 31, 2015	—	$—

During the years ended December 31, 2015, 2014 and 2013, 13,201, 19,822, and 35,598 shares of the Transaction RSAs vested, respectively. The Company withheld 3,750, 5,980, and 11,307 of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

Performance-Based Restricted Share Awards

During the year ended December 31, 2015, pursuant to the Company’s 2005 Incentive Plan, the Company granted Performance-Based Restricted Share Awards (“PBRSAs”). The PBRSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. These PBRSA awards are earned, if at all, based upon the achievement of performance goals over a specific period (the “Performance Period”) and completion of the service period. The PBRSAs granted on June 9, 2015 have a graded-vesting period of three years (33% vest each year) and are subject to performance targets based on the Company’s earnings before income tax, depreciation, and amortization (“EBITDA”). The first 33% of the PBRSAs issued vest subject to meeting the EBITDA target based for the year ending December 31, 2015. The remaining 66% of the PBRSAs issued, vest 33% at the end of year two and 33% at the end of year three, subject to meeting the EBITDA target for the year ending December 31, 2016. The PBRSAs granted on September 15, 2015 have a vesting period of 1.3 years and are subject to performance targets based on the Company’s EBITDA for the year ending December 31, 2016. In no event will any of the PBRSA shares become earned if the Company’s EBITDA is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined EBITDA threshold level, up to 150% of the PBRSA shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management will evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the condensed consolidated financial statements. Through December 31, 2015, the Company has accrued compensation costs assuming an attainment level of 100% for all PBRSA grants. The Company recognizes compensation expense for PBRSAs on a straight-line basis over the requisite service periods.

A summary of nonvested PBRSAs as of December 31, 2015 and changes during the period are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	—	$—
Granted	978,365	23.45
Forfeited	(39,502)	24.24

Nonvested as of December 31, 2015	938,863	$23.42

PAY.ON Restricted Share Awards

Under the terms of the PAY.ON acquisition agreement, the Company issued PAY.ON RSAs to two key employees. The awards have requisite service periods of two years and vest in increments of 25% every six months from the date of the acquisition. The PAY.ON RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for the PAY.ON RSAs on a straight-line basis over the requisite service period.

A summary of nonvested PAY.ON RSAs are as follows:

Nonvested PAY.ON RSAs	Number of PAY.ON RSAs	Grant Date Fair Value
Nonvested at December 31, 2014	—	$—
Granted	476,750	23.60

Nonvested at December 31, 2015	476,750	$23.60

As of December 31, 2015, there were unrecognized compensation costs of $9.6 million related to nonvested stock options, $1.8 million related to the nonvested RSAs, $11.1 million related to the LTIP performance shares, and $14.4 million related to nonvested PBRSAs, which the Company expects to recognize over weighted-average periods of 1.9 years, 1.2 years, 2.3 years, and 1.4 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718 during the years ended December 31, 2015, 2014 and 2013 related to stock options, LTIP Performance Shares, RSAs, PBRSAs, and the ESPP of $18.4 million, $11.0 million, and $13.6 million, respectively, with corresponding tax benefits of $6.9 million, $4.2 million, and $5.2 million respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period.

Cash received from option exercises for the year ended December 31, 2015, 2014, and 2013 was $12.2 million, $16.5 million, and $19.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4.6 million, $8.6 million, and $9.7 million, for the year ended December 31, 2015, 2014, and 2013, respectively.

12.	Employee Benefit Plans

ACI 401(k) Plan

The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 75% of their annual eligible compensation up to a maximum of $18,000 (for employees who are under the age of 50 on December 31, 2015) or a maximum of $24,000 (for employees aged 50 or older on December 31, 2015). After one year of service, the Company matches participant contributions 100% on every dollar deferred to a maximum of 4% of eligible compensation contributed to the plan, not to exceed $4,000 per employee annually. Company contributions charged to expense during the years ended December 31, 2015, 2014, and 2013 was $6.1 million, $6.0 million, and $5.4 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or from 6% to 10% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during the year ended December 31, 2015, 2014, and 2013 was $1.8 million, $1.5 million, and $1.3 million, respectively.

13.	Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$52,563	$47,963	$47,640
Foreign	60,810	50,806	45,519

Total	$113,373	$98,769	$93,159

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal
Current	$(6,889)	$7,895	$7,509
Deferred	18,024	7,021	9,491

Total	11,135	14,916	17,000
State
Current	379	1,542	2,492
Deferred	(4,096)	(2,397)	(1,687)

Total	(3,717)	(855)	805
Foreign
Current	15,117	13,335	9,717
Deferred	5,402	3,813	1,769

Total	20,519	17,148	11,486

Total	$27,937	$31,209	$29,291

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of income are summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Tax expense at federal rate of 35%	$39,680	$34,569	$32,606
State income taxes, net of federal benefit	(2,462)	(544)	675
Change in valuation allowance	(9,066)	3,521	(1,615)
Foreign tax rate differential	(5,710)	(5,508)	(4,650)
Unrecognized tax benefit increase	2,977	65	488
Tax effect of foreign operations	261	(104)	5,906
Acquisition Costs	—	289	896
Tax benefit of research & development	(871)	(3,446)	(4,001)
Other	3,128	2,367	(1,014)

Income tax provision	$27,937	$31,209	$29,291

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year ended December 31, 2015 are Ireland, Netherlands, South Africa and United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year ended December 31, 2014 are Ireland, South Africa and United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year ended December 31, 2013, are Canada, Singapore, South Africa, and United Kingdom.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$112,193	$150,004
Tax credits	40,614	43,804
Compensation	25,752	24,486
Deferred revenue	25,287	13,486
Tax basis in investments	100	5,601
Other	8,246	9,712

Gross deferred income tax assets	212,192	247,093
Less: valuation allowance	(18,742)	(36,174)

Net deferred income tax assets	$193,450	$210,919

Deferred income tax liabilities:
Depreciation and amortization	$(130,645)	$(129,825)

Total deferred income tax liabilities	(130,645)	(129,825)

Net deferred income taxes	$62,805	$81,094

Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset - noncurrent	$90,872	$94,536
Deferred income tax liability - noncurrent	(28,067)	(13,442)

Net deferred income taxes	$62,805	$81,094

In November 2015, the FASB issued ASU No. 2015-17, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has early adopted this standard and has applied the requirements retrospectively to all periods presented. The adoption of this standard resulted in the reclassification in the consolidated balance sheet as of December 31, 2014 of $44.1 million from current deferred income tax assets to noncurrent deferred income tax assets and a reclassification of $0.2 million from current deferred income tax liabilities to noncurrent deferred income tax liabilities.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During the year ended December 31, 2015, the Company decreased its valuation allowance by $17.4 million which relates primarily to a reduction in valuation allowance on the Yodlee investment and a reduction in valuation allowance on domestic state and foreign net operating loses that are now expected to be utilized before they expire, partially offset by an increase in valuation allowance related to foreign tax credits.

At December 31, 2015, the Company had domestic federal tax net operating losses (“NOLs”) of $273.7 million which will begin to expire in 2017. The Company had domestic state tax net operating losses (“NOLs”) of $12.4 million which will begin to expire in 2018. The Company does not have any valuation allowance against the federal tax NOLs, but has provided a $6.2 million valuation allowance against the tax benefit associated with the state NOLs. The Company had foreign tax NOLs of $31.3 million, of which $30.0 million may be utilized over an indefinite life, with the remainder expiring over the next 10 years. The Company has provided a $0.5 million valuation allowance against the tax benefit associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2015 of $31.9 million, for which a $10.7 million valuation allowance has been provided. The U.S. foreign tax credits will begin to expire in 2016. The Company also had domestic federal and state general business credit carryforwards at December 31, 2015 of $10.4 million and $1.6 million, respectively, which will begin to expire in 2020.

The unrecognized tax benefit at December 31, 2015 and December 31, 2014 was $21.1 million and $14.8 million, respectively, all of which is included in other noncurrent liabilities in the consolidated balance sheet. Of these amounts, $20.0 million and $13.0 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2015	2014	2013

Balance of unrecognized tax benefits at beginning of year	$14,780	$14,996	$13,079
Increases for tax positions of prior years	1,449	84	1,560
Decreases for tax positions of prior years	(47)	(412)	(327)
Increases for tax positions established for the current period	9,866	491	1,739
Decreases for settlements with taxing authorities	(594)	—	(61)
Reductions resulting from lapse of applicable statute of limitation	(4,218)	(239)	(901)
Adjustment resulting from foreign currency translation	(157)	(140)	(93)

Balance of unrecognized tax benefits at end of year	$21,079	$14,780	$14,996

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The U.S., Australia, Canada, India, Ireland, South Africa, and United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the U.S., the Company’s tax returns for years following 2011 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2002 and 2014.

The Company’s Indian income tax returns covering fiscal years 2002 through 2007 and 2010 through 2013 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $2.0 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2015 and December 31, 2014, $2.2 million and $2.4 million, respectively is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties recorded in the statement of income for the years ended December 31, 2015, 2014, and 2013 is $(0.1) million, $0.2 million, and $0.4 million, respectively.

The undistributed earnings of the Company’s foreign subsidiaries of approximately $252.8 million are considered to be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided for such undistributed earnings. The determination of the additional U.S. federal and state income taxes or foreign withholding taxes that have not been provided is not practicable.

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

Total operating lease expense for the years ended December 31, 2015, 2014, and 2013 was $26.6 million, $26.7 million, and $30.9 million, respectively.

Aggregate minimum operating lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2016	$17,261
2017	14,040
2018	13,096
2019	11,606
2020	9,183
Thereafter	21,012

Total minimum lease payments	$86,198

Legal Proceedings

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagrees with the verdicts and judgment, and ACI Corp. has filed post-judgment motions and intends to appeal the dismissal of its claims against BHMI and the verdicts and judgment in favor of BHMI on its counterclaims. While there necessarily can be no assurance of the result of the litigation, the Company has determined that it does not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, the Company has not accrued for this litigation.

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at December 31, 2015.

15. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the three years ended December 31, 2015, 2014, and 2013 were as follows:

	Unrealized gain on available-for-sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at December 31, 2012	$—	$(14,031)	$(14,031)
Other comprehensive loss	—	(9,284)	(9,284)

Balance at December 31, 2013	—	(23,315)	(23,315)
Other comprehensive income (loss)	22,977	(19,545)	3,432

Balance at December 31, 2014	22,977	(42,860)	(19,883)
Other comprehensive income (loss)	(22,977)	(28,716)	(51,693)

Balance at December 31, 2015	$—	$(71,576)	$(71,576)

16.	Quarterly Financial Data (unaudited)

	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands, except per share amounts)	2015	2015	2015	2015	2015

Revenues:
License	$39,577	$67,161	$50,237	$94,230	$251,205
Maintenance	59,492	60,141	59,262	63,000	241,895
Services	23,497	23,110	25,842	34,371	106,820
Hosting	110,251	115,410	103,360	117,036	446,057

Total revenues	232,817	265,822	238,701	308,637	1,045,977

Operating expenses:
Cost of license (1)	6,109	5,939	5,387	5,810	23,245
Cost of maintenance, services and hosting (1)	113,013	120,484	104,272	111,285	449,054
Research and development	37,091	39,425	36,123	33,285	145,924
Selling and marketing	28,911	31,298	28,451	40,747	129,407
General and administrative	21,575	25,008	20,284	20,552	87,419
Depreciation and amortization	19,693	20,004	20,298	22,985	82,980

Total operating expenses	226,392	242,158	214,815	234,664	918,029

Operating income	6,425	23,664	23,886	73,973	127,948

Other income (expense):
Interest expense	(10,941)	(10,505)	(9,728)	(10,198)	(41,372)
Interest income	102	58	94	132	386
Other, net	3,722	19,659	4,314	(1,284)	26,411

Total other income (expense)	(7,117)	9,212	(5,320)	(11,350)	(14,575)

Income (loss) before income taxes	(692)	32,876	18,566	62,623	113,373
Income tax expense (benefit)	(530)	5,825	3,786	18,856	27,937

Net income (loss)	$(162)	$27,051	$14,780	$43,767	$85,436

Earnings (loss) per share
Basic	$0.00	$0.23	$0.13	$0.37	$0.73
Diluted	$0.00	$0.23	$0.12	$0.36	$0.72

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

	Quarter Ended				Year Ended
(in thousands, except per share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014

Revenues:
License	$35,702	$61,377	$57,653	$80,425	$235,157
Maintenance	62,499	62,309	63,764	67,421	255,993
Services	22,588	24,991	28,194	29,811	105,584
Hosting	100,684	106,131	100,033	112,567	419,415

Total revenues	221,473	254,808	249,644	290,224	1,016,149

Operating expenses:
Cost of license (1)	5,736	6,897	5,433	6,499	24,565
Cost of maintenance, services and hosting (1)	107,887	112,595	105,319	104,390	430,191
Research and development	37,456	38,876	36,321	31,554	144,207
Selling and marketing	27,909	28,007	27,078	29,053	112,047
General and administrative	25,116	24,682	25,329	19,938	95,065
Depreciation and amortization	17,078	17,010	18,295	19,519	71,902

Total operating expenses	221,182	228,067	217,775	210,953	877,977

Operating income	291	26,741	31,869	79,271	138,172

Other income (expense):
Interest expense	(9,175)	(9,329)	(10,416)	(10,818)	(39,738)
Interest income	199	135	98	143	575
Other, net	(1,057)	(3,901)	3,614	1,104	(240)

Total other income (expense)	(10,033)	(13,095)	(6,704)	(9,571)	(39,403)

Income (loss) before income taxes	(9,742)	13,646	25,165	69,700	98,769
Income tax expense (benefit)	(3,967)	2,409	9,433	23,334	31,209

Net income (loss)	$(5,775)	$11,237	$15,732	$46,366	$67,560

Earnings (loss) per share
Basic	$(0.05)	$0.10	$0.14	$0.40	$0.59
Diluted	$(0.05)	$0.10	$0.14	$0.40	$0.58

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

17.	Subsequent Event

On January 20, 2016, the Company and Fiserv, Inc. (“Fiserv”) entered into a definitive agreement (the “Agreement”) providing for the sale of its Community Financial Services products and their related identified assets and liabilities for $200.0 million, subject to certain working capital adjustments, on the terms and conditions described in the Agreement.

The consummation of the Agreement is subject to the satisfaction of customary conditions, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, ACI’s delivery of specified third-party consents and the absence of a material adverse change. Either party may terminate the Agreement under certain circumstances, including, a failure of the transaction to close on or prior to June 30, 2016 or such other date as may be mutually agreed upon by the parties, and certain breaches of representations and warranties or covenants of the other party.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: February 26, 2016	By:	/s/ PHILIP G. HEASLEY
Philip G. Heasley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP G. HEASLEY Philip G. Heasley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ SCOTT W. BEHRENS Scott W. Behrens	Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)	February 26, 2016

/s/ DAVID A. POE David A. Poe	Chairman of the Board and Director	February 26, 2016

/s/ JAN H. SUWINSKI	Director	February 26, 2016
Jan H. Suwinski

/s/ JOHN M. SHAY JR.	Director	February 26, 2016
John M. Shay Jr.

/s/ JAMES C. MCGRODDY	Director	February 26, 2016
James C. McGroddy

/s/ JAMES C. HALE	Director	February 26, 2016
James C. Hale

/s/ CHARLES E. PETERS JR	Director	February 26, 2016
Charles E. Peters JR

/s/ ADALIO T. SANCHEZ	Director	February 26, 2016
Adalio T. Sanchez

/s/ THOMAS W. WARSOP III	Director	February 26, 2016
Thomas W. Warsop III

/s/ JANET ESTEP	Director	February 26, 2016
Janet Estep

EXHIBIT INDEX

Exhibit No.			Description

2.01	(1)		Transaction Agreement by and among ACI Worldwide, Inc., Antelope Acquisition Co., LLC and S1 Corporation

2.02	(2)		Transaction Agreement, dated January 30, 2013, by and among ACI Worldwide, Inc., Ocelot Acquisition Corp. and Online Resources Corporation.

2.03	(3)		Agreement and Plan of Merger, dated September 23, 2013, by and among ACI Worldwide, Inc., Olympic Acquisition Corp. and Official Payments Holdings, Inc.

2.04	(4)		Share Purchase Agreement dated July 21, 2014, by and among ACI Worldwide Corp., Applied Communications Inc. U.K. Holding Limited, Retail Decisions Limited and Cardcast Limited

3.01	(5)		2013 Amended and Restated Certificate of Incorporation of the Company

3.02	(6)		Amended and Restated Bylaws of the Company

4.01	(7)		Form of Common Stock Certificate

4.02	(8)		Indenture, dated as of August 20, 2013, among the ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee

4.03			Form of 6.375% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.02)

10.01	(9)	*	Stock and Warrant Holders Agreement, dated as of December 30, 1993

10.02	(10)	*	ACI Holding, Inc. 1994 Stock Option Plan, as amended

10.03	(11)	*	Transaction Systems Architects, Inc. 1996 Stock Option Plan, as amended

10.04	(12)	*	ACI Worldwide, Inc. 1999 Stock Option Plan, as amended

10.05	(13)	*	ACI Worldwide, Inc. 1999 Employee Stock Purchase Plan, as amended

10.06	(14)	*	Transaction Systems Architects, Inc. 2002 Non-Employee Director Stock Option Plan, as amended

10.07	(15)	*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.08	(16)	*	Form of Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers

10.09	(17)	*	Form of Indemnification Agreement between the Company and certain officers, including executive officers

10.10	(18)	*	Form of Stock Option Agreement for the Company’s 1994 Stock Option Plan

10.11	(19)	*	Form of Stock Option Agreement for the Company’s 1996 Stock Option Plan

10.12	(20)	*	Form of Stock Option Agreement for the Company’s 1999 Stock Option Plan

10.13	(21)	*	Form of Stock Option Agreement for the Company’s 2002 Non-Employee Director Plan

10.14	(22)	*	Form of Nonqualified Stock Option Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.15	(23)	*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.16	(24)	*	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.17	(25)	*	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated December 4, 2015 (effective as of January 7, 2016)

10.18	(26)	*	Stock Option Agreement by and between the Company and Philip G. Heasley, dated March 9, 2005

10.19	(27)	*	Executive Management Incentive Compensation Plan

10.20	(28)	*	ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan

10.21	(29)	*	Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers

10.22	(30)	*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.23	(31)	*	Amended and Restated Deferred Compensation Plan

10.24	(32)		Credit Agreement, dated November 10, 2011, by and among ACI Worldwide, Inc., Wells Fargo Bank, N.A. and the lenders that are party thereto

10.25	(33)		First Amendment and Consent and Waiver No. 3 to Credit Agreement, dated September 11, 2012, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association and the other lenders party thereto

10.26	(34)		Incremental Term Loan Agreement, dated March 7, 2013, by and among ACI Worldwide, Inc., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders that are party thereto

10.27	(35)		Fourth Amendment to Credit Agreement, dated August 20, 2013, by and among ACI Worldwide, Inc., the subsidiary guarantors thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders that are party thereto

10.28	(36)		Form of Restricted Share Award Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.29	(37)		Fifth Amendment to Credit Agreement and Second Amendment to Collateral Agreement, dated August 12, 2014, among ACI Worldwide, Inc., the subsidiary guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as lead arranger

10.30	(38)		Lender Addition and Acknowledgement Agreement, dated August 12, 2014, by and among ACI Worldwide, Inc., the subsidiary guarantors party thereto, the incremental term lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and Bank of America, N.A., as lead arranger

10.31	(39)		Form of 2015 Supplemental Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.32	(40)		Form of 2015 Supplemental Non-Qualified Stock Option Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.33	(41)		Form of 2015 Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.34	(42)		Form of 2015 Non-Qualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended

21.01			Subsidiaries of the Registrant (filed herewith)

23.01			Consent of Independent Registered Public Accounting Firm (filed herewith) - Deloitte & Touche LLP

31.01			Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02			Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01		**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.02		**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS			XBRL Instance Document

101.SCH			XBRL Taxonomy Extension Schema

101.CAL			XBRL Taxonomy Extension Calculation Linkbase

101.LAB			XBRL Taxonomy Extension Label Linkbase

101.PRE			XBRL Taxonomy Extension Presentation Linkbase

101.DEF			XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed October 3, 2011.
(2)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed January 30, 2013.
(3)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 23, 2013.
(4)	Incorporated herein by reference to Exhibit 2.04 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(5)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(6)	Incorporated herein by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K filed December 18, 2008.
(7)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(8)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(9)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(10)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(11)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(12)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(13)	Incorporated herein by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(14)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2006.
(15)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(16)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(17)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(18)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(19)	Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(20)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007.
(21)	Incorporated herein by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
(22)	Incorporated herein by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(23)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(24)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed December 16, 2009.
(25)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 9, 2015.
(26)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 10, 2005.
(27)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2008 Annual Meeting (File No. 000-25346) filed on April 21, 2008.
(28)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2013 Annual Meeting (File No. 000-25346) filed on April 29, 2013.
(29)	Incorporated herein by reference to Exhibit 10.1 the registrant’s current report on Form 8-K filed January 7, 2009.
(30)	Incorporated herein by reference to Exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.
(31)	Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010
(32)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed November 14, 2011.
(33)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed September 17, 2012.
(34)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed March 11, 2013.
(35)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(36)	Incorporated herein by reference to Exhibit 10.28 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(37)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed August 18, 2014.
(38)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed August 18, 2014.
(39)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed January 30, 2015.
(40)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed January 30, 2015.
(41)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed January 30, 2015.
(42)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed January 30, 2015.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.