Form 10-Q
period 2016-03-31
ACI WORLDWIDE, INC.
filed 2016-05-05
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 2, 2016, there were 116,618,769 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$94,369	$102,239
Receivables, net of allowances of $4,335 and $5,045, respectively	170,004	219,116
Recoverable income taxes	2,808	12,048
Prepaid expenses	27,487	27,461
Other current assets	18,246	21,637

Total current assets	312,914	382,501

Noncurrent assets
Property and equipment, net	59,974	60,630
Software, net	208,837	237,941
Goodwill	917,470	913,261
Intangible assets, net	226,285	256,925
Deferred income taxes, net	71,889	90,872
Other noncurrent assets	36,973	33,658

TOTAL ASSETS	$1,834,342	$1,975,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,605	$55,420
Employee compensation	33,615	31,213
Current portion of long-term debt	90,055	89,710
Deferred revenue	123,411	128,559
Income taxes payable	12,666	4,734
Other current liabilities	65,458	75,225

Total current liabilities	363,810	384,861

Noncurrent liabilities
Deferred revenue	41,395	42,081
Long-term debt	668,859	834,449
Deferred income taxes, net	26,437	28,067
Other noncurrent liabilities	29,669	31,930

Total liabilities	1,130,170	1,321,388

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2016 and December 31, 2015	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2016 and December 31, 2015	702	702
Additional paid-in capital	565,940	561,379
Retained earnings	506,335	416,851
Treasury stock, at cost, 23,823,009 and 21,491,285 shares at March 31, 2016 and December 31, 2015, respectively	(303,344)	(252,956)
Accumulated other comprehensive loss	(65,461)	(71,576)

Total stockholders’ equity	704,172	654,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,834,342	$1,975,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenues
License	$37,423	$39,577
Maintenance	57,331	59,492
Services	19,576	23,497
Hosting	111,736	110,251

Total revenues	226,066	232,817

Operating expenses
Cost of license (1)	5,439	6,109
Cost of maintenance, services and hosting (1)	113,044	113,013
Research and development	43,518	37,091
Selling and marketing	30,000	28,911
General and administrative	25,878	21,575
Gain on sale of CFS assets	(151,952)	—
Depreciation and amortization	23,208	19,693

Total operating expenses	89,135	226,392

Operating income	136,931	6,425

Other income (expense)
Interest expense	(10,414)	(10,941)
Interest income	150	102
Other	(334)	3,722

Total other income (expense)	(10,598)	(7,117)

Income (loss) before income taxes	126,333	(692)
Income tax expense (benefit)	36,849	(530)

Net income (loss)	$89,484	$(162)

Earnings (loss) per common share
Basic	$0.75	$0.00
Diluted	$0.75	$0.00

Weighted average common shares outstanding
Basic	118,679	115,855
Diluted	119,938	115,855

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$89,484	$(162)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	3,493
Foreign currency translation adjustments	6,115	(18,482)

Total other comprehensive income (loss)	6,115	(14,989)

Comprehensive income (loss)	$95,599	$(15,151)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$89,484	$(162)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	5,488	5,331
Amortization	21,024	18,281
Amortization of deferred debt issuance costs	1,578	1,628
Deferred income taxes	19,596	(4,713)
Stock-based compensation expense	9,492	3,936
Excess tax benefit of stock-based compensation	(90)	(3,395)
Gain on sale of CFS assets	(151,952)	—
Other	(398)	855
Changes in operating assets and liabilities, net of impact of acquisitions and divestiture:
Receivables	34,588	42,422
Accounts payable	(12,880)	(3,630)
Accrued employee compensation	3,036	(1,951)
Current income taxes	17,303	2,198
Deferred revenue	8,542	184
Other current and noncurrent assets and liabilities	(6,378)	(11,817)

Net cash flows from operating activities	38,433	49,167

Cash flows from investing activities:
Purchases of property and equipment	(7,138)	(9,138)
Purchases of software and distribution rights	(8,766)	(3,359)
Proceeds from sale of CFS assets	200,000	—
Other	(7,000)	(2,000)

Net cash flows from investing activities	177,096	(14,497)

Cash flows from financing activities:
Proceeds from issuance of common stock	731	751
Proceeds from exercises of stock options	237	6,918
Excess tax benefit of stock-based compensation	90	3,395
Repurchase of restricted stock and performance shares for tax withholdings	(40)	(4,019)
Repurchases of common stock	(52,449)	—
Proceeds from revolving credit facility	—	29,000
Repayment of revolving credit facility	(143,000)	(51,000)
Repayment of term portion of credit agreement	(23,823)	(19,853)
Payments on other debt and capital leases	(6,270)	(2,829)

Net cash flows from financing activities	(224,524)	(37,637)

Effect of exchange rate fluctuations on cash	1,125	(5,875)

Net decrease in cash and cash equivalents	(7,870)	(8,842)
Cash and cash equivalents, beginning of period	102,239	77,301

Cash and cash equivalents, end of period	$94,369	$68,459

Supplemental cash flow information
Income taxes paid (received), net	$(2,645)	$5,811
Interest paid	$14,040	$14,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 26, 2016. Results for the three months ended March 31, 2016 are not necessarily indicative of results that may be attained in the future.

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

(in thousands)	March 31, 2016	December 31, 2015
Billed Receivables	$151,050	$192,045
Allowance for doubtful accounts	(4,335)	(5,045)

Billed, net	146,715	187,000
Accrued Receivables	23,289	32,116

Receivables, net	$170,004	$219,116

Other Current Assets and Other Current Liabilities

(in thousands)	March 31, 2016	December 31, 2015
Settlement deposits	$5,086	$5,357
Settlement receivables	4,533	7,961
Other	8,627	8,319

Total other current assets	$18,246	$21,637

(in thousands)	March 31, 2016	December 31, 2015
Settlement payables	$9,072	$11,250
Accrued interest	2,615	7,501
Vendor financed licenses	13,316	15,723
Royalties payable	4,730	4,910
Other	35,725	35,841

Total other current liabilities	$65,458	$75,225

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2016 and December 31, 2015 were $204.8 million and $260.2 million, respectively.

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the three months ended March 31, 2016 were as follows:

(in thousands)	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2015	$524,573	$376,827	$59,293	$960,693
Total impairment prior to December 31, 2015	(47,432)	—	—	(47,432)

Balance, December 31, 2015	477,141	376,827	59,293	913,261
Goodwill from acquisitions (1)	—	767	—	767
Foreign currency translation adjustments	238	435	2,769	3,442

Balance, March 31, 2016	$477,379	$378,029	$62,062	$917,470

(1)	Goodwill from acquisitions relates to adjustments in the goodwill recorded for the acquisition of PAY.ON AG and its subsidiaries (collectively “PAY.ON”) as discussed in Note 2. The purchase price allocation for PAY.ON is preliminary as of March 31, 2016 and accordingly is subject to future changes during the maximum one-year allocation period.

In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and had previously identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon our October 1, 2015 annual impairment test and there have been no indications of impairment in the subsequent periods.

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

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element:

(in thousands)	Three Months Ended March 31,
	2016	2015
License	$1,691	$2,007
Maintenance	997	943
Services	78	103

Total	$2,766	$3,053

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which states that entities should present the debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The effective date for the revised standard is for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has adopted ASU 2015-03 as of January 1, 2016 and applied retrospectively. See Note 4, Debt, for additional details regarding the application of ASU 2015-03.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company has adopted ASU 2015-05 as of January 1, 2016 and applied prospectively. The adoption of this standard update did not have a material impact on the Company’s financial position, results of operations, or cash flow as of March 31, 2016.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (ASU 2015-16). ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The Company has adopted ASU 2015-16 as of January 1, 2016. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date for this ASU to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, the Company has not selected a transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its financial position, results of operations, and cash flow.

In February 2016, the FASB issued ASU 2016-02, Leases, which relates to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on its financial position, results of operations, and cash flow.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its financial position, results of operations, and cash flow.

2. Acquisitions

PAY.ON

On November 4, 2015, the Company completed the acquisition of PAY.ON for $186.4 million in cash and stock. PAY.ON is a leader in eCommerce payments gateway solutions to payment service providers globally. Their advanced Software as a Service (“SaaS”) based solution complements and strengthens the Company’s Merchant Retail Omni-Channel Universal Payments offerings. The combined entities provide customers the ability to deliver a seamless omni-channel customer payment experience in store, mobile, and online.

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

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including but not limited to property and equipment, accruals, and certain tax matters. Accordingly, the purchase price allocation is considered preliminary and is subject to future adjustments during the maximum one-year measurement period.

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

PAY.ON contributed approximately $4.2 million in revenue and an operating loss of $3.3 million for the three months ended March 31, 2016. The consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of March 31, 2016. The purchase price allocation for PAY.ON is considered preliminary and is subject to completion of valuations and other analyses.

(in thousands, except weighted average useful lives)	Weighted- Average Useful Lives	PAY.ON
Current assets:
Cash and cash equivalents		$1,627
Receivables, net of allowance		2,674
Other current assets		513

Total current assets acquired		4,814

Noncurrent assets:
Property and equipment		424
Goodwill		140,783
Software	5 years	34,213
Customer relationships	15 years	21,718
Trademarks	5 years	2,300
Other noncurrent assets		7

Total assets acquired		204,259

Current liabilities:
Accounts payable		1,090
Employee compensation		676
Other current liabilities		1,073

Total current liabilities acquired		2,839

Noncurrent liabilities:
Deferred income taxes		15,047

Total liabilities acquired		17,886

Net assets acquired		$186,373

The Company made adjustments to the purchase price allocation as certain analysis was completed and additional information became available for receivables, other current assets, goodwill, customer relationships, trademarks, accounts payable, employee compensation, other current liabilities, and deferred income taxes. These adjustments and any resulting adjustments to the condensed consolidated statements of operations were not material to the Company’s previously reported operating results or financial position.

Factors contributing to the purchase price that resulted in the goodwill (which is not tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products and customers. Pro forma results for PAY.ON are not presented because they are not material.

3. Divestiture

Community Financial Services

On March 3, 2016, the Company completed the sale of its Community Financial Services (“CFS”) related assets and liabilities, a part of the Americas segment, to Fiserv, Inc. (“Fiserv”) for $200.0 million. The sale of CFS, which was not strategic to the Company’s long-term strategy, is part of the Company’s ongoing efforts to expand as a provider of software products and SaaS-based solutions facilitating real-time electronic and eCommerce payments for large financial institutions, intermediaries, retailers, and billers worldwide. The sale includes employees and customer contracts as well as technology assets and intellectual property.

For the three months ended March 31, 2016, the Company recognized a net after-tax gain of $93.7 million on the sale of assets to Fiserv. This gain is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

The Company and Fiserv have also entered into a Transition Services Agreement (“TSA”), whereby the Company will continue to perform certain functions on Fiserv’s behalf during a migration period not to exceed 18 months. The TSA is meant to reimburse the Company for direct costs incurred in order to provide such functions, which are no longer generating revenue for the Company.

4. Debt

As of March 31, 2016, the Company had $35.0 million, $423.9 million, and $300.0 million outstanding under its Revolving Credit Facility, Term Credit Facility, and Senior Notes, respectively, with up to $190.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $25.0 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at March 31, 2016 for the Credit Facility was 2.69%.

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

Letter of Credit

On February 29, 2016, the Company entered into a standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $25.0 million. The Letter of Credit expires on June 15, 2016, with automatic renewal for a six month period thereafter. However, at any time after June 15, 2016, the Company may request to close the Letter of Credit. The Letter of Credit reduces the maximum available borrowings under our Revolving Credit Facility to $225.0 million. Upon expiration of the Letter of Credit, maximum borrowings will return to $250.0 million.

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

Maturities on long-term debt outstanding at March 31, 2016 are as follows:

Fiscal year ending December 31,
(in thousands)
2016	$71,470
2017	95,293
2018	304,997
2019	—
2020	300,000

Total	$771,760

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of March 31, 2016, and at all times during the period, the Company was in compliance with its financial debt covenants.

(in thousands)	As of March 31, 2016	As of December 31, 2015
Term credit facility	$436,760	$460,583
Revolving credit facility	35,000	178,000
6.375% Senior Notes, due August 2020	300,000	300,000
Debt issuance costs	(12,846)	(14,424)

Total debt	758,914	924,159
Less current portion of term credit facility	95,293	95,293
Less current portion of debt issuance costs	(5,238)	(5,583)

Total long-term debt	$668,859	$834,449

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which states that entities should present the debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company has adopted ASU 2015-03 as of January 1, 2016 and applied retrospectively. The adoption of this standard resulted in the reclassification in the condensed consolidated balance sheet as of December 31, 2015 of $5.6 million from other current assets to current portion of long-term debt and $8.8 million from other noncurrent assets to long-term debt.

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

Debt

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s Senior Notes was $308.3 million and $310.5 million at March 31, 2016 and December 31, 2015, respectively.

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

The Company assesses its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods ended March 31, 2016 and December 31, 2015.

6. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2016 and 2015 totaled 50,876 and 46,651, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2015	5,799,076	$14.37
Granted	2,284,500	17.92
Exercised	(15,885)	11.14
Forfeited	(86,680)	19.10

Outstanding as of March 31, 2016	7,981,011	$15.34	7.07	$43,551,458

Exercisable as of March 31, 2016	4,254,017	$12.59	5.03	$34,890,634

As of March 31, 2016, the Company expects that 93.1% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2016 and 2015 was $5.54 and $6.49, respectively. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2016 and 2015. The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $0.2 million and $6.4 million, respectively.

The fair value of options that do not vest based on the achievement of certain market conditions granted during the three months ended March 31, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Expected life (years)	5.93	5.93
Interest rate	1.2%	1.4%
Volatility	29.7%	32.1%
Dividend yield	—	—

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

During the three months ended March 31, 2016, the Company granted supplemental stock options with three tranches at a grant date fair value of $7.46, $7.06 and $6.50, respectively, per share. These options vest, if at all, based upon (i) tranche one - any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two - any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three - any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with the Company as of the anniversary date in order for the options to vest. The exercise price of the supplemental stock options is the closing market price on the date the awards were granted. In order to determine the grant date fair value of the supplemental stock options, a Monte Carlo simulation model was used. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Expected life (years)	7.50	7.50
Interest rate	1.6%	1.7%
Volatility	41.6%	41.9%
Dividend yield	—	—

Stock Incentive Plan – Online Resources Corporation (“ORCC”) Stock Incentive Plan, as amended and restated

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2015	21,036	$29.76
Exercised	(4,299)	13.92
Cancelled	(726)	13.92

Outstanding as of March 31, 2016	16,011	$34.73	1.90	$—

Exercisable as of March 31, 2016	16,011	$34.73	1.90	$—

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of March 31, 2016 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2015	889,295	$19.13
Granted	1,059,428	17.92
Forfeited	(44,696)	18.93

Nonvested as of March 31, 2016	1,904,027	$18.44

A summary of nonvested restricted share awards (“RSAs”) as of March 31, 2016 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2015	149,262	$22.62
Vested	(5,638)	20.55
Forfeited	(756)	20.51

Nonvested as of March 31, 2016	142,868	$22.71

During the three months ended March 31, 2016, 5,638 shares of the RSAs vested. The Company withheld 2,039 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested Performance-Based Restricted Share Awards (“PBRSAs”) as of March 31, 2016 and changes during the period are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2015	938,863	$23.42
Forfeited	(21,790)	22.64
Change in attainment for 2015 grants	(17,115)	24.41

Nonvested as of March 31, 2016	899,958	$23.42

During the three months ended March 31, 2016, the Company changed the expected attainment on the PBRSAs vesting in June 2016 from 100% to 91% based upon actual results of the related performance targets.

Retention Restricted Share Awards

During the three months ended March 31, 2016, pursuant to the Company’s 2005 Incentive Plan, the Company granted Retention Restricted Share Awards (“Retention RSAs”). The Retention RSA awards granted to named executive officers have requisite service period (vesting period) of 1.3 years and vest 50% on July 1, 2016 and 50% on July 1, 2017. Retention RSA awards granted to employees other than named executive officers have a vesting period of 0.8 years and vest 50% on July 1, 2016 and 50% on January 1, 2017. Under each agreement, stock is issued without direct cost to the employee. The Company estimates the fair value of the Retention RSAs based upon the market price of the Company’s stock at the date of grant. The Retention RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period and the participant has voting rotes for each share of common stock. The Company recognizes compensation expense for Retention RSAs on a straight-line basis over the requisite service period.

A summary of nonvested Retention RSAs as of March 31, 2016 and changes during the period are as follows:

Nonvested Retention Restricted Share Awards	Number of Retention Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2015	—	$—
Granted	473,069	17.89
Forfeited	(8,900)	17.89

Nonvested as of March 31, 2016	464,169	$17.89

There were 476,750 nonvested PAY.ON RSAs as of March 31, 2016 and December 31, 2015, with a grant date fair value of $23.60.

As of March 31, 2016, there were unrecognized compensation expenses of $19.0 million related to nonvested stock options, $1.1 million related to the nonvested RSAs, $26.3 million related to the LTIP performance shares, $10.5 million related to nonvested PBRSAs, $6.5 million related to nonvested Retention RSAs and which the Company expects to recognize over weighted-average periods of 2.5 years, 1.3 years, 2.7 years, 1.3 years, and 0.9 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended March 31, 2016 and 2015 related to stock options, LTIP performance shares, RSAs, PBRSAs, Retention RSAs, and the ESPP of $9.5 million and $3.9 million, respectively, with corresponding tax benefits of $3.6 million and $1.5 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period. The Company recognizes compensation costs for stock option awards that vest with service and market-based conditions on a straight-line basis over the longer of the requisite service period or the estimated period to meet the defined market-based condition.

Cash received from option exercises for the three months ended March 31, 2016 and 2015 was $0.2 million and $6.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.

7. Software and Other Intangible Assets

At March 31, 2016, software net book value totaling $208.8 million, net of $162.5 million of accumulated amortization, includes the net book value of software marketed for external sale of $56.1 million. The remaining software net book value of $152.7 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2015, software net book value totaled $237.9 million, net of $158.9 million of accumulated amortization. Included in this amount is software marketed for external sale of $70.1 million. The remaining software net book value of $167.8 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended March 31, 2016 and 2015 totaled $3.3 million and $3.9 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our hosted offerings. Amortization of software for internal use of $11.9 million and $8.5 million for the three months ended March 31, 2016 and 2015, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	March 31, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$304,913	$(85,170)	$219,743	$336,075	$(86,585)	$249,490
Trademarks and tradenames	16,664	(10,122)	6,542	18,040	(10,605)	7,435
Purchased Contracts	10,646	(10,646)	—	10,690	(10,690)	—

	$332,223	$(105,938)	$226,285	$364,805	$(107,880)	$256,925

Other intangible assets amortization expense for the three months ended March 31, 2016 and 2015 totaled $5.8 million.

Based on capitalized software and other intangible assets at March 31, 2016, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2016	$42,207	$15,662
2017	49,622	19,629
2018	37,313	19,122
2019	29,388	18,543
2020	24,847	17,632
2021	16,607	17,142
Thereafter	8,853	118,555

Total	$208,837	$226,285

8. Corporate Restructuring and Other Organizational Changes

2016 Activities

Approximately $0.2 million of termination costs were paid during the first quarter of 2016, related to the termination expenses recognized during 2015. The unpaid severance liability as of March 31, 2016 totaled $0.6 million, including balances from severance events during the 12-months ended December 31, 2015. The Company expects the total $0.6 million of the severance liability to be paid over the next 12 months.

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

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table:

(in thousands)	Severance	Facility Closures	Total
Balance, December 31, 2015	$777	$268	$1,045
Amounts paid during the period	(218)	(46)	(264)
Foreign currency translation	1	—	1

Balance, March 31, 2016	$560	$222	$782

The $0.6 million for unpaid severance is included in employee compensation and the $0.2 million for unpaid facilities closures is included in other current liabilities in the accompanying condensed consolidated balance sheets at March 31, 2016.

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

The Company repurchased 2,842,116 shares for $56.4 million under the program during the three months ended March 31, 2016. Under the program to date, the Company has repurchased 39,950,633 shares for approximately $452.2 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $81.9 million as of March 31, 2016.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average shares outstanding:
Basic weighted average shares outstanding	118,679	115,855
Add: Dilutive effect of stock options	1,259	—

Diluted weighted average shares outstanding	119,938	115,855

The diluted earnings (loss) per share computation excludes 5.3 million and 8.5 million options to purchase shares, restricted share awards, and contingently issuable shares during the three months ended March 31, 2016 and 2015, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2016 and December 31, 2015 was 116,702,046 and 119,033,770, respectively.

11. Other

Other is comprised of foreign currency transaction gains (losses) of ($0.3) million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively.

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

The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Americas - United States	$133,365	$145,784
Americas - Other	22,852	17,966
EMEA	49,637	49,384
Asia/Pacific	20,212	19,683

	$226,066	$232,817

Income (loss) before income taxes:
Americas	$149,997	$16,109
EMEA	29,427	20,701
Asia/Pacific	10,566	10,257
Corporate	(63,657)	(47,759)

	$126,333	$(692)

	March 31, 2016	December 31, 2015
Total assets:
Americas - United States	$1,061,058	$1,182,309
Americas - Other	31,790	33,492
EMEA	622,932	643,275
Asia/Pacific	118,562	116,712

	$1,834,342	$1,975,788

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2016 and 2015. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2016 and 2015.

13. Income Taxes

The effective tax rate for the three months ended March 31, 2016 was 29%. The earnings of the Company’s foreign entities for the three months ended March 31, 2016 were $6.9 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate; therefore, losses in foreign jurisdictions will increase the Company’s effective tax rate, while earnings in the foreign jurisdictions will reduce the Company’s effective tax rate. The effective tax rate for the three months ended March 31, 2016 was reduced by foreign profits taxed at lower rates. The effective tax rate was also reduced by a release of $10.1 million valuation allowance previously established against foreign tax credits that are now expected to be fully utilized as a result of the sale of the Community Financial Services assets and liabilities.

The effective tax rate for the three months ended March 31, 2015 was a benefit of 77%. The earnings of the Company’s foreign entities for the three months ended March 31, 2015 were $7.7 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2015 was negatively impacted by losses in certain foreign jurisdictions taxed at lower rates, partially offset by profits in other foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates.

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

The amount of unrecognized tax benefits for uncertain tax positions was $22.5 million as of March 31, 2016 and $21.1 million as of December 31, 2015, excluding related liabilities for interest and penalties of $2.1 million and $2.2 million as of March 31, 2016 and December 31, 2015, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.6 million, due to the settlement of various audits and the expiration of statutes of limitation.

14. Commitments and Contingencies

Legal Proceedings

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagrees with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions, on March 31, 2016, ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI on its counterclaims. While there necessarily can be no assurance of the result of the litigation, the Company has determined that it does not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, the Company has not accrued for this litigation.

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at March 31, 2016.

15. Accumulated Other Comprehensive Gain (Loss)

Activity within accumulated other comprehensive gain (loss) for the three months ended March 31, 2016, which consists of foreign currency translation adjustments, were as follows:

Accumulated other comprehensive loss
Balance at December 31, 2015	$(71,576)
Other comprehensive income gain	6,115

Balance at March 31, 2016	$(65,461)

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic products, Universal Payments solutions;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	our sale of CFS assets and liabilities to Fiserv, including potential claims arising under the transaction agreement, the transition services agreement or with respect to retained liabilities;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	the appeal of the judgment in excess of $46.5 million against us in the BHMI litigation, for which there is no assurance we will be successful in overturning that judgment;

•	pending and future litigation;

•	future acquisitions, strategic partnerships and investments;

•	difficulties integrating PAY.ON AG and its subsidiaries (collectively “PAY.ON”), which may cause us to fail to realize anticipated benefits of the acquisition;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	failing to comply with money transmitter rules and regulations;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	being subject to security breaches or viruses;

•	the protection of our intellectual property;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 26, 2016. Results for the three months ended March 31, 2016, are not necessarily indicative of results that may be attained in the future.

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

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We also continue to grow centers of expertise in Timisoara, Romania; Pune and Bangalore, India; as well as key operational centers such as Capetown, South Africa and in multiple locations in the United States.

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

European Payment Service Directive (“PSD2”). PSD2, which was ratified by the European Parliament in 2015 will force member states to implement new payment regulation before 2017. The XS2A provision effectively creates a new market opportunity where banks in EU member countries must provide open API standards to customer data thus allowing authorized third-party providers to enter the market.

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

Divestiture

On March 3, 2016, we completed the sale of our Community Financial Services (“CFS”) related assets and liabilities, a part of the Americas segment, to Fiserv, Inc. (“Fiserv”) for $200.0 million. The sale of CFS, which was not strategic to our long-term strategy, is part of the Company’s ongoing efforts to expand as a provider of software products and SaaS-based solutions facilitating real-time electronic and eCommerce payments for large financial institutions, intermediaries, retailers, and billers worldwide. The sale includes employees and customer contracts as well as technology assets and intellectual property.

For the three months ended March 31, 2016, we recognized a net after-tax gain of $93.7 million on sale of assets to Fiserv. This gain is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

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

Our 60-month backlog estimate represents expected revenues from existing customers using the following key assumptions:

¡	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.

¡	License, facilities management, and software hosting arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.

¡	Non-recurring license arrangements are assumed to renew as recurring revenue streams.

¡	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.

¡	Our pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing our 60-month backlog estimate, the following items are specifically not taken into account:

¡	Anticipated increases in transaction, account, or processing volumes in customer systems.

¡	Optional annual uplifts or inflationary increases in recurring fees.

¡	Services engagements, other than facilities management and software hosting engagements, are not assumed to renew over the 60-month backlog period.

¡	The potential impact of merger activity within our markets and/or customers.

We review our customer renewal experience on an annual basis. The impact of this review and subsequent update may result in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by geographic region, as of March 31, 2016 and December 31, 2015 (in millions). As a result of the sale of CFS assets and the related customer contracts, 60-month backlog decreased $355.5 million. Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2016	December 31, 2015
Americas	$2,783	$3,086
EMEA	922	898
Asia/Pacific	325	318

Total	$4,030	$4,302

	March 31, 2016	December 31, 2015
Committed	$1,744	$1,876
Renewal	2,286	2,426

Total	$4,030	$4,302

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic segment, as of March 31, 2016 and December 31, 2015 (in millions). For all periods reported, approximately 80% of our 12-month backlog estimate is committed backlog and approximately 20% of our 12-month backlog estimate is renewal backlog. As a result of the sale of CFS assets and the related customer contracts, 12-month backlog decreased $79.8 million. Dollar amounts reflect currency exchange rates as of each period end.

	March 31, 2016			December 31, 2015
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$536	$54	$590	$598	$60	$658
EMEA	164	37	201	160	31	191
Asia/Pacific	56	15	71	54	15	69

Total	$756	$106	$862	$812	$106	$918

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

Three-Month Period Ended March 31, 2016 Compared to the Three-Month Period Ended March 31, 2015

Revenues

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$20,365	9%	$32	0%	$20,333	9%
Monthly license fees (MLFs)	17,058	8%	(2,186)	-11%	19,244	8%

License	37,423	17%	(2,154)	-5%	39,577	17%
Maintenance	57,331	25%	(2,161)	-4%	59,492	26%
Services	19,576	9%	(3,921)	-17%	23,497	10%
Hosting	111,736	49%	1,485	1%	110,251	47%

Total revenues	$226,066	100%	$(6,751)	-3%	$232,817	100%

Total revenue for the three months ended March 31, 2016, decreased $6.8 million, or 3%, as compared to the same period in 2015. The decrease is the result of a $2.2 million, or 5%, decrease in license revenue, a $2.2 million, or 4%, decrease in maintenance revenue, a $3.9 million, or 17%, decrease in services revenue and partially offset by a $1.5 million, or 1%, increase in hosting revenue.

The decrease in total revenue for the three months ended March 31, 2016, as compared to the same period in 2015 was due to an $7.5 million, or 5%, decrease in the Americas reportable segment partially offset by a $0.3 million, or 1%, increase in the EMEA reportable segment and a $0.5 million, or 3%, increase in the Asia/Pacific reportable segment.

The addition of PAY.ON contributed $4.2 million in total revenue for the three months ended March 31, 2016, compared to the same period in 2015. Total revenue was $3.2 million lower for the three months ended March 31, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the addition of PAY.ON and foreign currency, total revenue for the three months ended March 31, 2016, decreased $7.8 million, or 3%, compared to the same period in 2015 primarily due to the CFS divestiture which resulted in a decrease in revenue of $8.2 million.

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

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue during the three months ended March 31, 2016, as compared to the same period in 2015, remained flat. Initial license revenue increased in the EMEA and Asia/Pacific reportable segments by $1.0 million and $1.4 million, respectively, and was offset by a decrease in the Americas reportable segment of $2.4 million. Total initial license revenue was $0.3 million lower for the three months ended March 31, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total initial license revenue for the three months ended March 31, 2016, increased $0.3 million, or 1%, compared to the same period in 2015

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue decreased $2.2 million, or 11%, during the three months ended March 31, 2016, as compared to the same period in 2015 with the Americas and EMEA reportable segments decreasing by $1.5 million and $0.7 million, respectively, and the Asia/Pacific reportable segment remaining flat.

Total monthly license revenue was $0.3 million lower for the three months ended March 31, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total monthly license revenue for the three months ended March 31, 2016, decreased $1.9 million, or 10%, compared to the same period in 2015 primarily due to the CFS divestiture which resulted in a decrease of $1.1 million.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance or any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the three months ended March 31, 2016, as compared to the same period in 2015 decreased $2.2 million, or 4%. Maintenance revenue decreased in the EMEA and Asia/Pacific reportable segments by $2.0 million and $0.6 million, respectively, and was partially offset by an increase in the Americas reportable segment of $0.4 million. Total maintenance revenue was $1.5 million lower for the three months ended March 31, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total maintenance revenue for the three months ended March 31, 2016, decreased $0.7 million, or 1%, compared to the same period in 2015.

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

Services revenue during the three months ended March 31, 2016, as compared to the same period in 2015 decreased by $3.9 million, or 17%. Implementation and professional services decreased in the Americas, EMEA and Asia/Pacific reportable segments by $1.3 million, $2.3 million, and $0.3 million, respectively.

Total services revenue was $0.7 million lower for the three months ended March 31, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total services revenue for the three months ended March, 31, 2016, decreased $3.2 million, or 14%, compared to the same period in 2015. The decrease was a result of $3.5 million of services revenue related to large, complex projects being recognized during the three months ended March 31, 2015, that did not reoccur in the same period in 2016. Excluding the impact of the revenue recognized from these projects, services revenue decreased $0.3 million. The Company’s customers continue to transition from on premise to hosted software solutions. Services work performed in relation to the Company’s hosted software solutions is recognized over a longer service period and is classified as hosting

Hosting Revenue

Hosting revenue includes fees earned through hosting and on-demand arrangements. All revenue from hosting and on-demand arrangements that does not qualify for treatment as separate units of accounting, which include set-up fees, implementation or customization services, and product support services, are included in hosting revenue. For 2016 and 2015, hosting revenue also includes fees paid by our clients as a part of the acquired EBPP and Payment Risk Management products. Fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled.

Hosting revenue during the three months ended March 31, 2016, as compared to the same period in 2015 increased $1.5 million, or 1%. The addition of PAY.ON contributed $4.2 million in hosted revenue. The CFS divestiture resulted in decreased hosting revenue of $7.5 million during the three months ended March 31, 2016. Total hosting revenue was $0.4 million lower for the three months ended March 31, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS and foreign currency, total hosting revenue for the three months ended March 31, 2016, increased $5.2 million, or 5%, compared to the same period in 2015, which is primarily attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or increasing processing.

Operating Expenses

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Operating expenses:
Cost of license	$5,439	2%	$(670)	-11%	$6,109	3%
Cost of maintenance, services and hosting	113,044	50%	31	0%	113,013	49%
Research and development	43,518	19%	6,427	17%	37,091	16%
Selling and marketing	30,000	13%	1,089	4%	28,911	12%
General and administrative	25,878	11%	4,303	20%	21,575	9%
Gain on sale of assets	(151,952)	-67%	(151,952)	100%	—	0%
Depreciation and amortization	23,208	10%	3,515	18%	19,693	8%

Total operating expenses	$89,135	39%	$(137,257)	-61%	$226,392	97%

Total operating expenses for the three months ended March 31, 2016 decreased $137.3 million, or 61%, as compared to the same period in 2015, primarily due to the gain recognized on the sale of the CFS assets of $152.0 million. In 2016, there were $7.5 million of incremental operating expenses related to PAY.ON and $8.8 million of reduced operating expenses related to the CFS divestiture. Total operating expenses were $4.5 million lower for the three months ended March 31, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS and foreign currency, operating expenses increased $20.5 million in the three months ended March 31, 2016 principally reflecting higher cost of maintenance, services and hosting, higher research and development expenses, and higher general and administrative expenses.

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

Cost of license expense decreased $0.7 million in the three months ended March 31, 2016, primarily due to lower intangible amortization of software.

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

Cost of maintenance, services and hosting increased less than $0.1 million, or less than 1%, in the three months ended March 31, 2016, compared to the same period in 2015. In 2016, there were $1.0 million of incremental maintenance, services and hosting expenses related to PAY.ON and $6.5 million of reduced maintenance, services and hosting expenses as a result of the CFS divestiture. Maintenance, services and hosting expenses were approximately $1.7 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS and foreign currency, maintenance, services, and hosting expenses increased $7.3 million in the three months ended March 31, 2016, due to $4.3 million more personnel and related expenses and a $3.0 million increase in interchange processing fees.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense increased $6.4 million, or 17%, in the three months ended March 31, 2016, compared to the same period in 2015. In 2016, there were $2.9 million of incremental research and development expenses related to PAY.ON and $0.5 million of reduced research and development expenses as a result of the CFS divestiture. Research and development expenses were approximately $0.8 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS and foreign currency, research and development expenses increased $4.8 million in the three months ended March 31, 2016, primarily due to an increase in personnel and related expenses, including a $1.1 million increase in stock-based compensation.

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

Selling and marketing expense increased $1.1 million, or 4%, in the three months ended March 31, 2016, compared to the same period in 2015. In 2016, there were $0.9 million of incremental sales and marketing expenses related to PAY.ON, and $0.9 million of reduced sales and marketing expenses due to the CFS divestiture. Sales and marketing expenses were $1.0 million lower for the three months ended March 31, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS and foreign currency, sales and marketing expenses increased $2.1 million in the three months ended March 31, 2016 primarily due to an increase in personnel and related expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense increased $4.3 million, or 20%, in the three months ended March 31, 2016, compared to the same period in 2015. In 2016, there were $0.6 million of incremental general and administrative expenses related to PAY.ON and $0.5 million of reduced general and administrative expenses due to the CFS divestiture. General and administrative expenses were approximately $0.7 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS and foreign currency, general and administrative expenses increased $4.9 million in the three months ended March 31, 2016, primarily due to a $2.8 million increase in stock-based compensation expense, a $1.0 million increase in one time acquisition and divestiture expenditures and a $1.1 million increase in professional fees.

Gain on Sale of CFS Assets

On March 3, 2016, the Company completed the sale of its CFS related assets and liabilities to Fiserv, Inc. (“Fiserv”) for $200.0 million and recognized a pre-tax gain of $152.0 million.

Depreciation and Amortization

Depreciation and amortization expense increased $3.5 million, or 18%, in the three months ended March 31, 2016, compared to the same period in 2014. There were $2.1 million of incremental expenses related to PAY.ON and $0.3 million of reduced expenses as a result of the CFS divestiture. Excluding the impact of PAY.ON and CFS, depreciation and amortization expense increased $1.7 million due to an increase in capital expenditures during the past year.

Other Income and Expense

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(10,414)	-5%	$527	-5%	$(10,941)	-5%
Interest income	150	0%	48	47%	102	0%
Other, net	(334)	0%	(4,056)	-109%	3,722	2%

Total other income (expense)	$(10,598)	-5%	$(3,481)	49%	$(7,117)	-3%

Interest expense for the three months ended March 31, 2016 decreased $0.5 million, or 5%, as compared to the same period in 2015 primarily due to lower comparative debt balances during the first three months of 2016.

Other, net consists of foreign currency gain (loss) and other non-operating items. Foreign currency gain (losses) for the three months ended March 31, 2016 and 2015 were ($0.3) million and $3.7 million, respectively.

Income Taxes

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Income tax expense (benefit)	$36,849	16%	$37,379	-7053%	$(530)	0%
Effective income tax rate	29%				77%

The effective tax rate for the three months ended March 31, 2016 was 29%. The earnings of our foreign entities for the three months ended March 31, 2016 were $6.9 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2016 was reduced by foreign profits taxed at lower rates. The effective tax rate was also reduced by a release of $10.1 million in the valuation allowance previously established against foreign tax credits that are now expected to be fully utilized as a result of the sale of the Community Financial Services assets and liabilities.

The effective tax rate for the three months ended March 31, 2015 was a benefit of 77%. The earnings of our foreign entities for the three months ended March 31, 2015 were $7.7 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2015 was increased by losses in certain foreign jurisdictions taxed at lower rates, partially offset by profits in other foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate.

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

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenues:
Americas	$156,217	$163,750
EMEA	49,637	49,384
Asia/Pacific	20,212	19,683

	$226,066	$232,817

Income (loss) before income taxes:
Americas	$149,997	$16,109
EMEA	29,427	20,701
Asia/Pacific	10,566	10,257
Corporate	(63,657)	(47,759)

	$126,333	$(692)

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

The decrease in revenue during the three months ended March 31, 2016 is primarily due to the CFS divestiture which resulted in a decrease in revenue of $8.2 million. The CFS divestiture resulted in a pre-tax gain of approximately $152.0 million in the Americas segment. The Company incurred significant transaction related expenses of approximately $4.0 million and $2.9 million during the three months ended March 31, 2016 and 2015, respectively. Amortization of acquisition software and intangible assets allocated to the Corporate business segment was approximately $12.7 million and $12.2 million during the three months ended March 31, 2016 and 2015, respectively. Interest expense on long term debt allocated to the Corporate segment was approximately $10.4 million and $11.0 million during the three months ended March 31, 2016 and 2015, respectively.

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

As of March 31, 2016, we had $94.4 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of March 31, 2016, $61.6 million of the $94.4 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated (amounts in thousands).

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used by):
Operating activities	$38,433	$49,167
Investing activities	177,096	(14,497)
Financing activities	(224,524)	(37,637)

Net cash flows provided by operating activities for the three months ended March 31, 2016 amounted to $38.4 million as compared to $49.2 million during the same period in 2015. The comparative period decrease was primarily due to the timing of payments and cash collections from customers during the first three months of 2016 compared to the same period in 2015. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During the first three months of 2016, we received proceeds of $200.0 million from the sale of the CFS related assets. In addition, we used cash of $22.9 million to purchase software, property and equipment, and other investments as compared to $14.5 million during the same period in 2015.

During the three months ended March 31, 2016, we used a portion of the proceeds from the CFS divestiture to repay $143.0 million on the revolver portion of the Credit Facility and $23.8 million of the term portion of the Credit Facility. We used $52.4 million to repurchase shares of our common stock during the first three months of 2016. In addition, during the first three months of 2016, we received proceeds of $1.1 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used less than $0.1 million for the repurchase of restricted stock for tax withholdings. During the three months ended March 31, 2015, we repaid a net $22.0 million on the revolver portion of the Credit Facility and we repaid $19.9 million of the term portion of the Credit Facility. In addition, during the first three months of 2015, we received proceeds of $11.1 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $4.0 million for the repurchase of restricted stock and performance shares for tax withholdings.

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

Debt

As of March 31, 2016, we had $35.0 million and $436.8 million outstanding under our Revolving Credit Facility and Term Credit Facility, respectively, with up to $190.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. At March 31, 2016 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at March 31, 2016 was 2.69%.

On February 29, 2016, the Company entered into a Letter of Credit, through Wells Fargo with Deutsche Bank as the beneficiary, for $25.0 million. The Letter of Credit expires on June 15, 2016, with automatic renewal for a six month period thereafter. However, at any time after June 15, 2016, the Company may request to close the Letter of Credit. The Letter of Credit reduces the maximum available borrowings under our Revolving Credit Facility to $225.0 million. Upon expiration of the Letter of Credit, maximum borrowings will return to $250.0 million.

On August 20, 2013, the Company completed a $300.0 million offering of 6.375% Senior Notes due in 2020 (the “Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The Notes bear an interest rate of 6.375% per annum, payable semi-annually in arrears on August 15 and February 15 of each year, commencing on February 15, 2014. Interest has been accrued from August 20, 2013. The Notes will mature on August 15, 2020.

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

The Company repurchased 2,842,116 shares for $56.4 million under the program during the three months ended March 31, 2016. Under the program to date, the Company has repurchased 39,950,633 shares for approximately $452.2 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $81.9 million as of March 31, 2016.

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

Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2016, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2015.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at March 31, 2016 is $22.5 million.

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

During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed on February 26, 2016, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2016. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2016, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.04 million annually.

We had approximately $771.8 million of debt outstanding at March 31, 2016 with $300.0 million in Senior Notes and $471.8 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.69% at March 31, 2016. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.3 million.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

On November 4, 2015 we completed our acquisition of PAY.ON. We believe the internal controls and procedures of PAY.ON have had a material effect on our internal control over financial reporting. See Note 2, Acquisitions, to the Consolidated Financial Statements for discussion of the acquisition and related financial data.

We are currently in the process of integrating PAY.ON operations. We anticipate a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended March 31, 2016, and determined that except for the change discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. See Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements for a discussion of legal proceedings.

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagrees with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions, on March 31, 2016, ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI on its counterclaims. While there necessarily can be no assurance of the result of the litigation, the Company has determined that it does not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, the Company has not accrued for this litigation.

Item 1A. RISK FACTORS

Other than as disclosed below, there have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2015. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

We may not be successful in our appeal of the judgment in excess of $46.5 million against us in the BHMI litigation.

On January 5, 2016, following a jury verdict that was returned against ACI Worldwide Corp., one of our subsidiaries, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. On March 31, 2016 we perfected our appeal of the dismissal of our claims against BHMI and the judgment against us. However, there can be no assurance that we will be successful on appeal and that we will be able to overturn the judgment. There can further be no assurance that we will be successful in any new trial of the disputes in this litigation.

Our current determination is that we do not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, we have not accrued for a loss associated with this litigation. If our assessment of a probable loss is incorrect and the appeal is not resolved in our favor, or if we are unsuccessful in any subsequent retrial, we may have to make a substantial payment to BHMI. Alternatively, if during the course of our appeal or subsequent new trial, our assessment changes and we determine that a loss is probable and that the loss is reasonably estimable, we will be required to accrue for that potential loss.

Any payment to BHMI or accrual for a loss in this litigation could result in a material adverse effect on our business, financial condition, results of operations and cash flows, especially for the quarter and annual period in which the payment or accrual occurs.

We may face claims associated with the sale and transition of our Community Financial Services assets and liabilities.

On March 3, 2016, we completed the sale of our Community Financial Services (“CFS”) related assets and liabilities to Fiserv. In connection with that sale we entered into a transaction agreement and a transition services agreement in which we undertook certain continuing obligations to effect the transition of the assets and liabilities to Fiserv. We could face claims under the transaction agreement, including based on our representations and warranties, covenants and retained liabilities. We could also face claims under the transition services agreement related to our obligations to provide transition services and assistance. Any such claim or claims could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2016 through January 31, 2016	—		$—	—	$138,325,000
February 1, 2016 through February 29, 2016	77,500		18.78	77,500	$136,868,000
March 1, 2016 through March 31, 2016	2,766,705	(1)	19.84	2,764,666	$81,945,000

Total	2,844,205		$19.81	2,842,166

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2016, 5,638 shares of the RSAs vested. We withheld 2,039 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Our Board of Directors approved an increase of $30 million, $100 million, and $52.1 million to the stock repurchase program in May 2006, March 2007 and February 2012, respectively, bringing the total of the approved program to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100 million for stock repurchases. On February 24, 2014, our Board of Directors approved an additional $100 million for the stock repurchase program. Approximately

$81.9 million remains available at March 31, 2016. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.01 (1)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.01	Form of 2016 Supplemental Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

10.02	Form of 2016 Supplemental Non-Qualified Stock Option Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

10.03	Form of 2016 Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

10.04	Form of 2016 Non-Qualified Stock Option Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

10.05	Form of 2016 Restricted Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2013.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC.
(Registrant)

Date: May 5, 2016	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01 (1)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.01	Form of 2016 Supplemental Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

10.02	Form of 2016 Supplemental Non-Qualified Stock Option Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

10.03	Form of 2016 Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

10.04	Form of 2016 Non-Qualified Stock Option Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

10.05	Form of 2016 Restricted Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended.

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2013.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.