Form 10-Q
period 2016-06-30
ACI WORLDWIDE, INC.
filed 2016-07-28
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 25, 2016, there were 117,171,742 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$52,463	$102,239
Receivables, net of allowances of $3,911 and $5,045, respectively	168,626	219,116
Recoverable income taxes	3,443	12,048
Prepaid expenses	26,006	27,461
Other current assets	17,941	21,637

Total current assets	268,479	382,501

Noncurrent assets
Property and equipment, net	71,719	60,630
Software, net	197,861	237,941
Goodwill	915,657	913,261
Intangible assets, net	217,653	256,925
Deferred income taxes, net	91,117	90,872
Other noncurrent assets	37,439	33,658

TOTAL ASSETS	$1,799,925	$1,975,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,328	$55,420
Employee compensation	42,218	31,213
Current portion of long-term debt	90,198	89,710
Deferred revenue	123,059	128,559
Income taxes payable	6,484	4,734
Other current liabilities	61,233	75,225

Total current liabilities	376,520	384,861

Noncurrent liabilities
Deferred revenue	40,552	42,081
Long-term debt	633,155	834,449
Deferred income taxes, net	24,578	28,067
Other noncurrent liabilities	29,482	31,930

Total liabilities	1,104,287	1,321,388

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2016 and December 31, 2015	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2016 and December 31, 2015	702	702
Additional paid-in capital	578,044	561,379
Retained earnings	489,477	416,851
Treasury stock, at cost, 23,275,065 and 21,491,285 shares at June 30, 2016 and December 31, 2015, respectively	(298,350)	(252,956)
Accumulated other comprehensive loss	(74,235)	(71,576)

Total stockholders’ equity	695,638	654,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799,925	$1,975,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
License	$33,510	$67,161	$70,933	$106,738
Maintenance	60,332	60,141	117,663	119,633
Services	23,823	23,110	43,399	46,607
Hosting	102,265	115,410	214,001	225,661

Total revenues	219,930	265,822	445,996	498,639

Operating expenses
Cost of license (1)	4,610	5,939	10,049	12,048
Cost of maintenance, services and hosting (1)	110,745	120,484	223,789	233,497
Research and development	46,358	39,425	89,876	76,516
Selling and marketing	28,743	31,298	58,743	60,209
General and administrative	34,437	25,008	60,315	46,583
Gain on sale of CFS assets	—	—	(151,952)	—
Depreciation and amortization	21,382	20,004	44,590	39,697

Total operating expenses	246,275	242,158	335,410	468,550

Operating income (loss)	(26,345)	23,664	110,586	30,089

Other income (expense)
Interest expense	(9,715)	(10,505)	(20,129)	(21,446)
Interest income	121	58	271	160
Other	2,023	19,659	1,689	23,381

Total other income (expense)	(7,571)	9,212	(18,169)	2,095

Income (loss) before income taxes	(33,916)	32,876	92,417	32,184
Income tax expense (benefit)	(17,058)	5,825	19,791	5,295

Net income (loss)	$(16,858)	$27,051	$72,626	$26,889

Earnings (loss) per common share
Basic	$(0.15)	$0.23	$0.62	$0.23
Diluted	$(0.15)	$0.23	$0.61	$0.23

Weighted average common shares outstanding
Basic	115,480	117,109	117,810	116,584
Diluted	115,480	118,575	119,023	118,088

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(16,858)	$27,051	$72,626	$26,889

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	(2,005)	—	1,488
Reclassification of unrealized gain to realized gain on available-for-sale securities	—	(24,465)	—	(24,465)
Foreign currency translation adjustments	(8,774)	9,944	(2,659)	(8,538)

Total other comprehensive loss	(8,774)	(16,526)	(2,659)	(31,515)

Comprehensive income (loss)	$(25,632)	$10,525	$69,967	$(4,626)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$72,626	$26,889
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	10,583	10,588
Amortization	40,272	36,605
Amortization of deferred debt issuance costs	2,826	3,212
Deferred income taxes	3,578	(3,961)
Stock-based compensation expense	22,572	9,291
Excess tax benefit of stock-based compensation	(701)	(4,407)
Gain on sale of available-for-sale securities	—	(24,465)
Gain on sale of CFS assets	(151,952)	—
Other	(762)	1,456
Changes in operating assets and liabilities, net of impact of acquisitions and divestiture:
Receivables	29,299	(3,411)
Accounts payable	(3,247)	(7,016)
Accrued employee compensation	11,946	7,240
Current income taxes	10,998	(3,635)
Deferred revenue	8,919	2,653
Other current and noncurrent assets and liabilities	(89)	(1,106)

Net cash flows from operating activities	56,868	49,933

Cash flows from investing activities:
Purchases of property and equipment	(20,728)	(13,408)
Purchases of software and distribution rights	(12,384)	(8,496)
Proceeds from sale of available-for-sale securities	—	35,311
Proceeds from sale of CFS assets	200,000	—
Other	(7,000)	(7,000)

Net cash flows from investing activities	159,888	6,407

Cash flows from financing activities:
Proceeds from issuance of common stock	1,532	1,524
Proceeds from exercises of stock options	7,986	10,634
Excess tax benefit of stock-based compensation	701	4,407
Repurchase of restricted stock and performance shares for tax withholdings	(1,446)	(4,047)
Repurchases of common stock	(60,089)	—
Proceeds from revolving credit facility	—	65,000
Repayment of revolving credit facility	(156,000)	(109,000)
Repayment of term portion of credit agreement	(47,646)	(39,706)
Payments on other debt	(10,210)	(10,120)

Net cash flows from financing activities	(265,172)	(81,308)

Effect of exchange rate fluctuations on cash	(1,360)	(1,936)

Net decrease in cash and cash equivalents	(49,776)	(26,904)
Cash and cash equivalents, beginning of period	102,239	77,301

Cash and cash equivalents, end of period	$52,463	$50,397

Supplemental cash flow information
Income taxes paid, net	$5,857	$13,875
Interest paid	$17,772	$18,181

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, “ACI” or the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 26, 2016. Results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be attained in the future.

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

(in thousands)	June 30, 2016	December 31, 2015
Billed Receivables	$148,869	$192,045
Allowance for doubtful accounts	(3,911)	(5,045)

Billed, net	144,958	187,000
Accrued Receivables	23,668	32,116

Receivables, net	$168,626	$219,116

Other Current Assets and Other Current Liabilities

(in thousands)	June 30, 2016	December 31, 2015
Settlement deposits	$4,566	$5,357
Settlement receivables	3,463	7,961
Other	9,912	8,319

Total other current assets	$17,941	$21,637

(in thousands)	June 30, 2016	December 31, 2015
Settlement payables	$6,941	$11,250
Accrued interest	7,547	7,501
Vendor financed licenses	11,749	15,723
Royalties payable	4,013	4,910
Other	30,983	35,841

Total other current liabilities	$61,233	$75,225

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2016 and December 31, 2015 were $197.8 million and $260.2 million, respectively.

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the six months ended June 30, 2016 were as follows:

(in thousands)	Americas	EMEA	Asia/ Pacific	Total
Gross Balance prior to December 31, 2015	$524,573	$376,827	$59,293	$960,693
Total impairment prior to December 31, 2015	(47,432)	—	—	(47,432)

Balance, December 31, 2015	477,141	376,827	59,293	913,261
Goodwill from acquisitions (1)	—	665	—	665
Foreign currency translation adjustments	422	(997)	2,306	1,731

Balance, June 30, 2016	$477,563	$376,495	$61,599	$915,657

(1)	Goodwill from acquisitions relates to adjustments in the goodwill recorded for the acquisition of PAY.ON AG and its subsidiaries (collectively “PAY.ON”) as discussed in Note 2, Acquisitions. The purchase price allocation for PAY.ON is preliminary as of June 30, 2016 and accordingly is subject to future changes during the maximum one-year measurement period.

In accordance with Accounting Standards codification (“ASC”) 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and had previously identified our reportable segments, Americas, EMEA, and Asia/Pacific, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
License	$1,704	$1,918	$3,395	$3,925
Maintenance	800	872	1,797	1,815
Services	60	131	138	234

Total	$2,564	$2,921	$5,330	$5,974

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which states that entities should present the debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The effective date for the revised standard is for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has adopted ASU 2015-03 as of January 1, 2016 and applied retrospectively. See Note 4, Debt, for additional details regarding the application of ASU 2015-03.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company has adopted ASU 2015-05 as of January 1, 2016 and applied prospectively. The adoption of this standard update did not have a material impact on the Company’s financial position, results of operations, or cash flow as of June 30, 2016.

In September 2015, the FASB issued ASU 2015-16, Business Combinations. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The Company has adopted ASU 2015-16 prospectively as of January 1, 2016. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flow as of June 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its financial position, results of operations, and cash flow.

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

Under the terms of the PAY.ON acquisition agreement, the Company issued 476,750 shares of ACI common stock to two key PAY.ON employees (“PAY.ON RSAs”) with a fair value of $11.3 million on the date of grant. The awards have requisite service periods of two years and vest in increments of 25% every six months from the date of the acquisition. The PAY.ON RSAs provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for the PAY.ON RSAs on a straight-line basis over the requisite service period.

PAY.ON contributed approximately $4.2 million and $8.4 million in revenue and an operating loss of $4.7 million and $8.0 million for the three and six months ended June 30, 2016. The consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of June 30, 2016. The purchase price allocation for PAY.ON is considered preliminary and is subject to completion of valuations and other analyses.

(in thousands, except weighted average useful lives)	Weighted-Average Useful Lives	PAY.ON
Current assets:
Cash and cash equivalents		$1,627
Receivables, net of allowance		2,674
Other current assets		511

Total current assets acquired		4,812

Noncurrent assets:
Property and equipment		332
Goodwill		140,680
Software	5 years	34,150
Customer relationships	15 years	21,718
Trademarks	5 years	2,300
Other noncurrent assets		7

Total assets acquired		203,999

Current liabilities:
Accounts payable		1,058
Employee compensation		681
Other current liabilities		840

Total current liabilities acquired		2,579

Noncurrent liabilities:
Deferred income taxes		15,047

Total liabilities acquired		17,626

Net assets acquired		$186,373

The Company made adjustments to the purchase price allocation as certain analysis was completed and additional information became available for receivables, other current assets, property and equipment, software, goodwill, customer relationships, trademarks, accounts payable, employee compensation, other current liabilities, and deferred income taxes. These adjustments and any resulting adjustments to the condensed consolidated statements of operations were not material to the Company’s previously reported operating results or financial position.

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

For the six months ended June 30, 2016, the Company recognized a net after-tax gain of $93.7 million on the sale of assets to Fiserv. This gain is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

The Company and Fiserv have also entered into a Transition Services Agreement (“TSA”), whereby the Company will continue to perform certain functions on Fiserv’s behalf during a migration period not to exceed 18 months. The TSA is meant to reimburse the Company for direct costs incurred in order to provide such functions, which are no longer generating revenue for the Company.

4.	Debt

As of June 30, 2016, the Company had $22.0 million, $401.4 million, and $300.0 million outstanding under its Revolving Credit Facility, Term Credit Facility, and Senior Notes, respectively, with up to $203.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $25.0 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

Credit Agreement

The Company entered into the Credit Agreement (the “Credit Agreement”), as amended, with a syndicate of financial institutions, as lenders, and Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit and a term loan on November 10, 2011. The Credit Agreement consists of a five-year $250.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and $650.0 million total under the five-year senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment. The amendment extended the Credit Facility through August 20, 2018.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at June 30, 2016 for the Credit Facility was 2.72%.

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

Letter of Credit

On February 29, 2016, the Company entered into a six-month standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $25.0 million. The Letter of Credit automatically renewed on June 15, 2016. At any time the Company may request to close the Letter of Credit. The Letter of Credit reduces the maximum available borrowings under our Revolving Credit Facility to $225.0 million. Upon expiration of the Letter of Credit, maximum borrowings will return to $250.0 million.

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

Maturities on long-term debt outstanding at June 30, 2016 are as follows:

Fiscal year ending December 31,
(in thousands)
2016	$47,647
2017	95,293
2018	291,997
2019	—
2020	300,000

Total	$734,937

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

The Company’s obligations and the obligations of the guarantors under the Guaranty and cash management arrangements entered into with lenders under the Credit Facility (or affiliates thereof) are secured by first-priority security interests in substantially all assets of the Company and any guarantor, including 100% of the capital stock of ACI Worldwide Corp. and each domestic subsidiary of the Company, each domestic subsidiary of any guarantor and 65% of the voting capital stock of each foreign subsidiary of the Company that is directly owned by the Company or a guarantor, and in each case, is subject to certain exclusions set forth in the credit documentation governing the Credit Facility.

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. On June 30, 2016, the Company requested and obtained a waiver to the application of the Consolidated Fixed Charge Coverage Ratio covenant in the Credit Agreement for the fiscal quarters ending June 30, 2016, September 30, 2016, and December 31, 2016. As of June 30, 2016, and at all time during the period, the Company was in compliance with all other financial debt covenants.

(in thousands)	As of June 30, 2016	As of December 31, 2015
Term credit facility	$412,937	$460,583
Revolving credit facility	22,000	178,000
6.375% Senior Notes, due August 2020	300,000	300,000
Debt issuance costs	(11,584)	(14,424)

Total debt	723,353	924,159
Less current portion of term credit facility	95,293	95,293
Less current portion of debt issuance costs	(5,095)	(5,583)

Total long-term debt	$633,155	$834,449

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

Debt

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s Senior Notes was $308.3 million and $310.5 million at June 30, 2016 and December 31, 2015, respectively.

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

The Company assesses its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods ended June 30, 2016 and December 31, 2015.

6.	Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the six months ended June 30, 2016 and 2015 totaled 96,350 and 85,659, respectively.

Stock Incentive Plans – 2016 Equity and Performance Incentive Plan

On March 23, 2016, the Company’s Board of Directors (the “Board”) approved the 2016 Equity and Performance Incentive Plan (the “2016 Incentive Plan”). The 2016 Incentive Plan is intended to meet the Company’s objective of balancing stockholder concerns about dilution with the need to provide appropriate incentives to achieve Company performance objectives. The 2016 Incentive Plan was adopted by the stockholders on June 14, 2016. Following the adoption of the 2016 Incentive Plan, the 2005 Equity and Performance Incentive Plan, as amended (the “2005 Incentive Plan”) was terminated. Termination of the 2005 Incentive Plan did not affect any equity awards outstanding under the 2005 Incentive Plan.

The 2016 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, and other awards (“Awards”). Subject to adjustment in certain circumstances, the maximum number of shares of Common Stock that may be issued or transferred in connection with Awards granted under the 2016 Incentive Plan will be the sum of (i) 8,000,000 shares of Common Stock and (ii) any shares of Common Stock that are represented by options previously granted under the Current 2005 Incentive Plan which are forfeited, expire, or are canceled without delivery of Common Stock or which result in the forfeiture or relinquishment of Common Stock back to the Company. To the extent Awards granted under the 2016 Incentive Plan terminate, expire, are canceled without being exercised, are forfeited or lapse for any reason, the shares of Common Stock subject to such Award will again become available for grants under the 2016 Incentive Plan.

The 2016 Incentive Plan expressly prohibits re-pricing stock options and appreciation rights. The 2016 Incentive Plan also, subject to certain limited exceptions, expressly requires a one-year vesting period for all stock options and appreciation rights.

No Participant will receive stock options, stock appreciation rights, restricted stock, restricted stock units and other awards under the 2016 Incentive Plan, during any calendar year, for more than 3,000,000 shares of Common Stock. In addition, no Participant may receive performance shares or performance units having an aggregate value on the date of grant in excess of $9,000,000 during any calendar year. Each of the limits described above may be adjusted equitably to accommodate a change in the capital structure of the Company.

Stock options granted pursuant to the 2016 Incentive Plan are granted at an exercise price not less than the market value per share of the Company’s common stock on the date of the grant. Under the 2016 Incentive Plan, the term of the outstanding options may not exceed ten years nor be less than one year. Vesting of options is determined by the Compensation Committee of the Board of Directors, the administrator of the 2016 Incentive Plan, and can vary based upon the individual award agreements. In addition, outstanding options do not have dividend equivalent rights associated with them under the 2016 Incentive Plan.

The Board may issue or transfer shares of Common Stock to Participants under a restricted stock grant for consideration or no consideration, and subject to restrictions, as determined by the Board. All restricted stock Awards will transfer ownership of such shares of restricted stock to the Participant and entitle the Participant to voting, dividend and other ownership rights, but the Participant’s ownership of the restricted shares shall be subject to substantial risk of forfeiture and restrictions on transfer. The Board may establish conditions under which restrictions will lapse over a period of time based upon the achievement of performance goals or according to such other criteria as the Board deems appropriate (the “Restriction Period”). An Award Agreement for restricted stock Awards may specify any Management Objectives that, if achieved, will result in the termination or early termination of the restrictions on the restricted shares including, without limitation, any minimum acceptable levels of achievement or formulas for determining the number of restricted shares on which the restrictions will terminate.

The Board may award Participants “Performance Shares” or “Performance Units” (collectively, “Performance Awards”) which will become payable to a Participant upon the achievement of specified Management Objectives. Each Award Agreement for Performance Awards will specify: (i) the number of Performance Shares or Performance Units granted; (ii) the period of time established for the Participant to achieve the Management Objectives (the “Performance Period”); (iii) the Management Objectives and a minimum acceptable level of achievement as well as a formula for determining the number of Performance Shares or Performance Units earned if performance is at or above the minimum level but short of full achievement of the Management Objectives; and (iv) any other terms that the Board may deem appropriate.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2015	5,799,076	$14.37
Granted	2,284,500	17.92
Exercised	(691,655)	11.46
Forfeited	(150,567)	19.04

Outstanding as of June 30, 2016	7,241,354	$15.67	7.21	$28,633,811

Exercisable as of June 30, 2016	3,583,017	$12.81	5.24	$24,540,121

As of June 30, 2016, the Company expects that 93.1% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2016 and 2015 was $5.59 and $6.49, respectively. The Company issued treasury shares for the exercise of stock options during the six months ended June 30, 2016 and 2015. The total intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $6.2 million and $10.9 million, respectively.

The fair value of options that do not vest based on the achievement of certain market conditions granted during the six months ended June 30, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Expected life (years)	5.93	5.93
Interest rate	1.2%	1.4%
Volatility	29.7%	32.1%
Dividend yield	—	—

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

During the six months ended June 30, 2016, the Company granted supplemental stock options with three tranches at a grant date fair value of $7.46, $7.06 and $6.50, respectively, per share. These options vest, if at all, based upon (i) tranche one - any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two - any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three - any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with the Company as of the anniversary date in order for the options to vest. The exercise price of the supplemental stock options is the closing market price on the date the awards were granted. In order to determine the grant date fair value of the supplemental stock options, a Monte Carlo simulation model was used. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the following weighted-average assumptions:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Expected life (years)	7.50	7.50
Interest rate	1.6%	1.7%
Volatility	41.6%	41.9%
Dividend yield	—	—

Stock Incentive Plan – Online Resources Corporation (“ORCC”) Stock Incentive Plan, as amended and restated

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2015	21,036	$29.76
Exercised	(4,299)	13.92
Cancelled	(2,529)	41.12

Outstanding as of June 30, 2016	14,208	$32.53	1.89	$—

Exercisable as of June 30, 2016	14,208	$32.53	1.89	$—

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of June 30, 2016 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2015	889,295	$19.13
Granted	1,059,428	17.92
Forfeited	(75,106)	18.83

Nonvested as of June 30, 2016	1,873,617	$18.45

A summary of nonvested restricted share awards (“RSAs”) as of June 30, 2016 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2015	149,262	$22.62
Granted	117,836	20.75
Vested	(107,862)	22.81
Forfeited	(1,981)	18.41

Nonvested as of June 30, 2016	157,255	$21.13

During the six months ended June 30, 2016, 107,862 shares of the RSAs vested. The Company withheld 6,953 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested Performance-Based Restricted Share Awards (“PBRSAs”) as of June 30, 2016 and changes during the period are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2015	938,863	$23.42
Vested	(169,567)	24.41
Forfeited	(38,629)	22.32
Change in attainment for 2015 grants	(18,232)	24.41

Nonvested as of June 30, 2016	712,435	$23.22

During the six months ended June 30, 2016, 169,567 shares of the PBRSAs vested. The Company withheld 56,659 of those shares to pay the employees’ portion of the minimum payroll withholding taxes. In addition, the Company changed the expected attainment on the PBRSAs vesting in June 2016 from 100% to 90.4% based upon actual results of the related performance targets during the first six months of 2016.

Retention Restricted Share Awards

During the six months ended June 30, 2016, pursuant to the Company’s 2005 Incentive Plan, the Company granted Retention Restricted Share Awards (“Retention RSAs”). The Retention RSA awards granted to named executive officers have requisite service period (vesting period) of 1.3 years and vest 50% on July 1, 2016 and 50% on July 1, 2017. Retention RSA awards granted to employees other than named executive officers have a vesting period of 0.8 years and vest 50% on July 1, 2016 and 50% on January 1, 2017. Under each agreement, stock is issued without direct cost to the employee. The Company estimates the fair value of the Retention RSAs based upon the market price of the Company’s stock at the date of grant. The Retention RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period and the participant has voting rotes for each share of common stock. The Company recognizes compensation expense for Retention RSAs on a straight-line basis over the requisite service period.

A summary of nonvested Retention RSAs as of June 30, 2016 and changes during the period are as follows:

Nonvested Retention Restricted Share Awards	Number of Retention Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2015	—	$—
Granted	473,069	17.89
Vested	(533)	17.89
Forfeited	(20,381)	17.89

Nonvested as of June 30, 2016	452,155	$17.89

During the six months ended June 30, 2016, 533 shares of the Retention RSAs vested. The Company withheld 228 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested PAY.ON RSAs as of June 30, 2016 and changes during the period are as follows:

Nonvested PAY.ON Restricted Share Awards	Number of Retention Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2015	476,750	$23.60
Vested	(119,186)	23.60

Nonvested as of June 30, 2016	357,564	$23.60

As of June 30, 2016, there were unrecognized compensation expenses of $16.7 million related to nonvested stock options, $2.9 million related to the nonvested RSAs, $23.5 million related to the LTIP performance shares, $7.5 million related to nonvested PBRSAs, $3.7 million related to nonvested Retention RSAs, which the Company expects to recognize over weighted-average periods of 2.3 years, 1.3 years, 2.5 years, 1.2 years, and 0.6 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended June 30, 2016 and 2015 related to stock options, LTIP performance shares, RSAs, PBRSAs, and the ESPP of $13.1 million and $5.4 million, respectively, with corresponding tax benefits of $4.9 million and $2.0 million, respectively. The Company recorded stock-based compensation expenses for the six months ended June 30, 2016 and 2015 related to stock options, LTIP performance shares, RSAs, PBRSAs, and the ESPP of $22.6 million and $9.3 million, respectively, with corresponding tax benefits of $8.5 million and $3.5 million, respectively. Tax benefits in excess of the option’s grant date fair value are classified as financing cash flows. Estimated forfeiture rates, stratified by employee classification, have been included as part of the Company’s calculations of compensation costs. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period. The Company recognizes compensation costs for stock option awards that vest with service and market-based conditions on a straight-line basis over the longer of the requisite service period or the estimated period to meet the defined market-based condition.

Cash received from option exercises for the six months ended June 30, 2016 and 2015 was $8.0 million and $10.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.3 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively.

7.	Software and Other Intangible Assets

At June 30, 2016, software net book value totaling $197.9 million, net of $172.6 million of accumulated amortization, includes the net book value of software marketed for external sale of $51.8 million. The remaining software net book value of $146.1 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2015, software net book value totaled $237.9 million, net of $158.9 million of accumulated amortization. Included in this amount is software marketed for external sale of $70.1 million. The remaining software net book value of $167.8 million is comprised of various software that has been acquired or developed for internal use.

Amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended June 30, 2016 and 2015 totaled $3.0 million and $3.6 million, respectively. Software for resale amortization expense recorded in the six months ended June 30, 2016 and 2015 totaled $6.3 million and $7.5 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our hosted offerings. Amortization of software for internal use of $11.0 million and $9.1 million for the three months ended June 30, 2016 and 2015, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use of $22.9 million and $17.6 million for the six months ended June 30, 2016 and 2015, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	June 30, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$300,784	$(88,801)	$211,983	$336,075	$(86,585)	$249,490
Trademarks and tradenames	16,387	(10,717)	5,670	18,040	(10,605)	7,435
Purchased Contracts	10,543	(10,543)	—	10,690	(10,690)	—

	$327,714	$(110,061)	$217,653	$364,805	$(107,880)	$256,925

Other intangible assets amortization expense for the three months ended June 30, 2016 and 2015 totaled $5.3 million and $5.7 million, respectively. Other intangible assets amortization expense for the six months ended June 30, 2016 and 2015 totaled $11.1 million and $11.5 million, respectively.

Based on capitalized software and other intangible assets at June 30, 2016, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2016	$27,984	$10,183
2017	49,829	19,368
2018	37,900	18,863
2019	29,864	18,306
2020	24,355	17,416
2021	16,537	16,935
Thereafter	11,392	116,582

Total	$197,861	$217,653

8.	Corporate Restructuring and Other Organizational Changes

2016 Activities

Approximately $0.4 million of termination costs were paid during the first six months of 2016, related to termination expenses recognized during 2015. The Company expects the remaining $0.4 million of the severance liability to be paid over the next 12 months.

During the six months ended June 30, 2016, the Company ceased use of a portion of its leased facility in West Hills, CA, which resulted in additional expense of $2.2 million that was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

2015 Activities

During the six months ended June 30, 2015, the Company reduced its headcount as a part of its integration of its recent acquisitions. In connection with these actions, approximately $1.3 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the six months ended June 30, 2015. The Company paid approximately $2.2 million in restructuring severance costs during the first six months of 2015 related to expenses incurred in 2015 and prior.

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table:

(in thousands)	Severance	Facility Closures	Total

Balance, December 31, 2015	$777	$268	$1,045
Restructuring charges incurred	—	2,216	2,216
Amounts paid during the period	(417)	(93)	(510)
Foreign currency translation	1	—	1

Balance, June 30, 2016	$361	$2,391	$2,752

The $0.4 million for unpaid severance is included in employee compensation and $0.6 million and $1.8 million for unpaid facilities closures is included in other current and noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheets at June 30, 2016.

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

The Company repurchased 3,020,926 shares for $60.1 million under the program during the six months ended June 30, 2016. Under the program to date, the Company has repurchased 40,129,393 shares for approximately $455.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $78.2 million as of June 30, 2016.

10.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Weighted average shares outstanding:
Basic weighted average shares outstanding	115,480	117,109	117,810	116,584
Add: Dilutive effect of stock options	—	1,466	1,213	1,504

Diluted weighted average shares outstanding	115,480	118,575	119,023	118,088

The diluted earnings (loss) per share computation excludes 10.5 million and 5.9 million options to purchase shares, restricted share awards, and contingently issuable shares during the three and six months ended June 30, 2016, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 4.4 million and 4.2 million options to purchase shares and contingently issuable shares during the three and six months ended June 30, 2015, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2016 and December 31, 2015 was 117,249,990 and 119,033,770, respectively.

11.	Other

Other is comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Foreign currency transaction gains (losses)	$2,023	$(4,806)	$1,689	$(1,084)
Realized gain on sale of available-for-sale securities	—	24,465	—	24,465

Total	$2,023	$19,659	$1,689	$23,381

The Company acquired a cost basis investment in Yodlee, Inc. (“Yodlee”) with the acquisition of S1 Corporation (“S1”) in

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

The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Americas - United States	$125,550	$160,754	$258,915	$306,538
Americas - Other	23,710	16,977	46,562	34,943
EMEA	47,575	68,504	97,212	117,888
Asia/Pacific	23,095	19,587	43,307	39,270

	$219,930	$265,822	$445,996	$498,639

Income (loss) before income taxes:
Americas	$(3,199)	$21,569	$146,798	$37,678
EMEA	29,505	33,494	58,932	54,195
Asia/Pacific	11,953	8,315	22,519	18,572
Corporate	(72,175)	(30,502)	(135,832)	(78,261)

	$(33,916)	$32,876	$92,417	$32,184

	June 30, 2016	December 31, 2015
Total assets:
Americas - United States	$1,050,167	$1,182,309
Americas - Other	29,042	33,492
EMEA	609,993	643,275
Asia/Pacific	110,723	116,712

	$1,799,925	$1,975,788

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2016 and 2015. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2016. Aggregate revenues attributable to our customers in the United Kingdom accounted for 12.7% of the Company’s consolidated revenues during the three months ended June 30, 2015. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the six months ended June 30, 2015.

13.	Income Taxes

The effective tax rates for the three and six months ended June 30, 2016 were 50% and 21%, respectively. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2016 were $20.7 million and $27.6 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate; therefore, losses in foreign jurisdictions will increase the Company’s effective tax rate, while earnings in the foreign jurisdictions will reduce the Company’s effective tax rate. The effective tax rate for the three and six months ended June 30, 2016 was reduced by foreign profits taxed at lower rates. The effective tax rate for the six months ended June 30, 2016 was also reduced by a release of $10.1 million valuation allowance previously established against foreign tax credits that are now expected to be fully utilized as a result of the sale of the Community Financial Services assets and liabilities.

The effective tax rates for the three and six months ended June 30, 2015 were 18% and 16%, respectively. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2015 were $12.3 million and $20.0 million, respectively. The effective tax rate for the three months ended June 30, 2015 was reduced by the gain on the sale of the Company’s investment in Yodlee as well as by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates. The effective tax rate for the six months ended June 30, 2015 was reduced by the gain on the sale of the Company’s investment in Yodlee as well as by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates.

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

The amount of unrecognized tax benefits for uncertain tax positions was $22.9 million as of June 30, 2016 and $21.1 million as of December 31, 2015, excluding related liabilities for interest and penalties of $2.1 million and $2.2 million as of June 30, 2016 and December 31, 2015, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.6 million, due to the settlement of various audits and the expiration of statutes of limitation.

14.	Commitments and Contingencies

Legal Proceedings

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagrees with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions, on March 31, 2016, ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI on its counterclaims, and on July 20, 2016 ACI Corp. filed its opening appellant brief. While there necessarily can be no assurance of the result of the litigation, the Company has determined that it does not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, the Company has not accrued for this litigation.

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at June 30, 2016.

15.	Accumulated Other Comprehensive Gain (Loss)

Activity within accumulated other comprehensive gain (loss) for the six months ended June 30, 2016, which consists of foreign currency translation adjustments, were as follows:

Accumulated other comprehensive loss
Balance at December 31, 2015	$(71,576)
Other comprehensive income loss	(2,659)

Balance at June 30, 2016	$(74,235)

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic products, Universal Payments solutions;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	our sale of CFS assets and liabilities to Fiserv, including potential claims arising under the transaction agreement, the transition services agreement or with respect to retained liabilities;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	the appeal of the judgment in excess of $46.5 million against us in the BHMI litigation, for which there is no assurance we will be successful in overturning that judgment;

•	our assessment that we do not have a probable loss with respect to the BHMI litigation and that the amount of any loss cannot be reasonably estimated;

•	risks from potential future litigation;

•	future acquisitions, strategic partnerships and investments;

•	difficulties integrating PAY.ON AG and its subsidiaries (collectively “PAY.ON”), which may cause us to fail to realize anticipated benefits of the acquisition;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	failing to comply with money transmitter rules and regulations;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	being subject to security breaches or viruses;

•	the protection of our intellectual property;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 26, 2016. Results for the three and six months ended June 30, 2016, are not necessarily indicative of results that may be attained in the future.

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

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We also continue to grow centers of expertise in Timisoara, Romania; and Pune and Bangalore, India, as well as key operational centers such as Capetown, South Africa and in multiple locations in the United States.

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

Regulatory Environment

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

For the six months ended June 30, 2016, we recognized a net after-tax gain of $93.7 million on sale of assets to Fiserv. This gain is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of June 30, 2016 and December 31, 2015 (in millions). As a result of the sale of CFS assets and the related customer contracts, 60-month backlog decreased $355.5 million. Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2016	March 31, 2016	December 31, 2015

Americas	$2,794	$2,783	$3,086
EMEA	924	922	898
Asia/Pacific	329	325	318

Total	$4,047	$4,030	$4,302

	June 30, 2016	March 31, 2016	December 31, 2015

Committed	$1,715	$1,744	$1,876
Renewal	2,332	2,286	2,426

Total	$4,047	$4,030	$4,302

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic segment, as of June 30, 2016, March 31, 2016 and December 31, 2015 (in millions). For all periods reported, approximately 80% of our 12-month backlog estimate is committed backlog and approximately 20% of our 12-month backlog estimate is renewal backlog. As a result of the sale of CFS assets and the related customer contracts, 12-month backlog decreased $79.8 million. Dollar amounts reflect currency exchange rates as of each period end.

	June 30, 2016
	Monthly Recurring	Non-Recurring	Total
Americas	$534	$44	$578
EMEA	162	40	202
Asia/Pacific	57	14	71

Total	$753	$98	$851

	March 31, 2016			December 31, 2015
	Monthly Recurring	Non-Recurring	Total	Monthly Recurring	Non-Recurring	Total
Americas	$536	$54	$590	$598	$60	$658
EMEA	164	37	201	160	31	191
Asia/Pacific	56	15	71	54	15	69

Total	$756	$106	$862	$812	$106	$918

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

Three-Month Period Ended June 30, 2016 Compared to the Three-Month Period Ended June 30, 2015

Revenues

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$15,216	7%	$(33,333)	-69%	$48,549	18%
Monthly license fees (MLFs)	18,294	8%	(318)	-2%	18,612	7%

License	33,510	15%	(33,651)	-50%	67,161	25%
Maintenance	60,332	27%	191	0%	60,141	23%
Services	23,823	11%	713	3%	23,110	9%
Hosting	102,265	46%	(13,145)	-11%	115,410	43%

Total revenues	$219,930	100%	$(45,892)	-17%	$265,822	100%

Total revenue for the three months ended June 30, 2016, decreased $45.9 million, or 17%, as compared to the same period in 2015. The decrease is the result of a $33.7 million, or 50%, decrease in license revenue and a $13.1 million, or 11%, decrease in hosting revenue partially offset by a $0.7 million, or 3%, increase in services revenue and a $0.2 million increase in maintenance revenue.

The decrease in total revenue for the three months ended June 30, 2016, as compared to the same period in 2015 was due to a $28.5 million, or 16%, decrease in the Americas reportable segment and a $20.9 million, or 31% decrease in the EMEA reportable segment partially offset by a $3.5 million, or 18%, increase in the Asia/Pacific reportable segment.

The addition of PAY.ON contributed $4.2 million in total revenue for the three months ended June 30, 2016, compared to the same period in 2015, while the CFS divestiture resulted in a decrease in total revenue of $23.6 million. Total revenue was $3.7 million lower for the three months ended June 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the addition of PAY.ON, CFS, and foreign currency, total revenue for the three months ended June 30, 2016, decreased $22.8 million, or 9%, compared to the same period in 2015 primarily due to a decrease in capacity related license revenue of $25.2 million.

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

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue during the three months ended June 30, 2016, as compared to the same period in 2015, decreased $33.3 million, or 69%. Initial license revenue decreased in the Americas and EMEA reportable segments by $9.5 million and $25.0 million, respectively, and was offset by an increase in the Asia/Pacific reportable segment of $1.2 million.

Total initial license revenue was $2.1 million lower for the three months ended June 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total initial license revenue for the three months ended June 30, 2016, decreased $31.2 million, or 64%, compared to the same period in 2015. The decrease in initial license revenue was primarily driven by a decrease in capacity related license revenue of $25.2 million for the three months ended June 30, 2016, as compared to the same period in 2015. The decrease in capacity related license revenue was attributable to the timing and relative size of capacity events compared to the same period in 2015.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue decreased $0.3 million, or 2%, during the three months ended June 30, 2016, as compared to the same period in 2015 with the Americas reportable segment decreasing by $0.9 million, the EMEA reportable segment increasing by $0.6 million, and the Asia/Pacific reportable segment remaining flat.

Total monthly license revenue was $0.2 million lower for the three months ended June 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The CFS divestiture resulted in decreased monthly license revenue of $1.2 million during the three months ended June 30, 2016. Excluding the impact of foreign currency and CFS, total monthly license revenue for the three months ended June 30, 2016, increased $1.0 million, or 5%, compared to the three months ended June 30, 2015.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the three months ended June 30, 2016, as compared to the same period in 2015 increased $0.2 million. Maintenance revenue increased in the EMEA reportable segment by $0.9 million and was partially offset by a decrease in the Americas and Asia/Pacific reportable segments of $0.4 million and $0.3 million, respectively.

Total maintenance revenue was $0.8 million lower for the three months ended June 30, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The CFS divestiture resulted in decreased maintenance revenue of $0.3 million during the three months ended June 30, 2016. Excluding the impact of foreign currency and CFS, total maintenance revenue for the three months ended June 30, 2016, increased $1.3 million, or 2%, compared to the same period in 2015.

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

Services revenue during the three months ended June 30, 2016, as compared to the same period in 2015 increased by $0.7 million, or 3%. Implementation and professional services increased in the Americas and Asia/Pacific reportable segments by $0.6 million and $2.5 million, respectively, partially offset by a $2.4 million decrease in the EMEA reportable segment.

Total services revenue was $0.3 million lower for the three months ended June 30, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The CFS divestiture resulted in decreased services revenue of $1.2 million during the three months ended June 30, 2016. Excluding the impact of foreign currency and CFS, total services revenue for the three months ended June 30, 2016, increased $2.2 million, or 10%, compared to the same period in 2015.

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

Hosting revenue during the three months ended June 30, 2016, as compared to the same period in 2015 decreased $13.1 million, or 11%. The addition of PAY.ON contributed $4.2 million in hosted revenue. The CFS divestiture resulted in decreased hosting revenue of $20.8 million during the three months ended June 30, 2016. Total hosting revenue was $0.3 million lower for the three months ended June 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, total hosting revenue for the three months ended June 30, 2016, increased $3.7 million, or 3%, compared to the same period in 2015, which is primarily attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or increasing processing.

Operating Expenses

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Operating expenses:
Cost of license	$4,610	2%	$(1,329)	-22%	$5,939	2%
Cost of maintenance, services and hosting	110,745	50%	(9,739)	-8%	120,484	45%
Research and development	46,358	21%	6,933	18%	39,425	15%
Selling and marketing	28,743	13%	(2,555)	-8%	31,298	12%
General and administrative	34,437	16%	9,429	38%	25,008	9%
Depreciation and amortization	21,382	10%	1,378	7%	20,004	8%

Total operating expenses	$246,275	112%	$4,117	2%	$242,158	91%

Total operating expenses for the three months ended June 30, 2016, increased $4.1 million, or 2%, as compared to the same period in 2015. In 2016, there were $8.9 million of incremental operating expenses related to PAY.ON and a $22.6 million reduction in operating expenses related to the CFS divestiture. Total operating expenses were $3.1 million lower for the three months ended June 30, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, operating expenses increased $21.0 million, or 10%, in the three months ended June 30, 2016 principally reflecting higher cost of maintenance, services and hosting, higher research and development expenses, and higher general and administrative expenses.

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

Cost of license expense decreased $1.3 million, or 22%, in the three months ended June 30, 2016, compared to the same period in 2015. In 2016, cost of license decreased $0.4 million due to our CFS divestiture and was $0.1 million less due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency cost of license expense decreased $0.8 million primarily due to a decrease in third party royalties.

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

Cost of maintenance, services and hosting decreased $9.7 million, or 8%, in the three months ended June 30, 2016, compared to the same period in 2015. In 2016, there were $1.1 million of incremental cost of maintenance, services and hosting related to the operations of PAY.ON and a $16.1 million decrease as a result of the CFS divestiture. Cost of maintenance, services and hosting was approximately $1.2 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, cost of maintenance, services, and hosting increased $6.5 million in the three months ended June 30, 2016, primarily due to a $2.4 million decrease in net deferred expenses, a $1.4 million increase in personnel and related expenses, $1.5 million increase in interchange processing fees, a $0.7 million increase in signification transaction related expenditures, and a $0.5 million increase in stock-based compensation.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D increased $6.9 million, or 18%, in the three months ended June 30, 2016, compared to the same period in 2015. In 2016, there was $3.7 million of incremental R&D related to the operations of PAY.ON and a decrease of $1.9 million as a result of the CFS divestiture. R&D was approximately $0.6 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, R&D increased $5.8 million in the three months ended June 30, 2016, primarily due to a $3.3 million increase in personnel and related expenses, a $1.7 million increase in stock-based compensation, and a $0.8 million decrease in net deferred expenses.

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

Selling and marketing expense decreased $2.6 million, or 8%, in the three months ended June 30, 2016, compared to the same period in 2015. In 2016, there were $1.0 million of incremental sales and marketing expenses related to the operations of PAY.ON and a decrease of $1.7 million as a result of the CFS divestiture. Sales and marketing expenses were $0.6 million lower for the three months ended June 30, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, sales and marketing expenses decreased $1.2 million in the three months ended June 30, 2016 primarily due to a decrease in overall sales bookings.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense increased $9.4 million, or 38%, in the three months ended June 30, 2016, compared to the same period in 2015. In 2016, there were $0.9 million of incremental operating expenses related to the operations of PAY.ON and a decrease of $1.5 million as a result of the CFS divestiture. General and administrative expenses were approximately $0.5 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, general and administrative expenses increased $10.7 million in the three months ended June 30, 2016, primarily due to a $3.8 million increase in stock-based compensation expense, a $2.9 million increase in significant transaction related expenditures, a $1.7 million increase in professional fees, and a $2.3 million increase in personnel and related expenses.

Depreciation and Amortization

Depreciation and amortization increased $1.4 million, or 7%, in the three months ended June 30, 2016, compared to the same period in 2015. There were $2.2 million of incremental depreciation and amortization related to the operations of PAY.ON and a decrease of $0.9 million due to the CFS divestiture. Excluding the impact of PAY.ON and CFS, depreciation and amortization increased $0.1 million.

Other Income and Expense

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(9,715)	-4%	$790	-8%	$(10,505)	-4%
Interest income	121	0%	63	109%	58	0%
Other, net	2,023	1%	(17,636)	-90%	19,659	7%

Total other income (expense)	$(7,571)	-3%	$(16,783)	-182%	$9,212	3%

Interest expense for the three months ended June 30, 2016 decreased $0.8 million, or 8%, as compared to the same period in 2015 primarily due to lower comparative debt balances during the second quarter of 2016.

Other, net consists of foreign currency gain (loss) and other non-operating items. Foreign currency gain (losses) for the three months ended June 30, 2016 and 2015 were $2.0 million and ($4.8) million, respectively. We realized a $24.5 million gain from the sale of our holdings in Yodlee, Inc. (“Yodlee”) common stock during the three months ended June 30, 2015.

Income Taxes

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Income tax expense (benefit)	$(17,058)	-8%	$(22,883)	NM	$5,825	2%
Effective income tax rate	50%				18%

The effective tax rate for the three months ended June 30, 2016 was 50%. The earnings of our foreign entities for the three months ended June 30, 2016 were $20.7 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended June 30, 2016 was impacted by foreign profits taxed at lower rates and domestic losses taxed at a higher rate.

The effective tax rate for the three months ended June 30, 2015 was 18%. The earnings of our foreign entities for the three months ended June 30, 2015 were $12.3 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended June 30, 2015 was reduced by the gain on the sale of our investment in Yodlee and by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate.

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

Six-Month Period Ended June 30, 2016 Compared to the Six-Month Period Ended June 30, 2015

Revenues

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$35,581	8%	$(33,301)	-48%	$68,882	14%
Monthly license fees (MLFs)	35,352	8%	(2,504)	-7%	37,856	8%

License	70,933	16%	(35,805)	-34%	106,738	21%
Maintenance	117,663	26%	(1,970)	-2%	119,633	24%
Services	43,399	10%	(3,208)	-7%	46,607	9%
Hosting	214,001	48%	(11,660)	-5%	225,661	45%

Total revenues	$445,996	100%	$(52,643)	-11%	$498,639	100%

Total revenue for the six months ended June 30, 2016, decreased $52.6 million, or 11%, as compared to the same period in 2015. The decrease is the result of a $35.8 million, or 34%, decrease in license revenue, a $2.0 million, or 2%, decrease in maintenance revenue, a $3.2 million, or 7%, decrease in services revenue, and an $11.7 million, or 5%, decrease in hosting revenue.

The decrease in total revenue for the six months ended June 30, 2016, as compared to the same period in 2015 was due to a $36.0 million, or 11%, decrease in the Americas reportable segment and a $20.7 million, or 18%, decrease in the EMEA reportable segment partially offset by a $4.0 million, or 10%, increase in the Asia/Pacific reportable segment.

The addition of PAY.ON contributed $8.4 million in total revenue for the six months ended June 30, 2016, compared to the same period in 2015, while the CFS divestiture resulted in a $31.8 million decrease. Total revenue was $7.0 million lower for the six months ended June 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the addition of PAY.ON, CFS, and foreign currency, total revenue for the six months ended June 30, 2016, decreased $22.3 million, or 4%, compared to the same period in 2015 primarily due to a decrease in capacity related license revenue of $25.2 million.

Initial License Revenue

Initial license revenue during the six months ended June 30, 2016, as compared to the same period in 2015, decreased by $33.3 million or 48%. Initial license revenue decreased in the Americas and EMEA reportable segments by $11.9 million and $24.0 million, respectively, and was partially offset by an increase in the Asia/Pacific reportable segment of $2.6 million.

Total initial license revenue was $2.4 million lower for the six months ended June 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total initial license revenue for the six months ended June 30, 2016, decreased $30.9 million, or 45%, compared to the same period in 2015. The decrease in initial license revenue was primarily driven by a decrease in capacity related license revenue of $25.2 million for the six months ended June 30, 2016, as compared to the same period in 2015. The decrease in capacity related license revenue was attributable to the timing and relative size of capacity events compared to the same period in 2015.

Monthly License Revenue

Monthly license revenue decreased $2.5 million, or 7%, during the six months ended June 30, 2016, as compared to the same period in 2015 with the Americas and EMEA reportable segments decreasing by $2.4 million and $0.1 million, respectively, and the Asia/Pacific reportable segment remaining flat.

Total monthly license revenue was $0.4 million lower for the six months ended June 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The CFS divestiture resulted in decreased monthly license revenue of $2.4 million during the six months ended June 30, 2016. Excluding the impact of foreign currency and CFS, total monthly license revenue for the six months ended June 30, 2016, increased $0.3 million, or 1%, compared to the same period in 2015.

Maintenance Revenue

Maintenance revenue during the six months ended June 30, 2016, as compared to the same period in 2015 decreased $2.0 million, or 2%. Maintenance revenue decreased in the EMEA and Asia/Pacific reportable segments by $1.1 million and $0.9 million, respectively, and the Americas reportable segment remaining flat.

Total maintenance revenue was $2.4 million lower for the six months ended June 30, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total maintenance revenue for the six months ended June 30, 2016, increased $0.4 million compared to the same period in 2015.

Services Revenue

Services revenue during the six months ended June 30, 2016, as compared to the same period in 2015 decreased by $3.2 million, or 7%. Implementation and professional services decreased in the Americas and EMEA reportable segments by $0.7 million and $4.7 million, respectively, and increased in the Asia/Pacific reportable segment by $2.3 million.

The CFS divestiture resulted in decreased services revenue of $0.9 million during the six months ended June 30, 2016. Total services revenue was $1.0 million lower for the six months ended June 30, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total services revenue for the six months ended June 30, 2016, decreased $1.3 million, or 3%, compared to the same period in 2015. The Company’s customers continue to transition from on premise to hosted software solutions. Services work performed in relation to the Company’s hosted software solutions is recognized over a longer service period and is classified as hosting.

Hosting Revenue

Hosting revenue during the six months ended June 30, 2016, as compared to the same period in 2015 decreased $11.7 million, or 5%. The addition of PAY.ON contributed $8.4 million in hosted revenue, while the CFS divestiture resulted in decreased hosting revenue of $28.3 million during the six months ended June 30, 2016 compared to the same period in 2015. Total hosting revenue was $0.7 million lower for the six months ended June 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, total hosting revenue for the six months ended June 30, 2016, increased $8.9 million, or 4%, compared to the same period in 2015, which is primarily attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or increasing processing.

Operating Expenses

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Operating expenses:
Cost of license	$10,049	2%	$(1,999)	-17%	$12,048	2%
Cost of maintenance, services and hosting	223,789	50%	(9,708)	-4%	233,497	47%
Research and development	89,876	20%	13,360	17%	76,516	15%
Selling and marketing	58,743	13%	(1,466)	-2%	60,209	12%
General and administrative	60,315	14%	13,732	29%	46,583	9%
Depreciation and amortization	44,590	10%	4,893	12%	39,697	8%

Total operating expenses	$487,362	109%	$18,812	4%	$468,550	94%

Total operating expenses for the six months ended June 30, 2016, increased $18.8 million, or 4%, as compared to the same period of 2015 excluding the gain on sale of CFS assets. In 2016, there were $16.5 million of incremental operating expenses related to the operations of PAY.ON and a decrease of $31.5 million due to the CFS divestiture. Total operating expenses were $7.6 million lower for the six months ended June 30, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, operating expenses increased $41.5 million, or 10%, in the six months ended June 30, 2016 principally reflecting higher cost of maintenance, services and hosting, higher research and development expenses, and higher general and administrative expenses.

Cost of License

Cost of license expense decreased $2.0 million, or 17%, in the six months ended June 30, 2016, compared to the same period in 2015. In 2016, there was a decrease of $0.6 million as a result of the CFS divestiture and $0.2 million less cost of license due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency cost of license decreased $1.3 million primarily due to a decrease in third party royalties.

Cost of Maintenance, Services and Hosting

Cost of maintenance, services and hosting decreased $9.7 million, or 4%, in the six months ended June 30, 2016, compared to the same period in 2015. In 2016, there were $2.1 million of incremental cost of maintenance, services and hosting related to the operations of PAY.ON and a decrease of $22.6 million due to the CFS divestiture. Cost of maintenance, services and hosting was approximately $2.8 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, cost of maintenance, services and hosting increased $13.6 million in the six months ended June 30, 2016, primarily due to a $4.4 million increase in interchange processing fees, a $4.4 million decrease in net deferred expenses, a $3.4 million increase in personnel and related expenses, a $0.7 million increase in significant transaction related expenditures, and a $0.7 million increase in stock-based compensation.

Research and Development

R&D increased $13.4 million, or 17%, in the six months ended June 30, 2016, compared to the same period in 2015. In 2016, there were $6.6 million of incremental R&D related to the operations of PAY.ON and a decrease of $2.5 million due to the CFS divestiture. R&D was approximately $1.4 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, R&D increased $10.6 million in the six months ended June 30, 2016, primarily due to a $6.4 million increase in personnel and related expenses, a $2.7 million increase in stock-based compensation, and a $1.5 million decrease in net deferred expenses.

Selling and Marketing

Selling and marketing expense decreased $1.5 million, or 2%, in the six months ended June 30, 2016, compared to the same period in 2015. In 2016, there were $1.9 million of incremental sales and marketing expenses related to the operations of PAY.ON and a decrease of $2.6 million due to the CFS divestiture. Sales and marketing expenses were $1.7 million lower for the six months ended June 30, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, sales and marketing expenses increased $0.9 million in the six months ended June 30, 2016 primarily due to increased personnel and related expenses.

General and Administrative

General and administrative expense increased $13.7 million, or 29%, in the six months ended June 30, 2016, compared to the same period in 2015. In 2016, there were $1.5 million of incremental operating expenses related to the operations of PAY.ON and a decrease of $2.0 million due to the CFS divestiture. General and administrative expenses were approximately $1.2 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, general and administrative expenses increased $15.5 million in the six months ended June 30, 2016, primarily due to a $6.6 million increase in stock-based compensation expense, a $3.9 million increase in signification transaction related expenditures, a $2.7 million increase in professional fees, and a $2.3 million increase in personnel and related expenses.

Gain on Sale of CFS Assets

On March 3, 2016, the Company completed the sale of its CFS related assets and liabilities to Fiserv, Inc. (“Fiserv”) for $200.0 million and recognized a pre-tax gain of $152.0 million.

Depreciation and Amortization

Depreciation and amortization increased $4.9 million, or 12%, in the six months ended June 30, 2016, compared to the same period in 2015. There were $4.3 million of incremental depreciation and amortization related to the operations of PAY.ON and a decrease of $1.2 million due to the CFS divestiture. Depreciation and amortization was approximately $0.4 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, depreciation and amortization increased $2.2 million due to an increase in capital expenditures during the past year.

Other Income and Expense

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(20,129)	-5%	$1,317	-6%	$(21,446)	-4%
Interest income	271	0%	111	69%	160	0%
Other, net	1,689	0%	(21,692)	-93%	23,381	5%

Total other income (expense)	$(18,169)	-4%	$(20,264)	-967%	$2,095	0%

Interest expense for the six months ended June 30, 2016 decreased $1.3 million, or 6%, as compared to the same period in 2015 primarily due to lower comparative debt balances during 2016.

Other, net consists of foreign currency gain (loss) and other non-operating items. Foreign currency gain (losses) for the six months ended June 30, 2016 and 2015 were $1.7 million and $(1.1) million, respectively. We realized a $24.5 million gain from the sale of our holdings in Yodlee common stock during the six months ended June 30, 2015.

Income Taxes

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Income tax expense	$19,791	4%	$14,496	274%	$5,295	1%
Effective income tax rate	21%				16%

The effective tax rate for the six months ended June 30, 2016 was 21%. The earnings of our foreign entities for the six months ended June 30, 2016 were $27.6 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the six months ended June 30, 2016 was reduced by foreign profits taxed at lower rates. The effective tax rate was also reduced by a release of $10.1 million in the valuation allowance previously established against foreign tax credits that are now expected to be fully utilized as a result of the sale of the CFS assets and liabilities.

The effective tax rate for the six months ended June 30, 2015 was 16%. The earnings of our foreign entities for the six months ended June 30, 2015 were $20.0 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the six months ended June 30, 2015 was reduced by the gain on the sale of our investment in Yodlee and by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at a higher rate, partially offset by losses in other foreign jurisdictions taxed at lower rates.

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

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Americas	$149,260	$177,731	$305,477	$341,481
EMEA	47,575	68,504	97,212	117,888
Asia/Pacific	23,095	19,587	43,307	39,270

	$219,930	$265,822	$445,996	$498,639

Income (loss) before income taxes:
Americas	$(3,199)	$21,569	$146,798	$37,678
EMEA	29,505	33,494	58,932	54,195
Asia/Pacific	11,953	8,315	22,519	18,572
Corporate	(72,175)	(30,502)	(135,832)	(78,261)

	$(33,916)	$32,876	$92,417	$32,184

Reportable segment results are impacted by both direct expenses and allocated shared function costs such as global product development, global customer operations, and global product management. Shared function costs are allocated to the reportable segments as a percentage of revenue or as a percentage of headcount. All administrative costs that are not directly attributable or able to be allocated to a geographic segment are included in the corporate line item.

The decrease in revenue during the three months ended June 30, 2016 is primarily due to a decrease in capacity related license revenue of $25.2 million and the CFS divestiture which resulted in a decrease in revenue of $23.6 million. The Americas loss before income taxes is due to an increase in interchange fees, stock compensation expense and other personnel related expense. The decrease in EMEA’s income before income taxes is primarily due to the decrease in revenue. Asia/Pacific’s increase in income before income taxes is primarily due to the increase in revenue. The increase in the Corporate loss before income taxes is due to the $24.5 million gain on the sale of Yodlee stock recognized in 2015 that did not repeat in 2016 as well as significant transaction related expenses of approximately $8.2 million and $4.8 million during the three months ended June 30, 2016 and 2015, respectively, increased stock compensation expense, and other professional fees.

The decrease in revenue during the six months ended June 30, 2016 is primarily due to a decrease in capacity related license revenue of $25.2 million and the CFS divestiture which resulted in a decrease in revenue of $31.8 million. The CFS divestiture resulted in a pre-tax gain of approximately $152.0 million in the Americas segment. The increase in the Corporate loss before income taxes is due to the $24.5 million gain on the sale of Yodlee stock recognized in 2015 that did not repeat in 2016 as well as having incurred significant transaction related expenses of approximately $12.2 million during the six months ended June 30, 2016 compared to $7.7 million during the same period in 2015, increased stock compensation expense and other professional fees.

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

As of June 30, 2016, we had $52.5 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of June 30, 2016, $45.1 million of the $52.5 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated (amounts in thousands).

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used by):
Operating activities	$56,868	$49,933
Investing activities	159,888	6,407
Financing activities	(265,172)	(81,308)

Net cash flows provided by operating activities for the six months ended June 30, 2016 amounted to $56.9 million as compared to $49.9 million during the same period in 2015. The comparative period increase was primarily due to the timing of payments and cash collections from customers during the first six months of 2016 compared to the same period in 2015. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During the first six months of 2016, we received proceeds of $200.0 million from the sale of the CFS related assets. In addition, we used cash of $33.1 million to purchase software, property and equipment as compared to $21.9 million during the same period in 2015. We received proceeds of $35.3 million on our sale of our holdings in Yodlee common stock during the first six months of 2015.

During the six months ended June 30, 2016, we used the proceeds from the CFS divestiture to partially fund the repayment of $156.0 million on the revolver portion of the Credit Facility and $47.6 million of the term portion of the Credit Facility. We used $60.1 million to repurchase shares of our common stock during the first six months of 2016. In addition, during the first six months of 2016, we received proceeds of $10.2 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used less than $1.4 million for the repurchase of restricted stock for tax withholdings. During the six months ended June 30, 2015, we repaid a net $44.0 million on the revolver portion of the Credit Facility and $39.7 million of the term portion of the Credit Facility. In addition, during the first six months of 2015, we received proceeds of $16.6 million, including corresponding excess tax benefits, from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $4.0 million for the repurchase of restricted stock and performance shares for tax withholdings.

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

Debt

As of June 30, 2016, we had $22.0 million and $412.9 million outstanding under our Revolving Credit Facility and Term Credit Facility, respectively, with up to $203.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. On June 30, 2016, the Company requested and obtained a waiver to the application of the Consolidated Fixed Charge Coverage Ratio covenant in the Credit Agreement for the fiscal quarters ending June 30, 2016, September 30, 2016, and December 31, 2016. As of June 30, 2016, and at all time during the period, the Company was in compliance with all other financial debt covenants. The interest rate in effect at June 30, 2016 was 2.72%.

On February 29, 2016, we entered into a six-month standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $25.0 million. The Letter of Credit automatically renewed on June 15, 2016. At any time we may request to close the Letter of Credit. The Letter of Credit reduces the maximum available borrowings under our Revolving Credit Facility to $225.0 million. Upon expiration of the Letter of Credit, maximum borrowings will return to $250.0 million.

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

The Company repurchased 3,020,926 shares for $60.1 million under the program during the six months ended June 30, 2016. Under the program to date, the Company has repurchased 40,129,393 shares for approximately $455.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $78.2 million as of June 30, 2016.

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

Contractual Obligations and Commercial Commitments

For the six months ended June 30, 2016, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2015.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at June 30, 2016 is $22.9 million.

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

During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed on February 26, 2016, for a more complete discussion of our critical accounting policies and estimates.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2016. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2016, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.01 million annually.

We had approximately $734.9 million of debt outstanding at June 30, 2016 with $300.0 million in Senior Notes and $434.9 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.72% at June 30, 2016. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.2 million.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended June 30, 2016, and determined that except for the change discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. See Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements for a discussion of legal proceedings.

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagrees with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions, on March 31, 2016, ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI on its counterclaims, and on July 20, 2016 ACI Corp. filed its appellant brief. While there necessarily can be no assurance of the result of the litigation, the Company has determined that it does not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, the Company has not accrued for this litigation.

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

On January 5, 2016, following a jury verdict that was returned against ACI Worldwide Corp., one of our subsidiaries, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7million for attorney fees and costs. On March 31, 2016 we perfected our appeal of the dismissal of our claims against BHMI and the judgment against us. However, there can be no assurance that we will be successful on appeal and that we will be able to overturn the judgment. There can further be no assurance that we will be successful in any new trial of the disputes in this litigation.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2016 through April 30, 2016	178,760		$20.71	178,760	$78,235,000
May 1, 2016 through May 31, 2016	—		—	—	78,235,000
June 1, 2016 through June 30, 2016	64,801	(1)	21.70	—	78,235,000

Total	243,561		$21.00	178,760

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended June 30, 2016, 272,324 shares of the RSAs vested. We withheld 64,801 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80 million of our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Our Board of Directors approved an increase of $30 million, $100 million, and $52.1 million to the stock repurchase program in May 2006, March 2007 and February 2012, respectively, bringing the total of the approved program to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100 million for stock repurchases. On February 24, 2014, our Board of Directors approved an additional $100 million for the stock repurchase program. Approximately $78.2 million remains available at June 30, 2016. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.01(4)	ACI Worldwide, Inc. 2016 Equity and Performance Incentive Plan

10.02	Form of 2016 Supplemental Performance Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.03	Form of 2016 Supplemental Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.04	Form of 2016 Performance Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.05	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.06	Form of 2016 Restricted Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.07	Form of 2016 Restricted Share Award Agreement – Nonemployee Director for the Company’s 2016 Equity and Performance Incentive Plan

10.08(5)	Form of Change-in-Control Employment Agreement

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 20, 2016.
(5)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed June 20, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: July 28, 2016	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

10.01(4)	ACI Worldwide, Inc. 2016 Equity and Performance Incentive Plan

10.02	Form of 2016 Supplemental Performance Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.03	Form of 2016 Supplemental Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.04	Form of 2016 Performance Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.05	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.06	Form of 2016 Restricted Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.07	Form of 2016 Restricted Share Award Agreement – Nonemployee Director for the Company’s 2016 Equity and Performance Incentive Plan

10.08(5)	Form of Change-in-Control Employment Agreement

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 20, 2016.
(5)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed June 20, 2016.