Form 10-Q
period 2016-09-30
ACI WORLDWIDE, INC.
filed 2016-11-03
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-25346

ACI WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0772104 (I.R.S. Employer Identification No.)

3520 Kraft Rd, Suite 300 Naples, FL 34105 (Address of principal executive offices, including zip code)	(239) 403-4600 (Registrant’s telephone number, including area code)

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

As of October 31, 2016, there were 117,289,225 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$50,912	$102,239
Receivables, net of allowances of $3,829 and $5,045, respectively	159,409	219,116
Recoverable income taxes	5,318	12,048
Prepaid expenses	28,825	27,461
Other current assets	18,304	21,637

Total current assets	262,768	382,501

Noncurrent assets
Property and equipment, net	78,894	60,630
Software, net	188,743	237,941
Goodwill	915,857	913,261
Intangible assets, net	212,393	256,925
Deferred income taxes, net	99,365	90,872
Other noncurrent assets	44,166	33,658

TOTAL ASSETS	$1,802,186	$1,975,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,124	$55,420
Employee compensation	48,647	31,213
Current portion of long-term debt	90,270	89,710
Deferred revenue	116,990	128,559
Income taxes payable	3,113	4,734
Other current liabilities	55,079	75,225

Total current liabilities	352,223	384,861

Noncurrent liabilities
Deferred revenue	40,720	42,081
Long-term debt	652,387	834,449
Deferred income taxes, net	24,055	28,067
Other noncurrent liabilities	38,039	31,930

Total liabilities	1,107,424	1,321,388

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2016 and December 31, 2015	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2016 and December 31, 2015	702	702
Additional paid-in capital	590,009	561,379
Retained earnings	479,040	416,851

Treasury stock, at cost, 23,247,854 and 21,491,285 shares at September 30, 2016 and December 31, 2015, respectively	(298,526)	(252,956)
Accumulated other comprehensive loss	(76,463)	(71,576)

Total stockholders’ equity	694,762	654,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,802,186	$1,975,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
License	$43,256	$50,237	$114,189	$156,975
Maintenance	57,741	59,262	175,404	178,895
Services	19,809	25,842	63,208	72,449
Hosting	96,169	103,360	310,170	329,021

Total revenues	216,975	238,701	662,971	737,340

Operating expenses
Cost of license (1)	5,253	5,387	15,302	17,435
Cost of maintenance, services and hosting (1)	95,014	104,272	318,783	337,769
Research and development	42,210	36,123	132,235	112,639
Selling and marketing	29,874	28,451	88,661	88,660
General and administrative	31,390	20,284	91,978	66,867
Gain on sale of CFS assets	489	—	(151,463)	—
Depreciation and amortization	22,098	20,298	66,688	59,995

Total operating expenses	226,328	214,815	562,184	683,365

Operating income (loss)	(9,353)	23,886	100,787	53,975

Other income (expense)
Interest expense	(9,838)	(9,728)	(29,967)	(31,174)
Interest income	145	94	416	254
Other	2,794	4,314	4,483	27,695

Total other income (expense)	(6,899)	(5,320)	(25,068)	(3,225)

Income (loss) before income taxes	(16,252)	18,566	75,719	50,750
Income tax expense (benefit)	(6,426)	3,786	12,875	9,081

Net income (loss)	$(9,826)	$14,780	$62,844	$41,669

Earnings (loss) per common share
Basic	$(0.08)	$0.13	$0.53	$0.36
Diluted	$(0.08)	$0.12	$0.53	$0.35

Weighted average common shares outstanding
Basic	116,118	117,922	117,606	117,035
Diluted	116,118	119,304	118,971	118,498

(1)	The cost of software license fees excludes charges for depreciation but includes amortization of purchased and developed software for resale. The cost of maintenance, services and hosting fees excludes charges for depreciation.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(9,826)	$14,780	$62,844	$41,669

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	1,488
Reclassification of unrealized gain to realized gain on available-for-sale securities	—	—	—	(24,465)
Foreign currency translation adjustments	(2,228)	(16,822)	(4,887)	(25,360)

Total other comprehensive loss	(2,228)	(16,822)	(4,887)	(48,337)

Comprehensive income (loss)	$(12,054)	$(2,042)	$57,957	$(6,668)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$62,844	$41,669
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	16,130	15,919
Amortization	59,708	54,929
Amortization of deferred debt issuance costs	4,198	4,754
Deferred income taxes	(1,561)	3,773
Stock-based compensation expense	33,812	10,050
Gain on sale of available-for-sale securities	—	(24,465)
Gain on sale of CFS assets	(151,463)	—
Other, net	(407)	2,467
Changes in operating assets and liabilities, net of impact of acquisitions and divestiture:
Receivables	34,784	31,566
Accounts payable	(15,898)	(5,441)
Accrued employee compensation	18,260	7,141
Current income taxes	5,691	(8,080)
Deferred revenue	3,663	(4,813)
Other current and noncurrent assets and liabilities	(4,905)	(5,626)

Net cash flows from operating activities	64,856	123,843

Cash flows from investing activities:
Purchases of property and equipment	(34,429)	(19,546)
Purchases of software and distribution rights	(19,211)	(12,017)
Proceeds from sale of available-for-sale equity securities	—	35,311
Proceeds from sale of CFS assets	199,481	—
Other	(7,000)	(7,000)

Net cash flows from investing activities	138,841	(3,252)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,395	2,298
Proceeds from exercises of stock options	8,749	11,554
Repurchases of common stock	(60,089)	—
Repurchase of restricted stock and performance shares for tax withholdings	(2,975)	(4,553)
Proceeds from revolving credit facility	52,000	112,000
Repayment of revolving credit facility	(166,000)	(156,000)
Repayment of term portion of credit agreement	(71,470)	(63,530)
Payments on other debt	(13,538)	(11,785)
Payment for debt issuance costs	(370)	—

Net cash flows from financing activities	(251,298)	(110,016)

Effect of exchange rate fluctuations on cash	(3,726)	(7,019)

Net increase (decrease) in cash and cash equivalents	(51,327)	3,556
Cash and cash equivalents, beginning of period	102,239	77,301

Cash and cash equivalents, end of period	$50,912	$80,857

Supplemental cash flow information
Income taxes paid, net	$11,986	$17,169
Interest paid	$31,107	$31,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, “ACI” or the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 26, 2016. Results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be attained in the future.

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

Receivables, net

Receivables represent amounts billed and amounts earned that are to be billed in the near future. Included in accrued receivables are services and software hosting revenues earned in the current period but billed in the following period as well as license revenues that are determined to be fixed or determinable but billed in future periods.

(in thousands)	September 30, 2016	December 31, 2015
Billed Receivables	$139,671	$192,045
Allowance for doubtful accounts	(3,829)	(5,045)

Billed, net	135,842	187,000
Accrued Receivables	23,567	32,116

Receivables, net	$159,409	$219,116

Other Current Assets and Other Current Liabilities

(in thousands)	September 30, 2016	December 31, 2015
Settlement deposits	$4,713	$5,357
Settlement receivables	2,847	7,961
Other	10,744	8,319

Total other current assets	$18,304	$21,637

(in thousands)	September 30, 2016	December 31, 2015
Settlement payables	$6,547	$11,250
Accrued interest	2,651	7,501
Vendor financed licenses	9,385	15,723
Royalties payable	6,652	4,910
Other	29,844	35,841

Total other current liabilities	$55,079	$75,225

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2016 and December 31, 2015 were $254.6 million and $260.2 million, respectively.

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the nine months ended September 30, 2016 were as follows:

(in thousands)	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2015	$524,573	$376,827	$59,293	$960,693
Total impairment prior to December 31, 2015	(47,432)	—	—	(47,432)

Balance, December 31, 2015	477,141	376,827	59,293	913,261
Goodwill from acquisitions (1)	—	665	—	665
Foreign currency translation adjustments	553	(1,062)	2,440	1,931

Balance, September 30, 2016	$477,694	$376,430	$61,733	$915,857

(1)	Goodwill from acquisitions relates to adjustments in the goodwill recorded for the acquisition of PAY.ON AG and its subsidiaries (collectively “PAY.ON”) as discussed in Note 2, Acquisitions. The purchase price allocation for PAY.ON is preliminary as of September 30, 2016 and accordingly is subject to future changes during the maximum one-year measurement period.

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

This allocation methodology has been applied to the following amounts included in revenues in the condensed consolidated statements of operations from arrangements for which VSOE of fair value does not exist for each undelivered element:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
License	$1,732	$1,885	$5,127	$5,810
Maintenance	840	923	2,637	2,738
Services	61	55	199	289

Total	$2,633	$2,863	$7,963	$8,837

New Accounting Standards Recently Adopted

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, related to a customer’s accounting for fees paid in a cloud computing arrangement. The new guidance requires that management evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. ASU 2015-05 applies the same guidance cloud service providers use to make this determination and also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 and provides the option of applying the guidance prospectively to all arrangements entered into or materially modified after the effective date or on a retrospective basis. The Company has adopted ASU 2015-05 as of January 1, 2016 and applied prospectively. The adoption of this standard update did not have a material impact on the Company’s financial position, results of operations, or cash flow as of September 30, 2016.

In September 2015, the FASB issued ASU 2015-16, Business Combinations. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The Company has adopted ASU 2015-16 prospectively as of January 1, 2016. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flow as of September 30, 2016.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes accounting for certain aspects of employee share-based payments. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt these amendments in the third quarter of 2016, which requires it to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.

Stock-based compensation excess tax benefit or deficiencies are now reflected in the condensed consolidated statement of operations as a component of the provision for income taxes (benefit), whereas they were previously recognized in equity. This amendment and additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on retained earnings.

The condensed consolidated statements of cash flows now present excess tax benefits as an operating activity. The Company has elected the retrospective transition method and as a result the condensed consolidated statement of cash flows for the nine months ended September 31, 2015 was adjusted as follows: a $4.9 million increase to net cash provided by operating activities and a $4.9 million increase to net cash used in financing activities. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented since the Company has historically presented them as a financing activity.

The Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. Under the modified retrospective transition method, the Company has recognized a cumulative-effect reduction to retained earnings of $0.7 million as of January 1, 2016, net of tax of $0.4 million.

Recently Issued Accounting Standards Not Yet Effective

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, an update that addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among the cash flow matters addressed in the update are payments for costs related to debt prepayments or extinguishments, payments related to settlement of certain types of debt instruments, payments of contingent consideration made after a business combination, proceeds from insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees, among others. The standard is effective for fiscal beginning after December 31, 2017, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period, and all of the amendments must be adopted together in the same period. The amendments will be applied using a retrospective transition method to each period presented, unless impracticable for specific cash flow matters, in which case the amendments would be applied prospectively as of the earliest date practicable. The Company is currently assessing the impact of ASU 2016-15 on its consolidated statement of cash flows.

2. Acquisitions

PAY.ON

On November 4, 2015, the Company completed the acquisition of PAY.ON for $186.4 million in cash and stock. PAY.ON is a leader in eCommerce payments gateway solutions to payment service providers globally. PAY.ON’s advanced Software as a Service (“SaaS”) based solution complements and strengthens the Company’s Merchant Retail Omni-Channel Universal Payments offerings. The combined entities provide customers the ability to deliver a seamless omni-channel customer payment experience in store, mobile, and online.

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

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The allocation of the purchase price is based upon certain external valuations and other analyses that have not been completed as of the date of this filing, including but not limited to certain accruals and tax matters. Accordingly, the purchase price allocation is considered preliminary and is subject to future adjustments during the maximum one-year measurement period.

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

PAY.ON contributed approximately $3.8 million and $12.2 million in revenue and an operating loss of $4.2 million and $12.2 million for the three and nine months ended September 30, 2016. Certain revenue and expenses have been estimated that are no longer separately identifiable due to integration activities. The consideration paid by the Company to complete the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of September 30, 2016. The purchase price allocation for PAY.ON is considered preliminary and is subject to completion of valuations and other analyses.

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

3. Divestiture

Community Financial Services

On March 3, 2016, the Company completed the sale of its Community Financial Services (“CFS”) related assets and liabilities, a part of the Americas segment, to Fiserv, Inc. (“Fiserv”) for $200.0 million. The sale of CFS, which was not strategic to the Company’s long-term strategy, is part of the Company’s ongoing efforts to expand as a provider of software products and SaaS-based solutions facilitating real-time electronic and eCommerce payments for large financial institutions, intermediaries, retailers, and billers worldwide. The sale included employee agreements and customer contracts as well as technology assets and intellectual property.

For the nine months ended September 30, 2016, the Company recognized a net after-tax gain of $93.4 million on the sale of assets to Fiserv. This gain includes final post-closing adjustments pursuant to the definitive transaction agreement of $0.5 million recognized during the three months ended September 30, 2016.

The Company and Fiserv have also entered into a Transition Services Agreement (“TSA”), whereby the Company will continue to perform certain functions on Fiserv’s behalf during a migration period not to exceed 18 months. The TSA is meant to reimburse the Company for direct costs incurred in order to provide such functions, which are no longer generating revenue for the Company.

4. Debt

As of September 30, 2016, the Company had $64.0 million, $389.1 million, and $300.0 million outstanding under its Revolving Credit Facility, Term Credit Facility, and Senior Notes, respectively, with up to $161.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $25.0 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR based rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Revolving Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.50% to 1.50% with respect to base rate borrowings and between 1.50% and 2.50% with respect to LIBOR based borrowings. Interest is due and payable monthly. The interest rate in effect at September 30, 2016 for the Credit Facility was 3.03%.

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

Maturities on long-term debt outstanding at September 30, 2016 are as follows:

Fiscal year ending December 31,
(in thousands)
2016	$23,823
2017	95,293
2018	333,997
2019	—
2020	300,000

Total	$753,113

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. On June 30, 2016, the Company requested and obtained a waiver to the application of the Consolidated Fixed Charge Coverage Ratio covenant in the Credit Agreement for the fiscal quarters ending June 30, 2016, September 30, 2016, and December 31, 2016. On November 2, 2016, the Company obtained an amendment to increase the Consolidated Net Leverage Ratio covenant in the Credit Agreement from 3.75 to 4.00 for the fiscal quarter ended September 30, 2016. As of September 30, 2016, and at all times during the period, the Company was in compliance with all other financial debt covenants.

(in thousands)	As of September 30, 2016	As of December 31, 2015
Term credit facility	$389,113	$460,583
Revolving credit facility	64,000	178,000
6.375% Senior Notes, due August 2020	300,000	300,000
Debt issuance costs	(10,456)	(14,424)

Total debt	742,657	924,159
Less current portion of term credit facility	95,293	95,293
Less current portion of debt issuance costs	(5,023)	(5,583)

Total long-term debt	$652,387	$834,449

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

Debt

The fair value of our Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s Senior Notes was $309.8 million and $310.5 million at September 30, 2016 and December 31, 2015, respectively.

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

The Company assesses its classifications within the fair value hierarchy at each reporting period. There were no transfers between any levels of the fair value hierarchy during the periods ended September 30, 2016 and December 31, 2015.

6. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2016 and 2015 totaled 141,484 and 123,866, respectively.

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

No eligible person selected by the Board to receive awards (“Participant”) will receive stock options, stock appreciation rights, restricted stock, restricted stock units and other awards under the 2016 Incentive Plan, during any calendar year, for more than 3,000,000 shares of Common Stock. In addition, no Participant may receive performance shares or performance units having an aggregate value on the date of grant in excess of $9,000,000 during any calendar year. Each of the limits described above may be adjusted equitably to accommodate a change in the capital structure of the Company.

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

The Board may award Participants “Performance Shares” or “Performance Units” (collectively, “Performance Awards”) which will become payable to a Participant upon the achievement of specified “Management Objectives”, which are measurable objectives established for Participants. Each Award Agreement for Performance Awards will specify: (i) the number of Performance Shares or Performance Units granted; (ii) the period of time established for the Participant to achieve the Management Objectives (the “Performance Period”); (iii) the Management Objectives and a minimum acceptable level of achievement as well as a formula for determining the number of Performance Shares or Performance Units earned if performance is at or above the minimum level but short of full achievement of the Management Objectives; and (iv) any other terms that the Board may deem appropriate.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2015	5,799,076	$14.37
Granted	2,284,500	17.92
Exercised	(754,619)	11.51
Forfeited	(351,625)	18.84

Outstanding as of September 30, 2016	6,977,332	$15.61	6.77	$27,141,346

Exercisable as of September 30, 2016	3,504,839	$12.78	4.88	$23,679,548

As of September 30, 2016, the Company expects that 93.3% of the options will vest over the vesting period.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was $5.59 and $6.49, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2016 and 2015. The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $6.7 million and $12.1 million, respectively.

The fair value of options that do not vest based on the achievement of certain market conditions granted during the nine months ended September 30, 2016 and 2015 were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Expected life (years)	5.93	5.93
Interest rate	1.2%	1.4%
Volatility	29.7%	32.1%
Dividend yield	—	—

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

During the nine months ended September 30, 2016, the Company granted supplemental stock options with three tranches at a grant date fair value of $7.46, $7.06 and $6.50, respectively, per share. These options vest, if at all, based upon (i) tranche one - any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two - any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three - any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with the Company as of the anniversary date in order for the options to vest. The exercise price of the supplemental stock options is the closing market price on the date the awards were granted. In order to determine the grant date fair value of the supplemental stock options, a Monte Carlo simulation model was used.

With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Expected life (years)	7.50	7.50
Interest rate	1.6%	1.7%
Volatility	41.6%	41.9%
Dividend yield	—	—

Stock Incentive Plan – Online Resources Corporation (“ORCC”) Stock Incentive Plan, as amended and restated

A summary of transaction stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2015	21,036	$29.76
Exercised	(4,299)	13.92
Cancelled	(2,634)	40.51

Outstanding as of September 30, 2016	14,103	$32.58	1.64	$—

Exercisable as of September 30, 2016	14,103	$32.58	1.64	$—

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of September 30, 2016 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2015	889,295	$19.13
Granted	1,059,428	17.92
Forfeited	(152,746)	18.64

Nonvested as of September 30, 2016	1,795,977	$18.46

A summary of nonvested restricted share awards (“RSAs”) as of September 30, 2016 and changes during the period are as follows:

	Number of
	Restricted	Weighted-Average Grant
Nonvested Restricted Share Awards	Share Awards	Date Fair Value
Nonvested as of December 31, 2015	149,262	$22.62
Granted	148,322	20.19
Vested	(114,219)	22.64
Forfeited	(11,257)	21.01

Nonvested as of September 30, 2016	172,108	$20.62

During the nine months ended September 30, 2016, 114,219 shares of the RSAs vested. The Company withheld 9,062 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested Performance-Based Restricted Share Awards (“PBRSAs”) as of September 30, 2016 and changes during the period are as follows:

	Number of
	Performance-Based
	Restricted	Weighted-Average Grant
Nonvested Performance-Based Restricted Share Awards	Share Awards	Date Fair Value
Nonvested as of December 31, 2015	938,863	$23.42
Vested	(169,567)	24.41
Forfeited	(48,081)	22.23
Change in attainment for 2015 grants	(18,232)	24.41

Nonvested as of September 30, 2016	702,983	$23.23

During the nine months ended September 30, 2016, 169,567 shares of the PBRSAs vested. The Company withheld 59,659 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Retention Restricted Share Awards

During the nine months ended September 30, 2016, pursuant to the Company’s 2005 Incentive Plan, the Company granted Retention Restricted Share Awards (“Retention RSAs”). The Retention RSA awards granted to named executive officers have a requisite service period (vesting period) of 1.3 years and vest 50% on July 1, 2016 and 50% on July 1, 2017. Retention RSA awards granted to employees other than named executive officers have a vesting period of 0.8 years and vest 50% on July 1, 2016 and 50% on January 1, 2017. Under each agreement, stock is issued without direct cost to the employee. The Company estimates the fair value of the Retention RSAs based upon the market price of the Company’s stock at the date of grant. The Retention RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for Retention RSAs on a straight-line basis over the requisite service period.

A summary of nonvested Retention RSAs as of September 30, 2016 and changes during the period are as follows:

	Number of
	Retention Restricted	Weighted-Average Grant
Nonvested Retention Restricted Share Awards	Share Awards	Date Fair Value
Nonvested as of December 31, 2015	—	$—
Granted	473,069	17.89
Vested	(226,526)	17.89
Forfeited	(34,724)	17.89

Nonvested as of September 30, 2016	211,819	$17.89

During the nine months ended September 30, 2016, 226,526 shares of the Retention RSAs vested. The Company withheld 76,421 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested PAY.ON RSAs as of September 30, 2016 and changes during the period are as follows:

	Number of
	Retention Restricted	Weighted-Average Grant
Nonvested PAY.ON Restricted Share Awards	Share Awards	Date Fair Value
Nonvested as of December 31, 2015	476,750	$23.60
Vested	(119,186)	23.60

Nonvested as of September 30, 2016	357,564	$23.60

As of September 30, 2016, there were unrecognized compensation expenses of $14.6 million related to nonvested stock options, $2.7 million related to the nonvested RSAs, $21.3 million related to the LTIP performance shares, $5.5 million related to nonvested PBRSAs, $2.1 million related to nonvested Retention RSAs, which the Company expects to recognize over weighted-average periods of 2.1 years, 1.4 years, 2.2 years, 1.1 years, and 0.4 years, respectively.

The Company recorded stock-based compensation expenses for the three months ended September 30, 2016 and 2015 related to stock options, LTIP performance shares, RSAs, PBRSAs, and the ESPP of $10.8 million and $0.8 million, respectively, with corresponding tax benefits of $4.1 million and $0.3 million, respectively. The Company recorded stock-based compensation expenses for the nine months ended September 30, 2016 and 2015 related to stock options, LTIP performance shares, RSAs, PBRSAs, and the ESPP of $33.8 million and $10.1 million, respectively, with corresponding tax benefits of $12.7 million and $3.8 million, respectively. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period. The Company recognizes compensation costs for stock option awards that vest with service and market-based conditions on a straight-line basis over the longer of the requisite service period or the estimated period to meet the defined market-based condition.

7. Software and Other Intangible Assets

At September 30, 2016, software net book value totaling $188.7 million, net of $183.4 million of accumulated amortization, includes the net book value of software marketed for external sale of $48.3 million. The remaining software net book value of $140.4 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2015, software net book value totaled $237.9 million, net of $158.9 million of accumulated amortization. Included in this amount is software marketed for external sale of $70.1 million. The remaining software net book value of $167.8 million is comprised of various software that has been acquired or developed for internal use.

Amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended September 30, 2016 and 2015 totaled $2.9 million and $3.4 million, respectively. Software for resale amortization expense recorded in the nine months ended September 30, 2016 and 2015 totaled $9.2 million and $10.9 million, respectively. These software amortization expense amounts are reflected in cost of software license fees in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of the Company’s hosted offerings. Amortization of software for internal use of $11.3 million and $9.4 million for the three months ended September 30, 2016 and 2015, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations. Amortization of software for internal use of $34.2 million and $27.0 million for the nine months ended September 30, 2016 and 2015, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	September 30, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$300,826	$(93,392)	$207,434	$336,075	$(86,585)	$249,490
Trademarks and tradenames	16,345	(11,386)	4,959	18,040	(10,605)	7,435
Purchased Contracts	10,503	(10,503)	—	10,690	(10,690)	—

	$327,674	$(115,281)	$212,393	$364,805	$(107,880)	$256,925

Other intangible assets amortization expense for the three months ended September 30, 2016 and 2015 totaled $5.3 million and $5.6 million, respectively. Other intangible assets amortization expense for the nine months ended September 30, 2016 and 2015 totaled $16.4 million and $17.1 million, respectively.

Based on capitalized software and other intangible assets at September 30, 2016, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2016	$14,199	$4,926
2017	51,240	19,372
2018	39,195	18,868
2019	30,830	18,320
2020	24,733	17,436
2021	16,681	16,950
Thereafter	11,865	116,521

Total	$188,743	$212,393

8. Corporate Restructuring and Other Organizational Changes

2016 Activities

Approximately $0.6 million of termination costs were paid during the first nine months of 2016, related to termination expenses recognized during 2015. The Company expects the remaining $0.2 million of the severance liability to be paid over the next 12 months.

The Company ceased use of a portion of its leased facilities in Watford, UK; Providence, RI; Chantilly, VA; and West Hills, CA during the nine months ended September 30, 2016. As a result, the Company recorded additional expense of $2.8 million and $5.0 million during the three and nine months ended September 30, 2016, respectively, which was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

2015 Activities

During the nine months ended September 30, 2015, the Company reduced its headcount as a part of its integration of recent acquisitions. In connection with these actions, approximately $1.3 million of termination costs were recognized in general and administrative expense in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2015.

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table:

(in thousands)	Severance	Facility Closures	Total
Balance, December 31, 2015	$777	$268	$1,045
Restructuring charges incurred	—	5,041	5,041
Amounts paid during the period	(598)	(341)	(939)
Foreign currency translation	1	(7)	(6)

Balance, September 30, 2016	$180	$4,961	$5,141

The $0.2 million for unpaid severance is included in employee compensation and $1.2 million and $3.8 million for unpaid facilities closures is included in other current and noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheets at September 30, 2016.

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

The Company repurchased 3,020,926 shares for $60.1 million under the program during the nine months ended September 30, 2016. Under the program to date, the Company has repurchased 40,129,393 shares for approximately $455.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $78.2 million as of September 30, 2016.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding:
Basic weighted average shares outstanding	116,118	117,922	117,606	117,035
Add: Dilutive effect of stock options	—	1,382	1,365	1,463

Diluted weighted average shares outstanding	116,118	119,304	118,971	118,498

The diluted loss per share computation excludes 9.9 million options to purchase shares, contingently issuable shares and restricted share awards during the three months ended September 30, 2016, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 6.1 million options to purchase shares and contingently issuable shares during the nine months ended September 30, 2016, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 3.6 million and 4.0 million options to purchase shares and contingently issuable shares during the three and nine months ended September 30, 2015, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2016 and December 31, 2015 was 117,277,201 and 119,033,770, respectively.

11. Other

Other is comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Foreign currency transaction gains	$2,794	$4,314	$4,483	$3,230
Realized gain on sale of available-for-sale securities	—	—	—	24,465

Total	$2,794	$4,314	$4,483	$27,695

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

During the nine months ended September 30, 2015, the Company sold all of its Yodlee stock holdings in a series of sales and realized a total gain of $24.5 million, which is included in other in the accompanying condensed consolidated statements of operations.

12. Segment Information

The Company’s chief operating decision maker, together with other senior management personnel, currently focus their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income, for the geographic regions of the Americas, EMEA, and Asia/Pacific and the Corporate line item. The Company’s products are sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplements its distribution networks with independent reseller and/or distributor arrangements. All administrative costs that are not directly attributable or reasonably allocable to a geographic segment are tracked in the Corporate line item. As such, the Company has concluded that its three geographic regions are its reportable segments.

The Company allocates segment support expenses such as global product development, business operations, and product management based upon percentage of revenue per segment. Depreciation and amortization costs are allocated as a percentage of the headcount by segment. The Corporate line item consists of the corporate overhead costs that are not allocated to reportable segments. Corporate overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, and amortization of acquisition-related intangibles and other costs that are not considered when management evaluates segment performance.

The following is selected segment financial data for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Americas - United States	$117,407	$135,504	$376,322	$442,042
Americas - Other	21,101	22,787	67,663	57,730
EMEA	55,511	60,558	152,723	178,446
Asia/Pacific	22,956	19,852	66,263	59,122

	$216,975	$238,701	$662,971	$737,340

Income (loss) before income taxes:
Americas	$(898)	$18,899	$145,900	$56,577
EMEA	34,138	34,893	93,070	89,088
Asia/Pacific	15,275	10,041	37,794	28,613
Corporate	(64,767)	(45,267)	(201,045)	(123,528)

	$(16,252)	$18,566	$75,719	$50,750

	September 30,	December 31,
	2016	2015
Total assets:
Americas - United States	$959,488	$1,182,309
Americas - Other	29,495	33,492
EMEA	700,191	643,275
Asia/Pacific	113,012	116,712

	$1,802,186	$1,975,788

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2016 and 2015. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2016 and 2015.

13. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2016 were 40% and 17%, respectively. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2016 were $16.4 million and $44.0 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate; therefore, losses in foreign jurisdictions will increase the Company’s effective tax rate, while earnings in the foreign jurisdictions will reduce the Company’s effective tax rate. The effective tax rate for the three and nine months ended September 30, 2016 was reduced by foreign profits taxed at lower rates. The effective tax rate for the three months ended September 30, 2016 was increased by the establishment of a $4.7 million valuation allowance against foreign tax credits existing in the US that are expected to expire before they can be utilized. The effective tax rate for the nine months ended September 30, 2016 was also reduced by a net release of $5.4 million valuation allowance previously established against foreign tax credits that are now expected to be fully utilized as a result of the sale of the CFS assets and liabilities.

The effective tax rates for the three and nine months ended September 30, 2015 were 20% and 18%, respectively. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2015 were $15.9 million and $35.9 million, respectively. The effective tax rate for the three months ended September 30, 2015 was reduced by foreign profits taxed at lower rates and increased by domestic profits taxed at higher rates. The effective tax rate for the nine months ended September 30, 2015 was reduced by the gain on the sale of the Company’s investment in Yodlee as well as by foreign profits taxed at lower rates and domestic losses taxed at higher rates.

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

The amount of unrecognized tax benefits for uncertain tax positions was $23.4 million as of September 30, 2016 and $21.1 million as of December 31, 2015, excluding related liabilities for interest and penalties of $2.2 million as of September 30, 2016 and December 31, 2015.

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

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at September 30, 2016.

Other

During the three months ended September 30, 2016, the Company entered into an agreement with a third-party to purchase a contracted number of software licenses for resale to its end-user customers for $9.8 million to be paid in three equal annual installments beginning January 1, 2017. The obligation of $3.3 million and $6.5 million is included in other current and other noncurrent liabilities, respectively, of the accompanying condensed consolidated balance sheet as of September 30, 2016.

15. Accumulated Other Comprehensive Income (Loss)

Activity within accumulated other comprehensive income (loss) for the nine months ended September 30, 2016, which consists of foreign currency translation adjustments, were as follows:

Accumulated other comprehensive loss
Balance at December 31, 2015	$(71,576)
Other comprehensive loss	(4,887)

Balance at September 30, 2016	$(76,463)

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic products, Universal Payments solutions;

•	demand for our products;

•	restrictions and other financial covenants in our credit facility;

•	our sale of Community Financial Services (“CFS”) assets and liabilities to Fiserv, Inc. (“Fiserv”), including potential claims arising under the transaction agreement, the transition services agreement or with respect to retained liabilities;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	the accuracy of management’s backlog estimates;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	difficulty meeting our debt service requirements;

•	impairment of our goodwill or intangible assets;

•	the appeal of the judgment in excess of $46.5 million against us in the BHMI litigation, for which there is no assurance we will be successful in overturning that judgment;

•	our assessment that we do not have a probable loss with respect to the BHMI litigation and that the amount of any loss cannot be reasonably estimated;

•	risks from potential future litigation;

•	future acquisitions, strategic partnerships and investments;

•	difficulties integrating PAY.ON AG and its subsidiaries (collectively “PAY.ON”), which may cause us to fail to realize anticipated benefits of the acquisition;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	failing to comply with money transmitter rules and regulations;

•	compliance of our products with applicable legislation, governmental regulations and industry standards;

•	our compliance with privacy regulations;

•	being subject to security breaches or viruses;

•	the protection of our intellectual property;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	operating internationally;

•	exposure to unknown tax liabilities; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 26, 2016. Results for the three and nine months ended September 30, 2016, are not necessarily indicative of results that may be attained in the future.

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

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. During 2016, we opened a new state-of-the-art, fully redundant data center located in Limerick, Ireland. We also continue to grow centers of expertise in Timisoara, Romania; and Pune and Bangalore, India, as well as key operational centers such as Capetown, South Africa and in multiple locations in the United States.

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

Divestiture

On March 3, 2016, we completed the sale of our CFS related assets and liabilities, a part of the Americas segment, to Fiserv for $200.0 million. The sale of CFS, which was not strategic to our long-term strategy, is part of the Company’s ongoing efforts to expand as a provider of software products and SaaS-based solutions facilitating real-time electronic and eCommerce payments for large financial institutions, intermediaries, retailers, and billers worldwide. The sale included employees and customer contracts as well as technology assets and intellectual property.

For the nine months ended September 30, 2016, we recognized a net after-tax gain of $93.4 million on sale of assets to Fiserv. This gain includes final post-closing adjustments pursuant to the definitive transaction agreement of $0.5 million recognized during the three months ended September 30, 2016.

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

The following table sets forth our 60-month backlog estimate, by geographic region, as of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015 (in millions). As a result of the sale of CFS assets and the related customer contracts, 60-month backlog decreased $355.5 million. Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Americas	$2,847	$2,794	$2,783	$3,086
EMEA	920	924	922	898
Asia/Pacific	325	329	325	318

Total	$4,092	$4,047	$4,030	$4,302

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Committed	$1,750	$1,715	$1,744	$1,876
Renewal	2,342	2,332	2,286	2,426

Total	$4,092	$4,047	$4,030	$4,302

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic segment, as of September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015 (in millions). For all periods reported, approximately 80% of our 12-month backlog estimate is committed backlog and approximately 20% of our 12-month backlog estimate is renewal backlog. As a result of the sale of CFS assets and the related customer contracts, 12-month backlog decreased $79.8 million. Dollar amounts reflect currency exchange rates as of each period end.

	September 30, 2016			June 30, 2016
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$546	$40	$586	$534	$44	$578
EMEA	163	31	194	162	40	202
Asia/Pacific	56	14	70	57	14	71

Total	$765	$85	$850	$753	$98	$851

	March 31, 2016			December 31, 2015
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
Americas	$536	$54	$590	$598	$60	$658
EMEA	164	37	201	160	31	191
Asia/Pacific	56	15	71	54	15	69

Total	$756	$106	$862	$812	$106	$918

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

Three-Month Period Ended September 30, 2016 Compared to the Three-Month Period September 30, 2015

Revenues

	For the Three Months Ended September 30,
	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$25,075	12%	$(6,773)	-21%	$31,848	13%
Monthly license fees (MLFs)	18,181	8%	(208)	-1%	18,389	8%

License	43,256	20%	(6,981)	-14%	50,237	21%
Maintenance	57,741	27%	(1,521)	-3%	59,262	25%
Services	19,809	9%	(6,033)	-23%	25,842	11%
Hosting	96,169	44%	(7,191)	-7%	103,360	43%

Total revenues	$216,975	100%	$(21,726)	-9%	$238,701	100%

Total revenue for the three months ended September 30, 2016, decreased $21.7 million, or 9%, as compared to the same period in 2015. The decrease is the result of a $7.0 million, or 14%, decrease in license revenue, a $1.5 million, or 3%, decrease in maintenance revenue, a $6.0 million, or 23%, decrease in services revenue, and a $7.2 million, or 7%, decrease in hosting revenue.

The decrease in total revenue for the three months ended September 30, 2016, as compared to the same period in 2015 was due to a $19.8 million, or 12%, decrease in the Americas reportable segment and a $5.0 million, or 8%, decrease in the EMEA reportable segment partially offset by a $3.1 million, or 16%, increase in the Asia/Pacific reportable segment.

The CFS divestiture resulted in a $23.3 million decrease in total revenue for the three months ended September 30, 2016. Total revenue was $2.9 million lower for the three months ended September 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The addition of PAY.ON contributed $3.8 million in total revenue for the three months ended September 30, 2016, compared to the same period in 2015. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, total revenue for the three months ended September 30, 2016, increased $0.7 million.

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

Initial License Revenue

Initial license revenue includes license and capacity revenues that do not recur on a monthly or quarterly basis. Included in initial license revenue are license and capacity fees that are recognizable at the inception of the agreement and license and capacity fees that are recognizable at interim points during the term of the agreement, including those that are recognizable annually due to negotiated customer payment terms. Initial license revenue during the three months ended September 30, 2016, as compared to the same period in 2015, decreased $6.8 million, or 21%. Initial license revenue decreased in the Americas and EMEA reportable segments by $3.4 million and $4.5 million, respectively, and was partially offset by an increase in the Asia/Pacific reportable segment of $1.1 million.

Total initial license revenue was $0.4 million lower for the three months ended September 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total initial license revenue for the three months ended September 30, 2016, decreased $6.4 million, or 20%, compared to the same period in 2015. The decrease in initial license revenue was primarily driven by a decrease in capacity related license revenue of $6.4 million for the three months ended September 30, 2016, as compared to the same period in 2015. The decrease in capacity related license revenue was attributable to the timing and relative size of capacity events compared to the same period in 2015.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue. Monthly license revenue decreased $0.2 million, or 1%, during the three months ended September 30, 2016, as compared to the same period in 2015 with the Americas reportable segment decreasing by $1.3 million and partially offset by an increase in the EMEA reportable segment of $0.7 million and an increase in the Asia/Pacific reportable segment of $0.4 million.

The CFS divestiture resulted in decreased monthly license revenue of $1.1 million during the three months ended September 30, 2016. Total monthly license revenue was $0.3 million lower for the three months ended September 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total monthly license revenue for the three months September 30, 2016, increased $1.3 million, or 7%, compared to the three months ended September 30, 2015.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services. Maintenance revenue during the three months ended September 30, 2016, as compared to the same period in 2015 decreased $1.5 million, or 3%. Maintenance revenue decreased in the Americas and EMEA reportable segments by $1.3 million and $0.8 million, respectively, and was partially offset by an increase in the Asia/Pacific reportable segment of $0.6 million.

Total maintenance revenue was $1.2 million lower for the three months ended September 30, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The CFS divestiture resulted in decreased maintenance revenue of $0.3 million during the three months ended September 30, 2016. Excluding the impact of foreign currency and CFS, total maintenance revenue for the three months ended September 30, 2016, remained relatively flat compared to the same period in 2015.

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

Services revenue during the three months ended September 30, 2016, as compared to the same period in 2015 decreased by $6.0 million, or 23%. Implementation and professional services decreased in the Americas and EMEA reportable segments by $3.4 million each, partially offset by a $0.8 million increase in the Asia/Pacific reportable segment.

The CFS divestiture resulted in decreased services revenue of $1.1 million during the three months ended September 30, 2016. Total services revenue was $0.3 million lower for the three months ended September 30, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total services revenue for the three months ended September 30, 2016, decreased $4.6 million, or 18%, compared to the same period in 2015. The Company’s customers continue to transition from on premise to hosted software solutions. Services work performed in relation to the Company’s hosted software solutions is recognized over a longer service period and is classified as hosting.

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

Hosting revenue during the three months ended September 30, 2016, as compared to the same period in 2015 decreased $7.2 million, or 7%. The CFS divestiture resulted in decreased hosting revenue of $20.6 million during the three months ended September 30, 2016. Total hosting revenue was $0.6 million lower for the three months ended September 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The addition of PAY.ON contributed $3.7 million in hosted revenue for the three months ended September 30, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, total hosting revenue for the three months ended September 30, 2016, increased $10.3 million, or 10%, compared to the same period in 2015, which is primarily attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or increasing processing.

Operating Expenses

	For the Three Months Ended September 30,
	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Operating expenses:
Cost of license	$5,253	2%	$(134)	-2%	$5,387	2%
Cost of maintenance, services and hosting	95,014	44%	(9,258)	-9%	104,272	44%
Research and development	42,210	19%	6,087	17%	36,123	15%
Selling and marketing	29,874	14%	1,423	5%	28,451	12%
General and administrative	31,390	14%	11,106	55%	20,284	8%
Depreciation and amortization	22,098	10%	1,800	9%	20,298	9%

Total operating expenses	$225,839	104%	$11,024	5%	$214,815	90%

Total operating expenses for the three months ended September 30, 2016, increased $11.0 million, or 5%, as compared to the same period in 2015. In 2016, there was a $21.0 million reduction in operating expenses related to the CFS divestiture. Total operating expenses were $3.0 million lower for the three months ended September 30, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. There were $8.1 million of incremental operating expenses related to PAY.ON during the three months ended September 30, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, operating expenses increased $26.9 million, or 13%, in the three months ended September 30, 2016 principally reflecting higher cost of maintenance, services and hosting, higher research and development expenses, higher sales and marketing expenses and higher general and administrative expenses.

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

Cost of license expense decreased $0.1 million, or 2%, in the three months ended September 30, 2016, compared to the same period in 2015. In 2016, cost of license decreased $0.4 million due to our CFS divestiture and was $0.2 million less due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency cost of license expense increased $0.5 million, or 10%, primarily due to an increase in third party royalties.

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

Cost of maintenance, services and hosting decreased $9.3 million, or 9%, in the three months ended September 30, 2016, compared to the same period in 2015. In 2016, there was a $14.0 million decrease as a result of the CFS divestiture. Cost of maintenance, services and hosting was approximately $1.0 million lower due to the impact of foreign currencies weakening against the U.S. dollar. There were $0.9 million of incremental cost of maintenance, services and hosting related to the operations of PAY.ON. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, cost of maintenance, services, and hosting increased $4.8 million, or 5%, in the three months ended September 30, 2016, primarily due to a $4.3 million increase in interchange processing fees and a $1.7 million increase in stock-based compensation, partially offset by a $1.2 million decrease in personnel and related expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D increased $6.1 million, or 17%, in the three months ended September 30, 2016, compared to the same period in 2015. In 2016, there was $3.2 million of incremental R&D related to the operations of PAY.ON and a decrease of $1.8 million as a result of the CFS divestiture. R&D was approximately $0.5 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, R&D increased $5.2 million, or 15%, in the three months ended September 30, 2016, primarily due to a $3.1 million increase in personnel and related expenses and a $2.1 million increase in stock-based compensation.

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

Selling and marketing expense increased $1.4 million, or 5%, in the three months ended September 30, 2016, compared to the same period in 2015. There was a decrease in selling and marketing expenses of $2.3 million as a result of the CFS divestiture during the three months ended September 30, 2016, compared to the same period in 2015. Selling and marketing expenses were $0.6 million lower for the three months ended September 30, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. In 2016, there were $1.1 million of incremental selling and marketing expenses related to the operations of PAY.ON. Excluding the impact of CFS, foreign currency, and addition of PAY.ON, selling and marketing expenses increased $3.2 million, or 13%, in the three months ended September 30, 2016 primarily due to an increase in new sales bookings resulting in $1.8 million of higher sales commissions, a $1.0 million increase in stock-based compensation and a $0.5 million increase in personnel and related expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources and finance and accounting.

General and administrative expense increased $11.1 million, or 55%, in the three months ended September 30, 2016, compared to the same period in 2015. In 2016, there was a decrease in general and administrative expenses of $1.4 million as a result of the CFS divestiture. General and administrative expenses were approximately $0.5 million lower due to the impact of foreign currencies weakening against the U.S. dollar. There were $0.6 million of incremental operating expenses related to the operations of PAY.ON for the three months ended September 30, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, general and administrative expenses increased $12.4 million, or 67%, in the three months ended September 30, 2016, primarily due to a $3.9 million increase in stock-based compensation expense, a $4.5 million increase in significant transaction related expenditures, a $2.5 million increase in personnel and related expenses and a $1.5 million increase in professional fees.

Gain on Sale of CFS Assets

On March 3, 2016, the Company completed the sale of its CFS related assets and liabilities to Fiserv, Inc. (“Fiserv”) for $200.0 million. For the three months ended September 30, 2016, the Company recognized a post-closing adjustment pursuant to the definitive transaction agreement that reduced the pre-tax gain by $0.5 million.

Depreciation and Amortization

Depreciation and amortization increased $1.8 million, or 9%, in the three months ended September 30, 2016, compared to the same period in 2015. There were $2.3 million of incremental depreciation and amortization related to the operations of PAY.ON and a decrease of $0.9 million due to the CFS divestiture. Excluding the impact of PAY.ON and CFS, depreciation and amortization increased $0.4 million due to an increase in capital expenditures.

Other Income and Expense

	For the Three Months Ended September 30,
	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(9,838)	-5%	$(110)	1%	$(9,728)	-4%
Interest income	145	0%	51	54%	94	0%
Other, net	2,794	1%	(1,520)	-35%	4,314	2%

Total other income (expense)	$(6,899)	-3%	$(1,579)	30%	$(5,320)	-2%

Interest expense and interest income for the three months ended September 30, 2016 remained relatively flat as compared to the same period in 2015.

Other, net consists of foreign currency gain (loss) and other non-operating items. Foreign currency gain for the three months ended September 30, 2016 and 2015 were $2.8 million and $4.3 million, respectively.

Income Taxes

	For the Three Months Ended September 30,
	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Income tax expense (benefit)	$(6,426)	-3%	$(10,212)	-270%	$3,786	2%
Effective income tax rate	40%				20%

The effective tax rate for the three months ended September 30, 2016 was 40%. The earnings of our foreign entities for the three months ended September 30, 2016 were $16.4 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2016 was impacted by foreign profits taxed at lower rates, domestic losses taxed at a higher rate, and by the establishment of a $4.7 million valuation allowance against foreign tax credits existing in the US that are expected to expire before they can be utilized.

The effective tax rate for the three months ended September 30, 2015 was 20%. The earnings of our foreign entities for the three months ended September 30, 2015 were $15.9 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2015 was reduced by foreign profits taxed at lower rates and domestic losses taxed at a higher rate.

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

Nine-Month Period Ended September 30, 2016 Compared to the Nine-Month Period Ended September 30, 2015

Revenues

	For the Nine Months Ended September 30,
	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Revenues:
Initial license fees (ILFs)	$60,656	9%	$(40,074)	-40%	$100,730	14%
Monthly license fees (MLFs)	53,533	8%	(2,712)	-5%	56,245	8%

License	114,189	17%	(42,786)	-27%	156,975	21%
Maintenance	175,404	26%	(3,491)	-2%	178,895	24%
Services	63,208	10%	(9,241)	-13%	72,449	10%
Hosting	310,170	47%	(18,851)	-6%	329,021	45%

Total revenues	$662,971	100%	$(74,369)	-10%	$737,340	100%

Total revenue for the nine months ended September 30, 2016, decreased $74.4 million, or 10%, as compared to the same period in 2015. The decrease is the result of a $42.8 million, or 27%, decrease in license revenue, a $3.5 million, or 2%, decrease in maintenance revenue, a $9.2 million, or 13%, decrease in services revenue, and a $18.9 million, or 6%, decrease in hosting revenue.

The decrease in total revenue for the nine months ended September 30, 2016, as compared to the same period in 2015 was due to a $55.8 million, or 11%, decrease in the Americas reportable segment and a $25.7 million, or 14%, decrease in the EMEA reportable segment partially offset by a $7.1 million, or 12%, increase in the Asia/Pacific reportable segment.

The CFS divestiture resulted in a $55.1 million decrease in total revenue for the nine months ended September 30, 2016. Total revenue was $9.8 million lower for the nine months ended September 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The addition of PAY.ON contributed $12.2 million in total revenue for the nine months ended September 30, 2016, compared to the same period in 2015. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, total revenue for the nine months ended September 30, 2016, decreased $21.7 million, or 3%, compared to the same period in 2015.

Initial License Revenue

Initial license revenue during the nine months ended September 30, 2016, as compared to the same period in 2015, decreased by $40.1 million, or 40%. Initial license revenue decreased in the Americas and EMEA reportable segments by $15.3 million and $28.5 million, respectively, and was partially offset by an increase in the Asia/Pacific reportable segment of $3.7 million.

Total initial license revenue was $2.8 million lower for the nine months ended September 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total initial license revenue for the nine months ended September 30, 2016, decreased $37.3 million, or 37%, compared to the same period in 2015. The decrease in initial license revenue was primarily driven by a decrease in capacity related license revenue of $31.6 million for the nine months ended September 30, 2016, as compared to the same period in 2015. The decrease in capacity related license revenue was attributable to the timing and relative size of capacity events compared to the same period in 2015.

Monthly License Revenue

Monthly license revenue decreased $2.7 million, or 5%, during the nine months ended September 30, 2016, as compared to the same period in 2015 with the Americas reportable segment decreasing by $3.6 million partially offset by increases in the EMEA and Asia/Pacific reportable segments of $0.5 million and $0.4 million, respectively.

The CFS divestiture resulted in decreased monthly license revenue of $3.5 million during the nine months ended September 30, 2016. Total monthly license revenue was $0.7 million lower for the nine months ended September 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total monthly license revenue for the nine months ended September 30, 2016, increased $1.5 million, or 3%, compared to the same period in 2015.

Maintenance Revenue

Maintenance revenue during the nine months ended September 30, 2016, as compared to the same period in 2015 decreased $3.5 million, or 2%. Maintenance revenue decreased in the Americas, EMEA, and Asia/Pacific reportable segments by $1.3 million, $1.9 million and $0.3 million, respectively.

Total maintenance revenue was $3.6 million lower for the nine months ended September 30, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The CFS divestiture resulted in decreased maintenance revenue of $0.4 million during the nine months ended September 30, 2016. Excluding the impact of foreign currency and CFS, total maintenance revenue for the nine months ended September 30, 2016, increased $0.5 million compared to the same period in 2015.

Services Revenue

Services revenue during the nine months ended September 30, 2016, as compared to the same period in 2015 decreased by $9.2 million, or 13%. Implementation and professional services decreased in the Americas and EMEA reportable segments by $4.1 million and $8.1 million, respectively, partially offset by an increase in the Asia/Pacific reportable segment of $3.0 million.

The CFS divestiture resulted in decreased services revenue of $2.0 million during the nine months ended September 30, 2016. Total services revenue was $1.3 million lower for the nine months ended September 30, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total services revenue for the nine months ended September 30, 2016, decreased $5.9 million, or 8%, compared to the same period in 2015. The Company’s customers continue to transition from on premise to hosted software solutions. Services work performed in relation to the Company’s hosted software solutions is recognized over a longer service period and is classified as hosting.

Hosting Revenue

Hosting revenue during the nine months ended September 30, 2016, as compared to the same period in 2015 decreased $18.9 million, or 6%. Hosting revenue decreased $31.5 million in the Americas reportable segment partially offset by increases of $12.2 million and $0.4 million in the EMEA and Asia/Pacific reportable segments, respectively. The CFS divestiture resulted in decreased hosting revenue of $48.9 million during the nine months ended September 30, 2016 compared to the same period in 2015. Total hosting revenue was $1.3 million lower for the nine months ended September 30, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The addition of PAY.ON contributed $12.2 million in hosted revenue for the nine months ended September 30, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, total hosting revenue for the nine months ended September 30, 2016, increased $19.1 million, or 6%, compared to the same period in 2015, which is primarily attributed to new customers adopting our on-demand or hosted offerings and existing customers adding new functionality or increasing processing.

Operating Expenses

	For the Nine Months Ended September 30,
	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Operating expenses:
Cost of license	$15,302	2%	$(2,133)	-12%	$17,435	2%
Cost of maintenance, services and hosting	318,783	48%	(18,986)	-6%	337,769	46%
Research and development	132,235	20%	19,596	17%	112,639	15%
Selling and marketing	88,661	13%	1	0%	88,660	12%
General and administrative	91,978	14%	25,111	38%	66,867	9%
Depreciation and amortization	66,688	10%	6,693	11%	59,995	8%

Total operating expenses	$713,647	108%	$30,282	4%	$683,365	93%

Total operating expenses for the nine months ended September 30, 2016, increased $30.3 million, or 4%, as compared to the same period of 2015 excluding the gain on sale of CFS assets. In 2016, there was a decrease in total operating expenses of $52.4 million due to the CFS divestiture. Total operating expenses were $10.6 million lower for the nine months ended September 30, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. There were $24.4 million of incremental operating expenses related to the operations of PAY.ON for the nine months ended September 30, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, operating expenses increased $68.9 million, or 11%, in the nine months ended September 30, 2016 principally reflecting higher cost of maintenance, services and hosting, research and development expenses, selling and marketing, and general and administrative expenses.

Cost of License

Cost of license expense decreased $2.1 million, or 12%, in the nine months ended September 30, 2016, compared to the same period in 2015. In 2016, there was a decrease of $0.9 million as a result of the CFS divestiture and $0.4 million less cost of license due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency cost of license decreased $0.8 million, or 5%, primarily due to a decrease amortization of purchased and developed software for sale.

Cost of Maintenance, Services and Hosting

Cost of maintenance, services and hosting decreased $19.0 million, or 6%, in the nine months ended September 30, 2016, compared to the same period in 2015. In 2016, there was a decrease in cost of maintenance, services and hosting of $36.7 million due to the CFS divestiture. Cost of maintenance, services and hosting was approximately $3.9 million lower due to the impact of foreign currencies weakening against the U.S. dollar. There were $3.0 million of incremental cost of maintenance, services and hosting related to the operations of PAY.ON for the nine months ended September 30, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, cost of maintenance, services and hosting increased $18.6 million, or 6%, in the nine months ended September 30, 2016, primarily due to a $8.8 million increase in interchange processing fees, a $6.6 million decrease in net deferred expenses, a $1.0 million increase in significant transaction related expenditures, and a $2.3 million increase in stock-based compensation.

Research and Development

R&D increased $19.6 million, or 17%, in the nine months ended September 30, 2016, compared to the same period in 2015. In 2016, there were $9.8 million of incremental R&D related to the operations of PAY.ON and a decrease of $4.2 million due to the CFS divestiture. R&D was approximately $1.9 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, R&D increased $15.9 million, or 15%, in the nine months ended September 30, 2016, primarily due to a $9.3 million increase in personnel and related expenses, a $4.9 million increase in stock-based compensation, and a $1.5 million decrease in net deferred expenses.

Selling and Marketing

Selling and marketing expense remained flat compared to the same period in 2015. In 2016, there was a decrease in selling and marketing expense of $5.0 million due to the CFS divestiture. Selling and marketing expenses were $2.2 million lower for the nine months ended September 30, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. There were $3.0 million of incremental selling and marketing expenses related to the operations of PAY.ON for the nine months ended September 30, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, selling and marketing expenses increased $4.2 million, or 5%, in the nine months ended September 30, 2016 primarily due to an increase in new sales bookings resulting in higher sales commissions.

General and Administrative

General and administrative expense increased $25.1 million, or 38%, in the nine months ended September 30, 2016, compared to the same period in 2015. In 2016, there was a decrease in general and administrative expenses of $3.5 million due to the CFS divestiture. General and administrative expenses were approximately $1.7 million lower due to the impact of foreign currencies weakening against the U.S. dollar. There were $2.0 million of incremental operating expenses related to the operations of PAY.ON for the nine months ended September 30, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, general and administrative expenses increased $28.3 million, or 45%, in the nine months ended September 30, 2016, primarily due to a $10.7 million increase in stock-based compensation expense, a $8.5 million increase in signification transaction related expenditures, a $4.2 million increase in professional fees, and a $4.9 million increase in personnel and related expenses.

Gain on Sale of CFS Assets

On March 3, 2016, the Company completed the sale of its CFS related assets and liabilities to Fiserv, Inc. (“Fiserv”) for $200.0 million and recognized a pre-tax gain of $151.5 million for the nine months ended September 30, 2016.

Depreciation and Amortization

Depreciation and amortization increased $6.7 million, or 11%, in the nine months ended September 30, 2016, compared to the same period in 2015. There were $6.6 million of incremental depreciation and amortization related to the operations of PAY.ON and a decrease of $2.1 million due to the CFS divestiture. Depreciation and amortization was approximately $0.5 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, depreciation and amortization increased $2.7 million, or 5%, due to an increase in capital expenditures during the past year.

Other Income and Expense

	For the Nine Months Ended September 30,
	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Other income (expense):
Interest expense	$(29,967)	-5%	$1,207	-4%	$(31,174)	-4%
Interest income	416	0%	162	64%	254	0%
Other, net	4,483	1%	(23,212)	-84%	27,695	4%

Total other income (expense)	$(25,068)	-4%	$(21,843)	677%	$(3,225)	0%

Interest expense for the nine months ended September 30, 2016 decreased $1.2 million, or 4%, as compared to the same period in 2015 primarily due to lower comparative debt balances during 2016.

Other, net consists of foreign currency gain (loss) and other non-operating items. Foreign currency gain for the nine months ended September 30, 2016 and 2015 were $4.5 million and $3.2 million, respectively. We realized a $24.5 million gain from the sale of our holdings in Yodlee, Inc. (“Yodlee”) stock during the nine months ended September 30, 2015.

Income Taxes

	For the Nine Months Ended September 30,
	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Income tax expense	$12,875	2%	$3,794	42%	$9,081	1%
Effective income tax rate	17%				18%

The effective tax rate for the nine months ended September 30, 2016 was 17%. The earnings of our foreign entities for the nine months ended September 30, 2016 were $44.0 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2016 was reduced by foreign profits taxed at lower rates. The effective tax rate was also reduced by a net release of $5.4 million in the valuation allowance previously established against foreign tax credits that are now expected to be fully utilized as a result of the sale of the CFS assets and liabilities.

The effective tax rate for the nine months ended September 30, 2015 was 18%. The earnings of our foreign entities for the nine months ended September 30, 2015 were $35.9 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2015 was reduced by the gain on the sale of our investment in Yodlee and foreign profits taxed at lower rates and domestic losses taxed at a higher rate.

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

Segment Results

The following table presents revenues and income (loss) before income taxes for the periods indicated by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Americas	$138,508	$158,291	$443,985	$499,772
EMEA	55,511	60,558	152,723	178,446
Asia/Pacific	22,956	19,852	66,263	59,122

	$216,975	$238,701	$662,971	$737,340

Income (loss) before income taxes:
Americas	$(898)	$18,899	$145,900	$56,577
EMEA	34,138	34,893	93,070	89,088
Asia/Pacific	15,275	10,041	37,794	28,613
Corporate	(64,767)	(45,267)	(201,045)	(123,528)

	$(16,252)	$18,566	$75,719	$50,750

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

The decrease in revenue during the three months ended September 30, 2016 is primarily due to the CFS divestiture which resulted in a decrease in revenue of $23.3 million. The Americas loss before income taxes is due to an increase in interchange fees, stock compensation expense, and other personnel related expense. The EMEA segment income before income taxes was relatively flat compared to the same period in 2015. Asia/Pacific’s increase in income before income taxes is primarily due to the increase in revenue. The increase in the Corporate loss before income taxes is due to the $24.5 million gain on the sale of Yodlee stock recognized in 2015 that did not repeat in 2016 as well as significant transaction related expenses of approximately $6.4 million and $1.5 million during the three months ended September 30, 2016 and 2015, respectively, increased stock compensation expense, and other professional fees.

The decrease in revenue during the nine months ended September 30, 2016 is primarily due to a decrease in capacity related license revenue of $31.6 million and the CFS divestiture which resulted in a decrease in revenue of $55.1 million. The CFS divestiture resulted in a pre-tax gain of approximately $151.5 million in the Americas segment. The increase in the Corporate loss before income taxes is due to the $24.5 million gain on the sale of Yodlee stock recognized in 2015 that did not repeat in 2016 as well as having incurred significant transaction related expenses of approximately $18.6 million during the nine months ended September 30, 2016 compared to $9.3 million during the same period in 2015, increased stock compensation expense and other professional fees.

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

As of September 30, 2016, we had $50.9 million in cash and cash equivalents. Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

As of September 30, 2016, $38.6 million of the $50.9 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

The following table sets forth summary cash flow data for the periods indicated (amounts in thousands).

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used by):
Operating activities	$64,856	$123,843
Investing activities	138,841	(3,252)
Financing activities	(251,298)	(110,016)

Net cash flows provided by operating activities for the nine months ended September 30, 2016 amounted to $64.9 million as compared to $123.8 million during the same period in 2015. The comparative period decrease was primarily due to the net loss, excluding the gain on the sale of CFS assets in 2016 compared to net income in 2015. The decrease was partially offset by an increase in customer payments during the nine months ended September 30, 2016 compared to the same period in 2015. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases and acquisitions.

During the first nine months of 2016, we received net proceeds of $199.5 million from the sale of the CFS related assets. In addition, we used cash of $53.6 million to purchase software, property and equipment as compared to $31.6 million during the same period in 2015. We received proceeds of $35.3 million on our sale of our holdings in Yodlee common stock during the first nine months of 2015.

During the nine months ended September 30, 2016, we used the proceeds from the CFS divestiture to partially fund the repayment of $166.0 million on the revolver portion of the Credit Facility and $71.5 million of the term portion of the Credit Facility. We used $60.1 million to repurchase shares of our common stock during the first nine months of 2016. In addition, during the first nine months of 2016, we received proceeds of $11.1 million from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $3.0 million for the repurchase of restricted stock for tax withholdings. During the nine months ended September 30, 2015, we repaid a net $44.0 million on the revolver portion of the Credit Facility and $63.5 million of the term portion of the Credit Facility. In addition, during the first nine months of 2015, we received proceeds of $13.9 million from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $4.6 million for the repurchase of restricted stock and performance shares for tax withholdings.

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

Debt

As of September 30, 2016, we had $64.0 million and $389.1 million outstanding under our Revolving Credit Facility and Term Credit Facility, respectively, with up to $161.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum fixed charge coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. On June 30, 2016, the Company requested and obtained a waiver to the application of the Consolidated Fixed Charge Coverage Ratio covenant in the Credit Agreement for the fiscal quarters ending June 30, 2016, September 30, 2016, and December 31, 2016. On November 2, 2016, the Company obtained an amendment to the Consolidated Net Leverage Ratio covenant in the Credit Agreement from 3.75 to 4.00 for the fiscal quarter ended September 30, 2016. As of September 30, 2016, and at all time during the period, the Company was in compliance with all other financial debt covenants. The interest rate in effect at September 30, 2016 was 3.03%.

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

On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of the Company’s common stock, or up to $113.0 million in place of the remaining repurchase amounts previously authorized. In July 2013, the Board of Directors approved an additional $100.0 million for the stock repurchase program. In February 2014, they again approved an additional $100.0 million for the stock repurchase program.

The Company repurchased 3,020,926 shares for $60.1 million under the program during the nine months ended September 30, 2016. Under the program to date, the Company has repurchased 40,129,393 shares for approximately $455.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $78.2 million as of September 30, 2016.

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

Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2016, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2015.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at September 30, 2016 is $23.4 million.

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

During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates other than as noted below. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed on February 26, 2016, for a more complete discussion of our critical accounting policies and estimates.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes accounting for certain aspects of employee share-based payments. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt these amendments in the third quarter of 2016, which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption.

Stock-based compensation excess tax benefit or deficiencies are now reflected in the condensed consolidated statement of operations as a component of the provision for income taxes (benefit), whereas they were previously recognized in equity. This amendment and additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact on retained earnings.

The condensed consolidated statements of cash flows now present excess tax benefits as an operating activity. We have elected the retrospective transition method and as a result the condensed consolidated statement of cash flows for the nine months ended September 31, 2015 was adjusted as follows: a $4.9 million increase to net cash provided by operating activities and a $4.9 million increase to net cash used in financing activities. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented since we have historically presented them as a financing activity.

We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures. Under the modified retrospective transition method, we have recognized a cumulative-effect reduction to retained earnings of $0.7 million as of January 1, 2016, net of tax of $0.4 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2016. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2016, and if we maintained this level of similar cash investments for a period of one year, a hypothetical 10 percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $753.1 million of debt outstanding at September 30, 2016 with $300.0 million in Senior Notes and $453.1 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 3.03% at September 30, 2016. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.4 million.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended September 30, 2016, and determined that except for the change discussed above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Form 10-K for the fiscal year ended December 31, 2015, and in Part II, Item 1A, of our Form 10-Q for the quarter ended March 31, 2016. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2016 through July 31, 2016	76,193	(1)	$19.56	—	$78,235,000
August 1, 2016 through August 31, 2016	—		—	—	78,235,000
September 1, 2016 through September 30, 2016	2,109	(1)	18.45	—	78,235,000

Total	78,302		$19.53	—

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of either three or four years and vest in increments of either 33% or 25% on the anniversary dates of the grants. Under each arrangement, stock is issued without direct cost to the employee. During the three months ended September 30, 2016, 232,350 shares of the RSAs vested. We withheld 78,302 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Our Board of Directors approved an increase of $30.0 million, $100.0 million, and $52.1 million to the stock repurchase program in May 2006, March 2007 and February 2012, respectively, bringing the total of the approved program to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013, our Board of Directors approved an additional $100.0 million for stock repurchases. On February 24, 2014, our Board of Directors approved an additional $100.0 million for the stock repurchase program. Approximately $78.2 million remains available at September 30, 2016. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: November 3, 2016	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01 (1)	Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2014.
(2)	Incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed December 18, 2008.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.