Form 10-Q
period 2017-03-31
ACI WORLDWIDE, INC.
filed 2017-05-04
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 118,042,377 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$99,744	$75,753
Receivables, net of allowances of $4,215 and $3,873, respectively	183,482	268,162
Recoverable income taxes	6,749	4,614
Prepaid expenses	29,806	25,884
Other current assets	21,086	33,578

Total current assets	340,867	407,991

Noncurrent assets
Property and equipment, net	77,979	78,950
Software, net	175,708	185,496
Goodwill	913,014	909,691
Intangible assets, net	200,496	203,634
Deferred income taxes, net	85,440	77,479
Other noncurrent assets	37,302	39,054

TOTAL ASSETS	$1,830,806	$1,902,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,980	$42,873
Employee compensation	35,763	47,804
Current portion of long-term debt	17,701	90,323
Deferred revenue	109,990	105,191
Income taxes payable	10,982	11,334
Other current liabilities	54,153	78,841

Total current liabilities	264,569	376,366

Noncurrent liabilities
Deferred revenue	55,402	49,863
Long-term debt	679,133	653,595
Deferred income taxes, net	25,091	26,349
Other noncurrent liabilities	36,338	41,205

Total liabilities	1,060,533	1,147,378

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2017 and December 31, 2016	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2017 and December 31, 2016	702	702
Additional paid-in capital	604,362	600,344
Retained earnings	544,123	545,731
Treasury stock, at cost, 22,485,639 and 23,188,258 shares at March 31, 2017 and December 31, 2016, respectively	(290,865)	(297,760)
Accumulated other comprehensive loss	(88,049)	(94,100)

Total stockholders’ equity	770,273	754,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,830,806	$1,902,295

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Software as a service and platform as a service	$99,447	$111,736
License	59,381	37,423
Maintenance	54,471	57,331
Services	18,163	19,576

Total revenues	231,462	226,066

Operating expenses
Cost of revenue (1)	108,543	118,434
Research and development	37,285	43,604
Selling and marketing	27,137	29,992
General and administrative	32,503	26,068
Gain on sale of CFS assets	—	(151,952)
Depreciation and amortization	22,371	23,208

Total operating expenses	227,839	89,354

Operating income	3,623	136,712

Other income (expense)
Interest expense	(10,160)	(10,414)
Interest income	106	150
Other	649	(334)

Total other income (expense)	(9,405)	(10,598)

Income (loss) before income taxes	(5,782)	126,114
Income tax expense (benefit)	(4,174)	36,970

Net income (loss)	$(1,608)	$89,144

Earnings (loss) per common share
Basic	$(0.01)	$0.75
Diluted	$(0.01)	$0.74

Weighted average common shares outstanding
Basic	116,610	118,679
Diluted	116,610	119,938

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(1,608)	$89,144

Other comprehensive income:
Foreign currency translation adjustments	6,051	6,115

Total other comprehensive income	6,051	6,115

Comprehensive income	$4,443	$95,259

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,608)	$89,144
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	6,274	5,488
Amortization	19,364	21,024
Amortization of deferred debt issuance costs	1,734	1,578
Deferred income taxes	(5,919)	19,596
Stock-based compensation expense	6,297	9,711
Gain on sale of CFS assets	—	(151,952)
Other	538	(398)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	84,033	34,588
Accounts payable	(3,689)	(12,880)
Accrued employee compensation	(12,421)	3,036
Current income taxes	(3,339)	17,424
Deferred revenue	9,049	8,542
Other current and noncurrent assets and liabilities	(14,627)	(6,378)

Net cash flows from operating activities	85,686	38,523

Cash flows from investing activities:
Purchases of property and equipment	(6,566)	(7,138)
Purchases of software and distribution rights	(5,839)	(8,766)
Proceeds from sale of CFS assets	—	200,000
Other	—	(7,000)

Net cash flows from investing activities	(12,405)	177,096

Cash flows from financing activities:
Proceeds from issuance of common stock	693	731
Proceeds from exercises of stock options	7,035	237
Repurchase of restricted stock for tax withholdings	(3,155)	(40)
Repurchases of common stock	—	(52,449)
Proceeds from revolving credit facility	12,000	—
Repayment of revolving credit facility	(100,000)	(143,000)
Proceeds from term portion of credit agreement	415,000	—
Repayment of term portion of credit agreement	(370,477)	(23,823)
Payment of debt issuance costs	(5,340)	—
Payments on other debt and capital leases	(4,629)	(6,270)

Net cash flows from financing activities	(48,873)	(224,614)

Effect of exchange rate fluctuations on cash	(417)	1,125

Net increase (decrease) in cash and cash equivalents	23,991	(7,870)
Cash and cash equivalents, beginning of period	75,753	102,239

Cash and cash equivalents, end of period	$99,744	$94,369

Supplemental cash flow information
Income taxes paid (received), net	$6,919	$(2,645)
Interest paid	$13,421	$14,040

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 1, 2017. Results for the three months ended March 31, 2017 are not necessarily indicative of results that may be attained in the future.

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

Receivables, net

Receivables represent amounts billed and amounts earned that are to be billed in the near future. Included in accrued receivables are services, software as a service (“SaaS”) and platform as a service (“Platform”) revenues earned in the current period but billed in a subsequent period as well as license revenues that are determined to be fixed and determinable but billed in future periods.

(in thousands)	March 31, 2017	December 31, 2016
Billed Receivables	$165,002	$250,116
Allowance for doubtful accounts	(4,215)	(3,873)

Billed, net	160,787	246,243
Accrued Receivables	22,695	21,919

Receivables, net	$183,482	$268,162

Other Current Assets and Other Current Liabilities

(in thousands)	March 31, 2017	December 31, 2016
Settlement deposits	$7,226	$10,496
Settlement receivables	3,883	14,327
Other	9,977	8,755

Total other current assets	$21,086	$33,578

(in thousands)	March 31, 2017	December 31, 2016
Settlement payables	$10,932	$24,016
Accrued interest	2,429	7,356
Vendor financed licenses	5,637	9,213
Royalties payable	6,885	7,197
Other	28,270	31,059

Total other current liabilities	$54,153	$78,841

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2017 and December 31, 2016 were $254.7 million and $270.0 million, respectively.

Fair Value

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s Senior Notes was $308.3 million and $309.8 million at March 31, 2017 and December 31, 2016, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the three months ended March 31, 2017 were as follows:

(in thousands)	Americas	EMEA	Asia/Pacific	Total
Gross Balance prior to December 31, 2016	$524,829	$374,130	$58,164	$957,123
Total impairment prior to December 31, 2016	(47,432)	—	—	(47,432)

Balance, December 31, 2016	477,397	374,130	58,164	909,691
Foreign currency translation adjustments	293	574	2,456	3,323

Balance, March 31, 2017	$477,690	$374,704	$60,620	$913,014

In accordance with the Accounting Standards Codification (“ASC 350”), Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon our October 1, 2016 annual impairment test and there have been no indications of impairment in the subsequent periods.

The Company evaluates goodwill at the reporting unit level, and as discussed in Note 10, Segment Information, during the first quarter of 2017, it announced a change in organizational structure to better align with the Company’s strategic direction. This change in the Company’s operating segments will also result in a change in reporting units. The Company is currently in the process of calculating the allocation of goodwill for the new reporting units, which are expected to coincide with the new operating segments - ACI On Demand and ACI On Premise.

Recently Issued Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (codified as “ASC 606”). ASC 606 will supersede the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company will adopt the standard effective January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. At this time, the Company has not selected a transition method as it is continuing to assess the data (historical and current) and system requirements under each method.

During 2016, the Company began its detailed assessment of the impact of ASC 606 and completed its initial assessment of the impact on its license, maintenance, and services revenues. This assessment continued during the three months ended March 31, 2017, with increased focus on the impact of ASC 606 on SaaS and Platform revenues, detailed review of customer contracts under ASC 606 for each revenue stream and identification of key data requirements for contract reviews. The Company has considered the data required to comply with the expanded disclosures required under the new standard and has begun the process of identifying and resolving any data gaps. While the Company continues to evaluate the method of transition and the impact of the standard on its consolidated financial statements and related disclosures, the Company cannot estimate the quantitative impact of adopting the new standard at this time. However, the Company currently believes that the most significant impacts relate to changes in the timing of recognition for software license revenues and sales commission expenses and the expanded qualitative and quantitative disclosures required under the new standard. The Company expects revenue related to maintenance, services, and SaaS and Platform to remain substantially unchanged.

As it relates to software license revenues, under ASC 606 the Company expects to recognize revenue in advance of billings for software license arrangements with extended payment terms as opposed to when payments become due and payable. Additionally, the Company expects that those same software license arrangements may contain a significant financing component which could result in a change in the amount of the contract value that is allocated to software license revenue. Because the requirement to have vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements is eliminated under the new standard, the Company expects the amounts allocated to software license, maintenance and services revenues for most software license arrangements to be recognized as each element is delivered or provided to the customer. Under current U.S. GAAP, when software license arrangements include post contract customer support (maintenance or “PCS”) terms that fail to achieve VSOE of fair value the Company recognizes all revenues in the arrangement ratably over a longer service period.

The Company has determined that its SaaS-based and Platform-based arrangements represent a single promise to provide continuous access (i.e. a stand-ready obligation) to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers. As each day of providing access to the software solution(s) is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its SaaS-based and Platform-based arrangements include a single performance obligation comprised of a series of distinct services. The Company’s SaaS-based and Platform-based arrangements may include fixed consideration, variable consideration or a combination of the two. Variable consideration in these arrangements is typically a function of a tier-based pricing structure that provides that customer with levels of transaction volume that “reset” with varying frequencies (e.g. monthly, quarterly or annually) and the corresponding rate per transaction within each level. Depending upon the structure of a particular arrangement, the Company will either: (1) allocate the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e. direct allocation), (2) estimate total variable consideration at contract inception (giving consideration to any constraints that may apply) and recognize the total transaction price over the contract term or (3) apply ‘right to invoice’ practical expedient. At this time, the Company believes that revenue from most of its SaaS-based and Platform-based arrangements will be recognized under the direct allocation method or by applying the ‘right to invoice’ practical expedient, which will result in the same pattern of recognition as under current U.S. GAAP.

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

2. Divestiture

Community Financial Services

On March 3, 2016, the Company completed the sale of its Community Financial Services (“CFS”) related assets and liabilities, to Fiserv, Inc. (“Fiserv”) for $200.0 million. The sale of CFS, which was not aligned with the Company’s long-term strategy, is part of the Company’s ongoing efforts to expand as a provider of software products, SaaS, and Platform solutions facilitating real-time electronic and eCommerce payments for large financial institutions, intermediaries, retailers, and billers worldwide. The sale included employee agreements and customer contracts as well as technology assets and intellectual property.

For the three months ended March 31, 2016, the Company recognized a net after-tax gain of $93.7 million on the sale of assets to Fiserv.

The Company and Fiserv also entered into a Transition Services Agreement (“TSA”), whereby the Company continues to perform certain functions on Fiserv’s behalf during a migration period not to exceed 18 months from the date of the sale. The TSA is meant to reimburse the Company for direct costs incurred in order to provide such functions, which are no longer generating revenue for the Company.

3. Debt

As of March 31, 2017, the Company had $409.8 million and $300.0 million outstanding under its Term Credit Facility and Senior Notes, respectively, with up to $492.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $7.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

Credit Agreement

On February 24, 2017, the Company entered into an amended and restated credit agreement (the “Credit Agreement”), replacing the existing agreement, with a syndicate of financial institutions, as lenders, and Bank of America, N.A. (“BofA”), as Administrative Agent, providing for revolving loans, swingline loans, letters of credit, and a term loan. The Credit Agreement consists of a five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes a sublimit for the issuance of standby letters of credit and a sublimit for swingline loans, and $415.0 million under the five-year senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment.

The loans under the Credit Facility may be made to, and the letters of credit under the Revolving Credit Facility may be issued on behalf of the Company. On February 24, 2017, the Company borrowed an aggregate principal amount of $12.0 million under the Revolving Credit Facility and borrowed $415.0 million under the Term Credit Facility.

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect at March 31, 2017 for the Credit Facility was 2.95%.

In addition to paying interest on the outstanding principal under the Credit Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBOR rate borrowings under the Revolving Credit Facility on a per annum basis, payable quarterly in arrears, as well as customary fronting fees for the issuance of letters of credit fees and agency fees.

The Company’s obligations under the Credit Facility and certain hedging arrangements and cash management arrangements entered into with lenders under the Credit Facility (or affiliates thereof) and the obligations of the subsidiary guarantors are secured by first-priority security interests in substantially all assets of the Company and any guarantor, including 100% of the capital stock of ACI Worldwide Corp. and each domestic subsidiary of the Company, each domestic subsidiary of any guarantor, and 65% of the voting capital stock of each foreign subsidiary of the Company that is directly owned by the Company or a guarantor, in each case subject to certain exclusions set forth in the credit documentation governing the Credit Facility.

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability and, as applicable, the ability of its subsidiaries to: create, incur, assume or suffer to exist any additional indebtedness; create, incur, assume or suffer to exist any liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, consolidate or enter into any similar combination or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; directly or indirectly engage in transactions with affiliates; alter in any material respect the character or conduct of the business; enter into amendments of or waivers under subordinated indebtedness, organizational documents and certain other material agreements; and hold certain assets and incur certain liabilities.

The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility.

Letter of Credit

On February 29, 2016, the Company entered into a standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $25.0 million. On October 26, 2016, the Letter of Credit was renewed at $7.5 million, which expires on June 30, 2017. At any time the Company may request to close the Letter of Credit. The Letter of Credit reduces the maximum available borrowings under the Revolving Credit Facility to $492.5 million. Upon expiration of the Letter of Credit, maximum borrowing capacity will be $500.0 million.

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

Maturities on long-term debt outstanding at March 31, 2017 are as follows:

Fiscal year ending December 31,
(in thousands)
2017	$15,563
2018	20,750
2019	31,125
2020	331,125
2021	41,500
Thereafter	269,750

Total	$709,813

The Credit Agreement and Senior Notes also contain certain customary mandatory prepayment provisions. If certain events, as specified in the Credit Agreement or Senior Notes agreement, shall occur, the Company may be required to repay all or a portion of the amounts outstanding under the Credit Facility or Senior Notes.

The Credit Facility will mature on February 24, 2022 and the Senior Notes will mature on August 15, 2020. The Revolving Credit Facility and Senior Notes do not amortize and the Term Credit Facility does amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of March 31, 2017, and at all times during the period, the Company was in compliance with its financial debt covenants.

(in thousands)	As of March 31, 2017	As of December 31, 2016
Term credit facility	$409,813	$365,290
Revolving credit facility	—	88,000
6.375% Senior Notes, due August 2020	300,000	300,000
Debt issuance costs	(12,979)	(9,372)

Total debt	696,834	743,918
Less current portion of term credit facility	20,750	95,293
Less current portion of debt issuance costs	(3,049)	(4,970)

Total long-term debt	$679,133	$653,595

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “ESPP”), a total of 4,500,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three months ended March 31, 2017 and 2016 totaled 44,685 and 50,876, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2016	6,791,375	$15.54
Granted	864,800	20.12
Exercised	(529,697)	13.28
Forfeited	(103,751)	18.12
Expired	(14,783)	20.42

Outstanding as of March 31, 2017	7,007,944	$16.23	7.07	$36,159,173

Exercisable as of March 31, 2017	4,167,453	$14.45	5.78	$28,920,839

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $6.24 and $5.54, respectively. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2017 and 2016. The total intrinsic value of stock options exercised during the three months ended March 31, 2017 and 2016 was $4.6 million and $0.2 million, respectively.

The fair value of options that do not vest based on the achievement of certain market conditions granted during the three months ended March 31, 2017 and 2016 were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Expected life (years)	5.6	5.9
Interest rate	1.9%	1.2%
Volatility	29.4%	29.7%
Dividend yield	—	—

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

With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the following weighted-average assumptions:

Three Months Ended
March 31, 2016
Expected life (years)	7.5
Interest rate	1.6%
Volatility	41.6%
Dividend yield	—

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of March 31, 2017 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2016	1,738,056	$18.45
Granted	553,549	20.12
Forfeited	(51,706)	18.24

Nonvested as of March 31, 2017	2,239,899	$18.87

A summary of nonvested restricted share awards (“RSAs”) as of March 31, 2017 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2016	172,108	$20.62
Granted	446,702	20.12
Forfeited	(18,182)	22.90

Nonvested as of March 31, 2017	600,628	$20.18

A summary of nonvested Performance-Based Restricted Share Awards (“PBRSAs”) as of March 31, 2017 and changes during the period are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2016	683,667	$23.25
Vested	(305,136)	21.89
Forfeited	(5,536)	23.21
Change in attainment for 2015 grants	(13,592)	23.25

Nonvested as of March 31, 2017	359,403	$24.41

During the three months ended March 31, 2017, a total of 305,136 shares of the PBRSAs vested. The Company withheld 109,198 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Through December 31, 2016, the Company had accrued the compensation costs assuming an attainment level of 100% for the PBRSA grants vesting based upon forecasted 2016 earnings before income taxes, interest, depreciation and amortization (“EBITDA”). During the three months ended March 31, 2017, the Company changed the expected attainment on the PBRSAs vesting in June 2017 and June 2018 from 100% to 98% based upon actual results of the related performance target.

A summary of nonvested Retention Restricted Share Awards (“Retention RSAs”) as of March 31, 2017 and changes during the period are as follows:

Nonvested Retention Restricted Share Awards	Number of Retention Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2016	205,540	$17.89
Vested	(151,871)	17.89

Nonvested as of March 31, 2017	53,669	$17.89

During the three months ended March 31, 2017, a total of 151,871 shares of the Retention RSAs vested. The Company withheld 52,769 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested PAY.ON RSAs as of March 31, 2017 and changes during the period are as follows:

Nonvested PAY.ON RSAs	Number of PAY.ON RSAs	Grant Date Fair Value
Nonvested at December 31, 2016	238,376	$23.60
Forfeited	(119,188)	23.60

Nonvested at March 31, 2017	119,188	$23.60

During the three months ended March 31, 2017, the Company granted total shareholder return (“TSR”) awards, pursuant to the 2016 Equity and Performance Incentive Plan, to certain executive officers. TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. In order to determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for TSRs over a three-year performance period based on the grant date fair value. The grant date fair value of the TSRs was estimated using the following weighted-average assumptions:

Three Months Ended
March 31, 2017
Expected life (years)	2.9
Interest rate	1.5%
Volatility	26.5%
Dividend Yield	—

A summary of nonvested TSRs outstanding as of March 31, 2017 and changes during the period are as follows:

Nonvested Total Shareholder Return Awards	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2016	—	$—
Granted	233,077	24.37

Nonvested as of March 31, 2017	233,077	$24.37

As of March 31, 2017, there were unrecognized compensation costs of $15.1 million related to nonvested stock options, $9.8 million related to the nonvested RSAs, $25.7 million related to the LTIP performance shares, $2.2 million related to nonvested PBRSAs, $0.2 million related to nonvested Retention RSAs, and $5.2 million related to the TSR shares, which the Company expects to recognize over weighted-average periods of 2.0 years, 2.7 years, 2.3 years, 1.0 years, 0.3 years, and 2.9 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718 for the three months ended March 31, 2017 and 2016 related to stock options, LTIP performance shares, RSAs, PBRSAs, Retention RSAs, TSR shares and the ESPP of $6.3 million and $9.7 million, respectively, with corresponding tax benefits of $2.2 million and $3.6 million, respectively. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period. The Company recognizes compensation costs for stock option awards that vest with service and market-based conditions on a straight-line basis over the longer of the requisite service period or the estimated period to meet the defined market-based condition.

5. Software and Other Intangible Assets

At March 31, 2017, software net book value totaling $175.7 million, net of $194.7 million of accumulated amortization, includes the net book value of software marketed for external sale of $49.2 million. The remaining software net book value of $126.5 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2016, software net book value totaled $185.5 million, net of $195.0 million of accumulated amortization. Included in this amount is software marketed for external sale of $52.3 million. The remaining software net book value of $133.2 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended March 31, 2017 and 2016 totaled $3.3 million. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our SaaS offerings. Amortization of software for internal use of $11.3 million and $11.9 million for the three months ended March 31, 2017 and 2016, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$298,038	$(101,405)	$196,633	$295,730	$(96,356)	$199,374
Trademarks and tradenames	16,102	(12,239)	3,863	16,019	(11,759)	4,260

	$314,140	$(113,644)	$200,496	$311,749	$(108,115)	$203,634

Other intangible assets amortization expense for the three months ended March 31, 2017 and 2016 totaled $4.8 million and $5.8 million, respectively.

Based on capitalized software and other intangible assets at March 31, 2017, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2017	$41,263	$14,390
2018	42,444	18,683
2019	34,426	18,148
2020	26,307	17,277
2021	18,294	16,809
2022	7,906	16,651
Thereafter	5,068	98,538

Total	$175,708	$200,496

6. Corporate Restructuring and Other Organizational Changes

The components of corporate restructuring and other reorganization activities are included in the following table:

(in thousands)	Facility Closures
Balance, December 31, 2016	$4,559
Amounts paid during the period	(284)
Foreign currency translation	38

Balance, March 31, 2017	$4,313

Of the $4.3 million facility closure liability, $1.0 million and $3.3 million is recorded in other current and noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet at March 31, 2017.

7. Common Stock and Treasury Stock

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

The Company did not repurchase any shares under the program during the three months ended March 31, 2017. Under the program to date, the Company has repurchased 40,129,393 shares for approximately $455.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $78.2 million as of March 31, 2017.

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding:
Basic weighted average shares outstanding	116,610	118,679
Add: Dilutive effect of stock options	—	1,259

Diluted weighted average shares outstanding	116,610	119,938

The diluted earnings (loss) per share computation excludes 10.5 million and 5.3 million options to purchase shares, contingently issuable shares and restricted share awards during the three months ended March 31, 2017 and 2016, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2017 and December 31, 2016 was 118,039,416 and 117,336,797, respectively.

9. Other

Other is comprised of foreign currency transaction gains (losses) of $0.6 million and ($0.3) million for the three months ended March 31, 2017 and 2016, respectively.

10. Segment Information

In January 2017, the Company announced a change in organizational structure to align with its strategic direction. As a result, beginning in the first quarter of 2017, the Company reports financial performance based on its new segments, ACI On Premise and ACI On Demand, and analyzes operating income as a measure of segment profitability.

The Company’s chief operating decision maker (“CODM”), which is also our Chief Executive Officer, together with other senior management personnel, focus their review of consolidated financial information and the allocation of resources based upon the operating results, including revenues and operating income, for the segments ACI On Premise and ACI On Demand, separate from the Corporate operations.

ACI On Premise serves customers who manage their software on site. These on premise customers use the Company’s software to develop sophisticated, custom solutions, which are often part of a larger system located and managed at the customer site. These customers require a level of control, customization, and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

ACI On Demand serves the needs of retail and financial institutions who use payments to facilitate their core business. The Company sees an increasing number of customers opting for software as a service and platform as a service offerings, which offer reduced complexity and cost as well as the ability to rapidly implement and scale.

Revenue is attributed to the reportable segments based upon the product sold and mechanism for delivery to the customer.

Expenses are attributed to the reportable segments in one of three methods, (1) direct costs of the segment, (2) labor costs that can be attributed based upon time tracking for individual products, or (3) costs that are allocated. Allocated costs are generally marketing and sales related activities as well as information technology and facilities related expense for which multiple segments benefit. The Company also allocates certain depreciation costs to the segments.

Corporate and other consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, amortization of acquisition-related intangibles, and other costs that are not considered when management evaluates segment performance. For the three-months ended March 31, 2016, Corporate and other also includes revenue and operating income from the operations and sale of CFS related assets and liabilities of $15.4 million and $152.2 million, respectively.

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
ACI On Premise	$131,908	$112,040
ACI On Demand	99,554	98,610
Corporate and other	—	15,416

	$231,462	$226,066

Depreciation and amortization expense:
ACI On Premise	$3,261	$3,915
ACI On Demand	8,388	7,422
Corporate and other	13,989	15,175

	$25,638	$26,512

Stock-based compensation expense:
ACI On Premise	$1,216	$1,866
ACI On Demand	1,214	1,861
Corporate and other	3,867	5,984

	$6,297	$9,711

Operating income (loss):
ACI On Premise	$63,918	$35,581
ACI On Demand	(16,609)	(8,822)
Corporate and other	(43,686)	109,953

	$3,623	$136,712

Assets are not allocated to segments and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is selected financial data for the Company’s geographical areas for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
United States	$135,002	$133,365
Other	96,460	92,701

	$231,462	$226,066

	March 31, 2017	December 31, 2016
Long lived assets
United States	$783,950	$752,442
United Kingdom	202,915	204,193
Other	417,634	460,190

	$1,404,499	$1,416,825

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2017 and 2016. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2017 and 2016.

11. Income Taxes

The effective tax rate for the three months ended March 31, 2017 was 72%. The earnings of the Company’s foreign entities for the three months ended March 31, 2017 were $8.7 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2017 was negatively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates, partially offset by losses in other foreign jurisdictions taxed at lower rates

The effective tax rate for the three months ended March 31, 2016 was 29%. The earnings of the Company’s foreign entities for the three months ended March 31, 2016 were $6.9 million. The effective tax rate for the three months ended March 31, 2016 was reduced by foreign profits taxed at lower rates. The effective tax rate was also reduced by a release of $10.1 million valuation allowance previously established against foreign tax credits that are now expected to be fully utilized as a result of the sale of the Community Financial Services assets and liabilities.

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

The amount of unrecognized tax benefits for uncertain tax positions was $24.5 million as of March 31, 2017 and $24.3 million as of December 31, 2016, excluding related liabilities for interest and penalties of $1.8 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.6 million, due to the settlement of various audits and the expiration of statutes of limitation.

12. Commitments and Contingencies

Legal Proceedings

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagrees with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions, on March 31, 2016, ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI on its counterclaims, and oral arguments were held before the Nebraska Supreme Court on March 3, 2017. While there necessarily can be no assurance of the result of the litigation, the Company has determined that it does not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, the Company has not accrued for this litigation.

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at March 31, 2017.

13. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the three months ended March 31, 2017, which consists of foreign currency translation adjustments, were as follows:

Accumulated other comprehensive loss
Balance at December 31, 2016	$(94,100)
Other comprehensive income	6,051

Balance at March 31, 2017	$(88,049)

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic products, Universal Payments solutions;

•	demand for our products;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	our strategy to migrate customers to our next generation products;

•	our strategy to migrate customers to SaaS and Platform software solutions;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	compliance of our products with applicable legislation, governmental regulations, and industry standards;

•	failing to comply with money transmitter rules and regulations;

•	our compliance with privacy regulations;

•	being subject to security breaches or viruses;

•	the protection of our intellectual property;

•	risks from increasing intellectual property rights litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	operating internationally;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	the appeal of the judgment in excess of $46.5 million against us in the BHMI litigation, for which there is no assurance we will be successful in overturning that judgment;

•	our assessment that we do not have a probable loss with respect to the BHMI litigation and that the amount of any loss cannot be reasonably estimated;

•	risks from potential future litigation;

•	our sale of Community Financial Services (“CFS”) assets and liabilities to Fiserv, Inc. (“Fiserv”), including potential claims arising under the transaction agreement, the transition services agreement or with respect to retained liabilities;

•	future acquisitions, strategic partnerships, and investments;

•	impairment of our goodwill or intangible assets;

•	restrictions and other financial covenants in our credit facility;

•	difficulty meeting our debt service requirements;

•	the accuracy of our backlog estimates;

•	exposure to unknown tax liabilities;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed March 1, 2017. Results for the three months ended March 31, 2017, are not necessarily indicative of results that may be attained in the future.

Overview

ACI Worldwide, the Universal Payments (“UP”) company, powers electronic payments for more than 5,100 organizations around the world. More than 1,000 of the largest financial institutions and intermediaries, as well as thousands of global merchants, rely on ACI to execute $14 trillion each day in payments and securities. In addition, thousands of organizations utilize our electronic bill presentment and payment services. Through our comprehensive suite of software as a service (“SaaS”) and platform as a service (“Platform”) solutions, we deliver real-time, immediate payments capabilities, and enable a complete omni-channel payments experience.

Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA, and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. These products and solutions are used globally by financial institutions, retailers and billers and intermediaries, such as third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including ATMs, retail point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and Internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide, ACI Universal Payment, and ACI UP brands.

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We recently increased our SaaS and Platform capabilities with a new data center in Ireland allowing our SaaS and Platform solutions to be more-broadly offered in the European market. We also continue to grow centers of expertise in Timisoara, Romania and Pune and Bangalore in India, as well as key operational centers such as Capetown, South Africa and in multiple locations in the United States.

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

Adoption of cloud technology. In an effort to leverage lower-cost computing technologies, some financial institutions, merchants, and electronic payment processors are seeking to transition their systems to make use of cloud technology. Our investments provide us the grounding to deliver cloud capabilities in the future. Market sizing data from Ovum indicates that spend on SaaS and Platform payment systems is growing faster than spend on installed applications.

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

Divestiture

Community Financial Services

On March 3, 2016, we completed the sale of our CFS related assets and liabilities to Fiserv for $200.0 million. The sale of CFS, which was not aligned with our long-term strategy, is part of the Company’s ongoing efforts to expand as a provider of software products and SaaS-based and Platform-based solutions facilitating real-time electronic and eCommerce payments for large financial institutions, intermediaries, retailers, and billers worldwide. The sale included employee agreements and customer contracts as well as technology assets and intellectual property.

For the three months ended March 31, 2016, we recognized a net after-tax gain of $93.7 million on sale of assets to Fiserv.

Backlog

Included in backlog estimates are all software license fees, maintenance fees and services fees (including SaaS and Platform) specified in executed contracts, as well as revenues from assumed contract renewals to the extent that we believe recognition of the related revenue will occur within the corresponding backlog period. We have historically included assumed renewals in backlog estimates based upon automatic renewal provisions in the executed contract and our historic experience with customer renewal rates.

Our 60-month backlog estimate represents expected revenues from existing customers using the following key assumptions:

•	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.

•	License, facilities management, and software as a service and platform as a service arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.

•	Non-recurring license arrangements are assumed to renew as recurring revenue streams.

•	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.

•	Our pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing our 60-month backlog estimate, the following items are specifically not taken into account:

•	Anticipated increases in transaction, account, or processing volumes in customer systems.

•	Optional annual uplifts or inflationary increases in recurring fees.

•	Services engagements, other than facilities management and software as a service and platform as a service engagements, are not assumed to renew over the 60-month backlog period.

•	The potential impact of merger activity within our markets and/or customers.

We review our customer renewal experience on an annual basis. The impact of this review and subsequent update may result in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2017 and December 31, 2016 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2017	December 31, 2016
ACI On Premise	$1,709	$1,718
ACI On Demand	2,303	2,298

Total	$4,012	$4,016

	March 31, 2017	December 31, 2016
Committed	$1,914	$1,930
Renewal	2,098	2,086

Total	$4,012	$4,016

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and SaaS and Platform processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by geographic segment, as of March 31, 2017 and December 31, 2016 (in millions). For all periods reported, approximately 75% of our 12-month backlog estimate is committed backlog and approximately 25% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	March 31, 2017			December 31, 2016
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
ACI On Premise	$294	$77	$371	$298	$79	$377
ACI On Demand	443	—	443	439	—	439

Total	$737	$77	$814	$737	$79	$816

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2017				2016
	Amount	% of Total Revenue	$ Change vs 2016	% Change vs 2016	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$99,447	43%	$(12,289)	-11%	$111,736	49%
Initial license fees (ILFs)	40,594	18%	20,229	99%	20,365	9%
Monthly license fees (MLFs)	18,787	8%	1,729	10%	17,058	8%

License	59,381	26%	21,958	59%	37,423	17%
Maintenance	54,471	24%	(2,860)	-5%	57,331	25%
Services	18,163	8%	(1,413)	-7%	19,576	9%

Total revenues	231,462	100%	5,396	2%	226,066	100%

Operating expenses:
Cost of revenue	108,543	47%	(9,891)	-8%	118,434	52%
Research and development	37,285	16%	(6,319)	-14%	43,604	19%
Selling and marketing	27,137	12%	(2,855)	-10%	29,992	13%
General and administrative	32,503	14%	6,435	25%	26,068	12%
Gain on sale of CFS assets	—	0%	151,952	-100%	(151,952)	-67%
Depreciation and amortization	22,371	10%	(837)	-4%	23,208	10%

Total operating expenses	227,839	98%	138,485	155%	89,354	40%

Operating income (loss)	3,623	2%	(133,089)	-97%	136,712	60%

Other income (expense):
Interest expense	(10,160)	-4%	254	-2%	(10,414)	-5%
Interest income	106	0%	(44)	-29%	150	0%
Other, net	649	0%	983	-294%	(334)	0%

Total other income (expense)	(9,405)	-4%	1,193	-11%	(10,598)	-5%

Loss before income taxes	(5,782)	-2%	(131,896)	-105%	126,114	56%
Income tax expense (benefit)	(4,174)	-2%	(41,144)	-111%	36,970	16%

Net income (loss)	$(1,608)	-1%	$(90,752)	-102%	$89,144	39%

Three-Month Period Ended March 31, 2017 Compared to the Three-Month Period Ended March 31, 2016

Revenues

Total revenue for the three months ended March 31, 2017, increased $5.4 million, or 2%, as compared to the same period in 2016. The increase is the result of a $22.0 million, or 59%, increase in license revenue, partially offset by a $12.3 million, or 11%, decrease in SaaS and Platform revenue, a $2.9 million, or 5%, decrease in maintenance revenue, and a $1.4 million, or 7%, decrease in services revenue.

The CFS divestiture resulted in a $15.4 million decrease in total revenue for the three months ended March 31, 2017. Total revenue was $1.2 million lower for the three months ended March 31, 2017, compared to the same period in 2016 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total revenue for the three months ended March 31, 2017, increased $22.0 million, or 10%, compared to the same period in 2016 primarily as a result of an increase in initial license fees, monthly license fees, and SaaS and Platform revenue partially offset by decreases in maintenance and services revenue.

Software as a Service (“SaaS”) and Platform as a Service (“Platform”) Revenue

SaaS and Platform revenue includes fees earned through SaaS-based and Platform-based arrangements. All revenue from these arrangements that does not qualify for treatment as a separate unit of accounting, which includes set-up fees, implementation or customization services, and product support services, are included in SaaS and Platform revenue.

SaaS and Platform revenue decreased $12.3 million, or 11%, during the three months ended March 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in decreased SaaS and Platform revenue of $13.5 million during the three months ended March 31, 2017. Total SaaS and Platform revenue was $0.7 million lower for the three months ended March 31, 2017, compared to the same period in 2016 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total SaaS and Platform revenue for the three months ended March 31, 2017, increased $1.9 million, or 2%, compared to the same period in 2016, which is primarily attributed to new customers adopting our SaaS and Platform-based offerings and existing customers adding new functionality or increasing processing.

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

Initial license revenue increased $20.2 million, or 99%, during the three months ended March 31, 2017, as compared to the same period in 2016. The increase in initial license revenue was primarily driven by an increase in capacity related and non-capacity related license revenue of $9.9 million and $10.3 million, respectively, for the three months ended March 31, 2017, compared to the same period in 2016. The increase in capacity related license revenue was attributable to the timing and relative size of capacity events during the three months ended March 31, 2017, as compared to the same period in 2016. The increase in non-capacity related license revenue was largely attributable to the execution of several license arrangements during the three months ended March 31, 2017, as compared to the same period in 2016.

Total initial license revenue was $0.5 million higher for the three months ended March 31, 2017, compared to the same period in 2016 due to the impact of certain foreign currencies strengthening against the U.S. dollar and the magnitude in which initial license revenue was recognized in those foreign currencies. Excluding the impact of foreign currency, total initial license revenue for the three months ended March 31, 2017, increased $19.7 million, or 97%, compared to the same period in 2016.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue.

Monthly license revenue increased $1.7 million, or 10%, during the three months ended March 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in decreased monthly license revenue of $0.4 million during the three months ended March 31, 2017. Total monthly license revenue was $0.3 million lower for the three months ended March 31, 2017, compared to the same period in 2016 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total monthly license revenue for the three months ended March 31, 2017, increased $2.4 million, or 14%, compared to the same period in 2016.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue during the three months ended March 31, 2017, as compared to the same period in 2016 decreased $2.9 million, or 5%. The CFS divestiture resulted in decreased maintenance revenue of $0.4 million during the three months ended March 31, 2017. Total maintenance revenue was $0.7 million lower for the three months ended March 31, 2017, as compared to the same period in 2016 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total maintenance revenue for the three months ended March 31, 2017, decreased $1.8 million, or 3%, compared to the same period in 2016.

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

Services revenue during the three months ended March 31, 2017, as compared to the same period in 2016 decreased by $1.4 million, or 7%. The CFS divestiture resulted in decreased services revenue of $1.1 million during the three months ended March 31, 2017. Total services revenue was $0.1 million lower for the three months ended March 31, 2017, as compared to the same period in 2016 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total services revenue for the three months ended March, 31, 2017, decreased $0.2 million, or 1%, compared to the same period in 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 decreased $13.5 million, or 6%, as compared to the same period in 2016, excluding the gain on sale of CFS assets.

The CFS divestiture resulted in a $15.2 million decrease in total operating expenses for the three months ended March 31, 2017.

Total operating expenses were $1.6 million lower for the three months ended March 31, 2017, compared to the same period in 2016, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, operating expenses increased $3.3 million, or 1%, for the three months ended March 31, 2017, principally reflecting higher cost of revenue and general and administrative expenses, partially offset by lower research and development expenses and selling and marketing expenses.

Cost of Revenue

Cost of revenue includes costs to provide SaaS and Platform services, third-party royalties, amortization of purchased and developed software for resale, the costs of maintaining our software products, as well as the costs required to deliver, install, and support software at customer sites. SaaS and Platform service costs include payment card interchange fees, assessments payable to banks, and payment card processing fees. Maintenance costs include the efforts associated with providing the customer with upgrades, 24-hour help desk, post go-live (remote) support, and production-type support for software that was previously installed at a customer location. Service costs include human resource costs and other incidental costs such as travel and training required for both pre go-live and post go-live support. Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support.

Cost of revenue decreased $9.9 million, or 8%, during the three months ended March 31, 2017, compared to the same period in 2016. The CFS divestiture resulted in a decrease of $10.4 million in cost of revenue for the three months ended March 31, 2017. Cost of revenue was approximately $0.8 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, cost of revenue increased $1.3 million, or 1%, for the three months ended March 31, 2017, primarily due to a $4.5 million increase in interchange processing fees, partially offset by lower personnel and related expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D decreased $6.3 million, or 14%, during the three months ended March 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a decrease of $1.6 million in R&D for the three months ended March 31, 2017. Excluding the impact of CFS, research and development expenses decreased $4.7 million, or 11%, for the three months ended March 31, 2017, primarily due to a decrease in personnel and related expenses, including a $2.6 million decrease in stock-based compensation.

Selling and Marketing

Selling and marketing includes both the costs related to selling our products to current and prospective customers as well as the costs related to promoting the Company, its products and the research efforts required to measure customers’ future needs and satisfaction levels. Selling costs are primarily the human resource and travel costs related to the effort expended to license our products and services to current and potential clients within defined territories and/or industries as well as the management of the overall relationship with customer accounts. Selling costs also include the costs associated with assisting distributors in their efforts to sell our products and services in their respective local markets. Marketing costs include costs incurred to promote the Company and its products, perform or acquire market research to help the Company better understand impending changes in customer demand for and of our products, and the costs associated with measuring customers’ opinions toward the Company, our products and personnel.

Selling and marketing expense decreased $2.9 million, or 10%, during the three months ended March 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a decrease of $1.6 million in selling and marketing for the three months ended March 31, 2017. Selling and marketing was $0.4 million lower for the three months ended March 31, 2017, as compared to the same period in 2016, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, selling and marketing expense decreased $0.9 million, or 3%, for the three months ended March 31, 2017, due to a decrease in personnel and related expenses as a result of a decrease in new bookings.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $6.4 million, or 25%, during the three months ended March 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a decrease in general and administrative of $1.0 million for the three months ended March 31, 2017. General and administrative was approximately $0.2 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, general and administrative increased $7.6 million, 30%, for the three months ended March 31, 2017, due to a $2.4 million increase in divestiture and integration related expenditures, a $0.5 million increase in personnel and related expenses, a $1.0 million increase in bad debt expense, and a $3.7 million increase in professional and other fees.

Gain on Sale of CFS Assets

On March 3, 2016, the Company completed the sale of its CFS related assets and liabilities to Fiserv for $200.0 million and recognized a pre-tax gain of $152.0 million.

Depreciation and Amortization

Depreciation and amortization decreased $0.8 million, or 4%, during the three months ended March 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a $0.6 million decrease in depreciation and amortization for the three months ended March 31, 2017. Excluding the impact of CFS, depreciation and amortization decreased $0.2 million due to the impact of foreign currencies weakening against the U.S. dollar.

Other Income and Expense

Interest expense for the three months ended March 31, 2017 decreased $0.3 million, or 2%, as compared to the same period in 2016 primarily due to lower comparative debt balances during the first three months of 2017.

Other, net consists of foreign currency gain (loss) and other non-operating items. Foreign currency gain (losses) for the three months ended March 31, 2017 and 2016 were $0.6 million and ($0.3) million, respectively.

Income Taxes

The effective tax rate for the three months ended March 31, 2017 was 72%. The earnings of our foreign entities for the three months ended March 31, 2017 were $8.7 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended March 31, 2017 was negatively impacted by profits in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates, partially offset by losses in other foreign jurisdictions taxed at lower rates.

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

Segment Results

In January 2017, the Company announced a change in organizational structure to align with its strategic direction. As a result, beginning in the first quarter of 2017, the Company reports financial performance based on its new segments, ACI On Premise and ACI On Demand, and analyzes operating income as a measure of segment profitability.

The Company’s chief operating decision maker (“CODM”), which is also our Chief Executive Officer, together with other senior management personnel, focus their review of consolidated financial information and the allocation of resources based upon the operating results, including revenues and operating income, for the segments ACI On Premise and ACI On Demand, separate from the Corporate operations.

ACI On Premise serves customers who manage their software on site. These on premise customers use the Company’s software to develop sophisticated, custom solutions, which are often part of a larger system located and managed at the customer site. These customers require a level of control, customization, and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

ACI On Demand serves the needs of retail and financial institutions who use payments to facilitate their core business. The Company sees an increasing number of customers opting for software as a service and platform as a service offerings, which offer reduced complexity and cost as well as the ability to rapidly implement and scale.

Revenue is attributed to the reportable segments based upon the product sold and mechanism for delivery to the customer. Expenses are attributed to the reportable segments in one of three methods, (1) direct costs of the segment, (2) labor costs that can be attributed based upon time tracking for individual products, or (3) costs that are allocated. Allocated costs are generally marketing and sales related activities as well as information technology and facilities related expense for which multiple segments benefit. The Company also allocates certain depreciation costs to the segments.

Corporate and other consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, amortization of acquisition-related intangibles, and other costs that are not considered when management evaluates segment performance. For the three-months ended March 31, 2016, Corporate and other also includes revenue and operating income from the operations and sale of CFS related assets and liabilities of $15.4 million and $152.2 million, respectively.

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
ACI On Premise	$131,908	$112,040
ACI On Demand	99,554	98,610
Corporate and other	—	15,416

	$231,462	$226,066

Depreciation and amortization expense:
ACI On Premise	$3,261	$3,915
ACI On Demand	8,388	7,422
Corporate and other	13,989	15,175

	$25,638	$26,512

Stock-based compensation expense:
ACI On Premise	$1,216	$1,866
ACI On Demand	1,214	1,861
Corporate and other	3,867	5,984

	$6,297	$9,711

Operating income (loss):
ACI On Premise	$63,918	$35,581
ACI On Demand	(16,609)	(8,822)
Corporate and other	(43,686)	109,953

	$3,623	$136,712

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

Available Liquidity

The following table sets forth our available liquidity for the periods indicated (amount in thousands):

	Three Months Ended March 31,
	2017	2016
Cash and cash equivalents	$99,744	$94,369
Availability under Revolving Credit Facility	492,500	190,000

Total liquidity	$592,244	$284,369

The increase in total liquidity is primarily attributable to additional committed credit facilities of $302.5 million (in accordance with the February 24, 2017 amendment to the Credit Agreement) and positive operating free cash flow of $76.3 million partially offset by net repayments of $43.5 million on the Credit Facility, $5.3 million of payments related to debt issuance costs and $4.5 million of payments on other debt and capital leases.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2017, $57.4 million of the $99.7 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used by):
Operating activities	$85,686	$38,523
Investing activities	(12,405)	177,096
Financing activities	(48,873)	(224,614)

Cash Flows from Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2017 was $85.7 million as compared to $38.5 million during the same period in 2016. The comparative period increase was primarily due to the timing of payments and cash collections from customers during the first three months of 2017 compared to the same period in 2016. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities

During the first three months of 2017, we used cash of $12.4 million to purchase software, property and equipment, as compared to $15.9 million during the same period in 2016. During the first three months of 2016, we received proceeds of $200.0 million from the sale of the CFS related assets and liabilities.

Cash Flows from Financing Activities

Net cash flows used by financing activities for the three months ended March 31, 2017 was $48.9 million as compared to $224.6 million during the same period in 2016. During the first three months of 2017, we received net proceeds of $44.5 million on the Term Credit Facility and repaid a net $88.0 million on the Revolving Credit Facility. In addition, during the first three months of 2017, we received proceeds of $7.7 million from the exercises of stock options and the issuance of common stock under our 2005 Employee Stock Purchase Plan, as amended, and used $3.2 million for the repurchase of restricted stock for tax withholdings. During the three months ended March 31, 2016, we used a portion of the proceeds from the CFS divestiture to repay $143.0 million of the Revolving Credit Facility and $23.8 million of the Term Facility. We used $52.4 million to repurchase shares of our common stock during the first three months of 2016. In addition, during the first three months of 2016, we received proceeds of $1.0 million from the exercises of stock options and the issuance of common stock under our 2005 Employee Stock Purchase Plan, as amended, and used less than $0.1 million for the repurchase of restricted stock for tax withholdings.

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

Operating Free Cash Flow

We define operating free cash flow (which is a non-GAAP measure) as: (a) net cash provided by operating activities, (b) plus net after-tax payments associated with employee-related actions and facility closures, net after-tax payments associated with significant transaction-related expenses and European data center and cybersecurity capital expenditures, (c) less all other capital expenditures. Management utilizes this non-GAAP measure, and believes it is useful to investors, as an indicator of cash flow available for debt repayment and other investing activities, such as capital investments and acquisitions. Operating free cash flow should be considered in addition to, rather than as a substitute for, net cash provided by operating activities. However, this measure does not exclude mandatory debt service obligations and, therefore, does not represent the residual cash flow available for discretionary expenditures.

The following table sets forth operating free cash flow for the period indicated (amounts in thousands).

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$85,686	$38,523
Net after-tax payments associated with employee-related actions	2,441	1,889
Net after-tax payments associated with significant transaction related expenses	591	1,000
Less capital expenditures	(12,405)	(15,904)
Plus capital expenditures for European datacenter and cyber security	—	4,200

Operating free cash flow	$76,313	$29,708

Operating free cash flow was $76.3 for the three months ended March 31, 2017, an increase of $46.6 million, as compared to the same period in 2016.

Debt

As of March 31, 2017, we had $409.8 million outstanding under our Term Credit Facility, with up to $492.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. At March 31, 2017 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at March 31, 2017 was 2.95%.

On February 29, 2016, the Company entered into a standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $25.0 million. On October 26, 2016, the Letter of Credit was renewed at $7.5 million, which expires on June 30, 2017. At any time the Company may request to close the Letter of Credit. The Letter of Credit reduces the maximum available borrowings under the Revolving Credit Facility to $492.5 million. Upon expiration of the Letter of Credit, maximum borrowing capacity will be $500.0 million.

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

The Company did not repurchase any shares under the program during the three months ended March 31, 2017. Under the program to date, the Company has repurchased 40,129,393 shares for approximately $455.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $78.2 million as of March 31, 2017.

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

Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2017, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2016 other than the items below.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Term credit facility	$409,813	$20,750	$54,469	$334,594	$—
Term credit facility interest (1)	50,832	11,860	21,692	17,280	—

Total	$460,645	$32,610	$76,161	$351,874	$—

(1)	Based upon the Credit Facility debt outstanding and interest rate in effect at March 31, 2017 of 2.95%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at March 31, 2017 is $24.5 million.

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

During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed on March 1, 2017, for a more complete discussion of our critical accounting policies and estimates.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2017. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2017, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $709.8 million of debt outstanding at March 31, 2017 with $300.0 million in Senior Notes and $409.8 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.95% at March 31, 2017. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.2 million.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes during our quarter ended March 31, 2017 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended March 31, 2017, and determined that there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagrees with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions, on March 31, 2016, ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI on its counterclaims, and oral arguments were held before the Nebraska Supreme Court on March 3, 2017. While there necessarily can be no assurance of the result of the litigation, the Company has determined that it does not have a probable loss with respect to this litigation and that the amount of loss, if any, cannot be reasonably estimated. Accordingly, the Company has not accrued for this litigation.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2016. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2017 through January 31, 2017	52,769	(1)	$18.15	—	$78,235,000
February 1, 2017 through February 28, 2017	109,198	(1)	20.12	—	78,235,000
March 1, 2017 through March 31, 2017	—		—	—	78,235,000

Total	161,967		$19.48	—

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2017, 457,007 shares of the RSAs vested. We withheld 161,967 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Our Board of Directors approved an increase of $30.0 million, $100.0 million, and $52.1 million to the stock repurchase program in May 2006, March 2007, and February 2012, respectively, bringing the total of the approved program to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013 and again on February 24, 2014, our Board of Directors approved an additional $100.0 million for stock repurchases for a total additional $200.0 million. Approximately $78.2 million remains available at March 31, 2017. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.01(1)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02(2)	Amended and Restated Bylaws of the Company

4.01(3)	Form of Common Stock Certificate

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2013.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed February 27, 2017.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: May 4, 2017	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.01(1)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02(2)	Amended and Restated Bylaws of the Company

4.01(3)	Form of Common Stock Certificate

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed June 24, 2013.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed February 27, 2017.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.