Form 10-Q
period 2017-09-30
ACI WORLDWIDE, INC.
filed 2017-11-02
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 30, 2017, there were 118,579,224 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$67,930	$75,753
Receivables, net of allowances of $4,157 and $3,873, respectively	182,269	268,162
Recoverable income taxes	5,935	4,614
Prepaid expenses	25,620	25,884
Other current assets	24,968	33,578

Total current assets	306,722	407,991

Noncurrent assets
Property and equipment, net	79,883	78,950
Software, net	164,470	185,496
Goodwill	909,691	909,691
Intangible assets, net	195,098	203,634
Deferred income taxes, net	121,839	77,479
Other noncurrent assets	37,186	39,054

TOTAL ASSETS	$1,814,889	$1,902,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29,664	$42,873
Employee compensation	47,702	47,804
Current portion of long-term debt	17,772	90,323
Deferred revenue	109,179	105,191
Income taxes payable	7,659	11,334
Other current liabilities	53,016	78,841

Total current liabilities	264,992	376,366

Noncurrent liabilities
Deferred revenue	47,669	49,863
Long-term debt	674,394	653,595
Deferred income taxes, net	19,788	26,349
Other noncurrent liabilities	36,737	41,205

Total liabilities	1,043,580	1,147,378

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2017 and December 31, 2016	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2017 and December 31, 2016	702	702
Additional paid-in capital	620,974	600,344
Retained earnings	517,702	545,731
Treasury stock, at cost, 22,231,088 and 23,188,258 shares at September 30, 2017 and December 31, 2016, respectively	(288,495)	(297,760)
Accumulated other comprehensive loss	(79,574)	(94,100)

Total stockholders’ equity	771,309	754,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,814,889	$1,902,295

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Software as a service and platform as a service	$99,761	$96,169	$312,677	$310,170
License	50,017	43,256	163,578	114,189
Maintenance	56,349	57,741	166,829	175,404
Services	19,608	19,809	54,712	63,208

Total revenues	225,735	216,975	697,796	662,971

Operating expenses
Cost of revenue (1)	107,393	100,267	336,293	334,085
Research and development	33,935	42,210	106,189	132,235
Selling and marketing	25,236	29,874	81,190	88,661
General and administrative	25,302	31,390	130,332	91,978
Gain on sale of CFS assets	—	489	—	(151,463)
Depreciation and amortization	22,446	22,098	67,189	66,688

Total operating expenses	214,312	226,328	721,193	562,184

Operating income (loss)	11,423	(9,353)	(23,397)	100,787

Other income (expense)
Interest expense	(9,374)	(9,838)	(30,198)	(29,967)
Interest income	165	145	421	416
Other	(1,059)	2,794	(2,176)	4,483

Total other income (expense)	(10,268)	(6,899)	(31,953)	(25,068)

Income (loss) before income taxes	1,155	(16,252)	(55,350)	75,719
Income tax expense (benefit)	(2,233)	(6,426)	(27,321)	12,875

Net income (loss)	$3,388	$(9,826)	$(28,029)	$62,844

Earnings (loss) per common share
Basic	$0.03	$(0.08)	$(0.24)	$0.53
Diluted	$0.03	$(0.08)	$(0.24)	$0.53
Weighted average common shares outstanding
Basic	118,254	116,118	117,096	117,606
Diluted	119,743	116,118	117,096	118,971

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,388	$(9,826)	$(28,029)	$62,844

Other comprehensive income (loss):
Foreign currency translation adjustments	(594)	(2,228)	14,526	(4,887)

Total other comprehensive income (loss)	(594)	(2,228)	14,526	(4,887)

Comprehensive income (loss)	$2,794	$(12,054)	$(13,503)	$57,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(28,029)	$62,844
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	18,658	16,130
Amortization	58,114	59,708
Amortization of deferred debt issuance costs	3,537	4,198
Deferred income taxes	(37,707)	(1,561)
Stock-based compensation expense	22,724	33,812
Gain on sale of CFS assets	—	(151,463)
Other	1,094	(407)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	80,398	34,784
Accounts payable	(11,610)	(15,898)
Accrued employee compensation	(1,056)	18,260
Current income taxes	(10,161)	5,691
Deferred revenue	(1,248)	3,663
Other current and noncurrent assets and liabilities	(9,642)	(4,905)

Net cash flows from operating activities	85,072	64,856

Cash flows from investing activities:
Purchases of property and equipment	(18,566)	(34,429)
Purchases of software and distribution rights	(21,328)	(19,211)
Proceeds from sale of CFS assets	—	199,481
Other	—	(7,000)

Net cash flows from investing activities	(39,894)	138,841

Cash flows from financing activities:
Proceeds from issuance of common stock	2,185	2,395
Proceeds from exercises of stock options	10,284	8,749
Repurchase of restricted stock for tax withholdings	(5,311)	(2,975)
Repurchases of common stock	—	(60,089)
Proceeds from revolving credit facility	42,000	52,000
Repayment of revolving credit facility	(126,000)	(166,000)
Proceeds from term portion of credit agreement	415,000	—
Repayment of term portion of credit agreement	(380,852)	(71,470)
Payment of debt issuance costs	(5,340)	(370)
Payments on other debt and capital leases	(9,286)	(13,538)

Net cash flows from financing activities	(57,320)	(251,298)

Effect of exchange rate fluctuations on cash	4,319	(3,726)

Net decrease in cash and cash equivalents	(7,823)	(51,327)
Cash and cash equivalents, beginning of period	75,753	102,239

Cash and cash equivalents, end of period	$67,930	$50,912

Supplemental cash flow information
Income taxes paid, net	$24,693	$11,986
Interest paid	$31,762	$31,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 1, 2017. Results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be attained in the future.

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

Receivables, net

Receivables represent amounts billed and amounts earned that are to be billed in the near future. Included in accrued receivables are services, software as a service (“SaaS”) and platform as a service (“Platform”) revenues earned in the current period but billed in a subsequent period as well as license revenues that are fixed and determinable but billed in future periods.

(in thousands)	September 30, 2017	December 31, 2016
Billed Receivables	$160,622	$250,116
Allowance for doubtful accounts	(4,157)	(3,873)

Billed, net	156,465	246,243
Accrued Receivables	25,804	21,919

Receivables, net	$182,269	$268,162

Other Current Assets and Other Current Liabilities

(in thousands)	September 30, 2017	December 31, 2016
Settlement deposits	$6,392	$10,496
Settlement receivables	7,239	14,327
Other	11,337	8,755

Total other current assets	$24,968	$33,578

(in thousands)	September 30, 2017	December 31, 2016
Settlement payables	$13,107	$24,016
Accrued interest	2,469	7,356
Vendor financed licenses	2,092	9,213
Royalties payable	7,073	7,197
Other	28,275	31,059

Total other current liabilities	$53,016	$78,841

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2017 and December 31, 2016 were $223.9 million and $270.0 million, respectively.

Fair Value

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s Senior Notes was $305.4 million and $309.8 million at September 30, 2017 and December 31, 2016, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill

Changes in the carrying amount of goodwill attributable to each reporting unit with goodwill balances during the nine months ended September 30, 2017 were as follows:

(in thousands)	ACI On Demand	ACI On Premise	Total
Gross Balance prior to December 31, 2016	$183,783	$773,340	$957,123
Total impairment prior to December 31, 2016	—	(47,432)	(47,432)

Balance, December 31, 2016	183,783	725,908	909,691
Adjustments	—	—	—

Balance, September 30, 2017	$183,783	$725,908	$909,691

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

The Company evaluates goodwill at the reporting unit level, and as discussed in Note 10, Segment Information, during the first quarter of 2017, it announced a change in organizational structure to better align with the Company’s strategic direction. This change in the Company’s operating segments also resulted in a change in reporting units to coincide with the new operating segments - ACI On Demand and ACI On Premise. The Company allocated goodwill to the new reporting units using a relative fair value approach. In addition, the Company performed an assessment of potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment was indicated.

Recently Issued Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (codified as “ASC 606”). ASC 606 will supersede the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company will adopt the standard effective January 1, 2018 (the effective date). The standard permits the use of either the retrospective or modified retrospective transition method. The Company will adopt the standard under the modified retrospective transition method which will result in an adjustment to retained earnings for the cumulative effect of applying the standard to active contracts as of the adoption date. As this method does not result in recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption for the amount by which each financial statement line item is affected by adoption of the new standard and explanation of the reasons for significant changes.

During 2016, the Company began its detailed assessment of the impact of ASC 606 and completed its initial assessment of the impact on its license, maintenance, and services revenues. This assessment continued during early 2017, with increased focus on the impact of ASC 606 on SaaS and Platform revenues, detailed review of customer contracts under ASC 606 for each revenue stream, identification of key data requirements for contract reviews and necessary changes to processes, systems, and internal controls. As of September 30, 2017 the Company has completed its initial assessment of the impact of ASC 606 on all revenue streams. The Company has considered and evaluated the data necessary to comply with the expanded disclosures required under the new standard and has started to make changes to its processes and systems. The Company continues to evaluate the impact of the standard on its consolidated financial statements and related disclosures and is actively engaged in the process of preparing its transition adjustment under the modified retrospective transition method. The Company continues to believe that the most significant impacts relate to changes in the timing and amount of recognition for software license revenues and sales commission expenses and the expanded qualitative and quantitative disclosures required under the new standard. The Company expects revenue related to maintenance, services, and SaaS and Platform to remain substantially unchanged. While the Company continues to make progress in preparing for the adoption of ASC 606, work remains due to the complexity of applying ASC 606 to our contracts, the increased number of judgments and estimates required, and the volume of contracts that are subject to review. Accordingly, our assessment of ASC 606 will continue through the effective date.

As it relates to software license revenues, under ASC 606 the Company will recognize revenue in advance of billings for certain software license arrangements with extended payment terms as opposed to when payments become due and payable. Additionally, certain of those same software license arrangements will contain a significant financing component which will result in a change in the amount of the contract value that is allocated to software license revenue. Because the requirement to have vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements is eliminated under the new standard, the Company expects the amounts allocated to software license, maintenance, and services revenues for most software license arrangements to be recognized as each element is delivered or provided to the customer. Under current U.S. GAAP, when software license arrangements include post contract customer support (maintenance or “PCS”) terms that fail to achieve VSOE of fair value, the Company recognizes all revenues in the arrangement ratably over the longer service period.

The Company has performed a detailed review of its active software license arrangements (as of August 31, 2017) including contracts with software license payment terms that extend beyond one year from the delivery of the software license and continue beyond December 31, 2017. The Company assessed whether those arrangements contain a significant financing component and, if so, calculated the amount of significant financing component at contract execution and the estimated remaining balance on January 1, 2018. Upon adoption of ASC 606, the Company will record an accrued receivable in its condensed consolidated balance sheet which represents the Company’s unconditional right to consideration at its present value (i.e. adjusted for the significant financing component) with an offsetting increase to retained earnings. The significant financing component will be recognized as interest income in the Company’s condensed consolidated statement of operations over the remaining contract term. The amounts allocated to the significant financing component would have been recognized as revenue under current U.S. GAAP.

The Company has determined that its SaaS-based and Platform-based arrangements represent a single promise to provide continuous access (i.e. a stand-ready obligation) to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers. As each day of providing access to the software solution(s) is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its SaaS-based and Platform-based arrangements include a single performance obligation comprised of a series of distinct services. The Company’s SaaS-based and Platform-based arrangements may include fixed consideration, variable consideration or a combination of the two. Variable consideration in these arrangements is typically a function of a tier-based pricing structure that provides that customer with levels of transaction volume that “reset” with varying frequencies (e.g. monthly, quarterly or annually) and the corresponding rate per transaction within each level. Depending upon the structure of a particular arrangement, the Company will either: (1) allocate the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e. direct allocation), (2) estimate total variable consideration at contract inception (giving consideration to any constraints that may apply) and recognize the total transaction price over the period to which it relates, or (3) apply ‘right to invoice’ practical expedient. At this time, the Company believes that revenue from most of its SaaS-based and Platform-based arrangements will be recognized under the direct allocation method or by applying the ‘right to invoice’ practical expedient, which will result in the same pattern of recognition as under current U.S. GAAP.

The Company has determined that most of its sales commissions meet the definition of incremental costs of obtaining a contract. Accordingly, the costs associated with those sales commissions will be capitalized and expense recognized as the related goods or services are transferred to the customer. The Company currently recognizes sales commission expenses as they are incurred. Upon adoption of ASC 606, the Company will record an asset in its condensed consolidated balance sheet (as part of the transition adjustment) for the amount of unamortized sales commissions that were incurred in obtaining contracts in prior periods with an offsetting increase to retained earnings. The Company will recognize the capitalized sales commissions as a selling and marketing expense in the Company’s condensed consolidated statement of operations over a period that is consistent with the transfer of the goods and services to which the asset relates.

In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the standard effective January 1, 2019. During the nine months ended September 30, 2017, the Company began its detailed assessment of the impact of ASU 2016-02. While the Company continues to evaluate the impact of the standard on its condensed consolidated financial statements and related disclosures, at this time the Company cannot estimate the quantitative impact of adopting the new standard.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, an update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718, Compensation – Stock Compensation. Under the amendments in ASU 2017-09, an entity should account for the effects of a modification unless all of the following criteria are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified - if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) the vesting conditions of the modified award are the same as the conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company has elected to early adopt these amendments prospectively in the second quarter of 2017. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flow as of and for the nine months ended September 30, 2017.

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

The Company and Fiserv also entered into a Transition Services Agreement (“TSA”), whereby the Company continues to perform certain functions on Fiserv’s behalf during the migration period. The TSA is meant to reimburse the Company for direct costs incurred in order to provide such functions which are no longer generating revenue for the Company.

3. Debt

As of September 30, 2017, the Company had $4.0 million, $399.4 million, and $300.0 million outstanding under its Revolving Credit Facility, Term Credit Facility and Senior Notes, respectively, with up to $496.0 million of unused and available borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect at September 30, 2017 for the Credit Facility was 2.99%.

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

Letter of Credit

On February 29, 2016, the Company entered into a standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $25.0 million. On October 26, 2016, the Letter of Credit was renewed at $7.5 million. On June 15, 2017, the Letter of Credit was renewed at $5.0 million. The Company cancelled the Letter of Credit on August 24, 2017.

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

Maturities on long-term debt outstanding at September 30, 2017 are as follows:

Fiscal year ending December 31,
(in thousands)
2017	$5,188
2018	20,750
2019	31,125
2020	331,125
2021	41,500
Thereafter	273,750

Total	$703,438

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. On June 27, 2017, the Company and the Administrative Agent entered into an amendment to the Credit Agreement. The amendment revised the definition of “Consolidated EBITDA” to exclude the expense from the BHMI judgment and related fees, expenses, and interest thereto, up to $50 million from the calculation in the period recorded. As of September 30, 2017, and at all times during the period, the Company was in compliance with its debt covenants.

(in thousands)	As of September 30, 2017	As of December 31, 2016
Term Credit Facility	$399,438	$365,290
Revolving Credit Facility	4,000	88,000
6.375% Senior Notes, due August 2020	300,000	300,000
Debt issuance costs	(11,272)	(9,372)

Total debt	692,166	743,918
Less current portion of Term Credit Facility	20,750	95,293
Less current portion of debt issuance costs	(2,978)	(4,970)

Total long-term debt	$674,394	$653,595

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

On April 6, 2017, the Board of Directors approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which was approved by shareholders at the 2017 Annual Shareholder meeting. The 2017 ESPP provides employees with an opportunity to purchase shares of Common Stock in the Company. The 1999 Employee Stock Purchase Plan terminated upon the August 1, 2017 effective date of the 2017 ESPP. Under the Company’s 2017 ESPP a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2017 and 2016 totaled 121,765 and 141,484, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2016	6,791,375	$15.54
Granted	864,800	20.12
Exercised	(756,140)	13.60
Forfeited	(207,559)	18.46
Expired	(17,507)	20.36

Outstanding as of September 30, 2017	6,674,969	$16.25	6.60	$43,563,796

Exercisable as of September 30, 2017	3,938,286	$14.45	5.31	$32,792,014

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $6.24 and $5.59, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2017 and 2016. The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 and 2016 was $6.6 million and $6.7 million, respectively.

For options that do not vest based on the achievement of certain market conditions the grant date fair values were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Expected life (years)	5.6	5.9
Interest rate	1.9%	1.2%
Volatility	29.4%	29.7%
Dividend yield	—	—

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

During the nine months ended September 30, 2016, the Company granted stock options with three tranches at a grant date fair value of $7.46, $7.06, and $6.50, respectively, per share. These options vest, if at all, based upon (i) tranche one - any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two - any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three - any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with the Company as of the anniversary date in order for the options to vest. The exercise price of the stock options is the closing market price on the date the awards were granted. In order to determine the grant date fair value of the stock options, a Monte Carlo simulation model was used.

With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the following weighted-average assumptions:

Nine Months Ended September 30, 2016
Expected life (years)	7.5
Interest rate	1.6%
Volatility	41.6%
Dividend yield	—

A summary of nonvested long-term incentive program performance share awards (“LTIP Performance Shares”) outstanding as of September 30, 2017 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2016	1,738,056	$18.45
Granted	553,549	20.12
Forfeited	(150,241)	18.77

Nonvested as of September 30, 2017	2,141,364	$18.86

A summary of nonvested restricted share awards (“RSAs”) as of September 30, 2017 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2016	172,108	$20.62
Granted	560,174	20.61
Vested	(120,869)	20.72
Forfeited	(79,665)	20.47

Nonvested as of September 30, 2017	531,748	$20.60

During the nine months ended September 30, 2017, a total of 120,869 shares of the RSAs vested. The Company withheld 3,311 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested Performance-Based Restricted Share Awards (“PBRSAs”) as of September 30, 2017 and changes during the period are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2016	683,667	$23.25
Vested	(484,835)	22.82
Forfeited	(11,604)	(23.84)
Change in attainment for 2015 grants	(13,592)	23.25

Nonvested as of September 30, 2017	173,636	$24.41

During the nine months ended September 30, 2017, a total of 484,835 shares of the PBRSAs vested. The Company withheld 178,351 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Through December 31, 2016, the Company had accrued the compensation costs assuming an attainment level of 100% for the PBRSA grants vesting based upon forecasted 2016 earnings before income taxes, interest, depreciation and amortization (“EBITDA”). During the nine months ended September 30, 2017, the Company changed the expected attainment on the PBRSAs vesting in June 2017 and June 2018 from 100% to 98% based upon actual results of the related performance target.

A summary of nonvested Retention Restricted Share Awards (“Retention RSAs”) as of September 30, 2017 and changes during the period are as follows:

Nonvested Retention Restricted Share Awards	Number of Retention Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2016	205,540	$17.89
Vested	(205,540)	17.89

Nonvested as of September 30, 2017	—	$—

During the nine months ended September 30, 2017, a total of 205,540 shares of the Retention RSAs vested. The Company withheld 75,198 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

A summary of nonvested PAY.ON RSAs as of September 30, 2017 and changes during the period are as follows:

Nonvested PAY.ON RSAs	Number of PAY.ON RSAs	Grant Date Fair Value
Nonvested at December 31, 2016	238,376	$23.60
Forfeited	(119,188)	23.60
Vested	(59,594)	23.60

Nonvested at September 30, 2017	59,594	$23.60

During the nine months ended September 30, 2017, the Company granted total shareholder return (“TSR”) awards, pursuant to the 2016 Equity and Performance Incentive Plan, to certain executive officers. TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. In order to determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for TSRs over a three-year performance period based on the grant date fair value.

The grant date fair value of the TSRs was estimated using the following weighted-average assumptions:

Nine Months Ended September 30, 2017
Expected life (years)	2.9
Interest rate	1.5%
Volatility	26.5%
Dividend Yield	—

A summary of nonvested TSRs outstanding as of September 30, 2017 and changes during the period are as follows:

Nonvested Total Shareholder Return Awards	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2016	—	$—
Granted	233,077	24.37
Forfeited	(8,624)	24.37

Nonvested as of September 30, 2017	224,453	$24.37

As of September 30, 2017, there were unrecognized compensation costs of $10.4 million related to nonvested stock options, $8.6 million related to the nonvested RSAs, $18.0 million related to the LTIP performance shares, $1.0 million related to nonvested PBRSAs, and $4.4 million related to the TSRs, which the Company expects to recognize over weighted-average periods of 1.6 years, 2.1 years, 1.9 years, 0.7 years, and 2.4 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718 for the three months ended September 30, 2017 and 2016 related to stock options, LTIP performance shares, RSAs, PBRSAs, Retention RSAs, TSRs, and the ESPP of $8.1 million and $10.8 million, respectively, with corresponding tax benefits of $2.7 million and $4.1 million, respectively. The Company recorded stock-based compensation expenses recognized under ASC 718 for the nine months ended September 30, 2017 and 2016 related to stock options, LTIP performance shares, RSAs, PBRSAs, Retention RSAs, TSRs, and the ESPP of $22.7 million and $33.8 million, respectively, with corresponding tax benefits of $7.7 million and $12.7 million, respectively.

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

5. Software and Other Intangible Assets

At September 30, 2017, software net book value totaling $164.5 million, net of $221.0 million of accumulated amortization, includes the net book value of software marketed for external sale of $44.1 million. The remaining software net book value of $120.4 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2016, software net book value totaled $185.5 million, net of $195.0 million of accumulated amortization. Included in this amount is software marketed for external sale of $52.3 million. The remaining software net book value of $133.2 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended September 30, 2017 and 2016 totaled $3.1 million and $2.9 million, respectively. Software for resale amortization expense recorded in the nine months ended September 30, 2017 and 2016 totaled $9.6 million and $9.2 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our SaaS and Platform offerings. Amortization of software for internal use of $11.5 million and $11.3 million for the three months ended September 30, 2017 and 2016, respectively. Amortization of software for internal use of $34.1 million and $34.2 million for the nine months ended September 30, 2017 and 2016, respectively. These software amortization expense amounts are included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$303,708	$(111,783)	$191,925	$295,730	$(96,356)	$199,374
Trademarks and tradenames	16,579	(13,406)	3,173	16,019	(11,759)	4,260

	$320,287	$(125,189)	$195,098	$311,749	$(108,115)	$203,634

Other intangible assets amortization expense for the three months ended September 30, 2017 and 2016 totaled $4.9 million and $5.3 million, respectively. Other intangible assets amortization expense for the nine months ended September 30, 2017 and 2016 totaled $14.5 million and $16.4 million, respectively. These intangible amortization expense amounts are included in depreciation and amortization in the condensed consolidated statements of operations.

Based on capitalized software and other intangible assets at September 30, 2017, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2017	$14,256	$4,892
2018	47,196	19,061
2019	39,324	18,505
2020	29,967	17,609
2021	19,542	17,103
2022	8,394	16,942
Thereafter	5,791	100,986

Total	$164,470	$195,098

6. Corporate Restructuring and Other Organizational Changes

During the nine months ended September 30, 2017, the Company ceased use of its leased facility in Edison, NJ, which resulted in additional expense of $0.4 million that was recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The components of corporate restructuring and other reorganization activities are included in the following table:

(in thousands)	Facility Closures
Balance, December 31, 2016	$4,559
Restructuring charges incurred	363
Amounts paid during the period	(956)
Foreign currency translation	199

Balance, September 30, 2017	$4,165

Of the $4.2 million facility closure liability, $1.2 million and $3.0 million is recorded in other current and noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet at September 30, 2017.

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

The Company did not repurchase any shares under the program during the nine months ended September 30, 2017. Under the program to date, the Company has repurchased 40,129,393 shares for approximately $455.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $78.2 million as of September 30, 2017.

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding:
Basic weighted average shares outstanding	118,254	116,118	117,096	117,606
Add: Dilutive effect of stock options	1,489	—	—	1,365

Diluted weighted average shares outstanding	119,743	116,118	117,096	118,971

The diluted earnings (loss) per share computation excludes 3.3 million and 10.1 million options to purchase shares, contingently issuable shares and restricted share awards during the three and nine months ended September 30, 2017, respectively, as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 9.9 million and 6.1 million options to purchase shares, restricted share awards, and contingently issuable shares during the three and nine months ended September 30, 2016, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2017 and December 31, 2016 was 118,293,967 and 117,336,797, respectively.

9. Other

Other is comprised of foreign currency transaction gains (losses) of $(1.1) million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively. Other is comprised of foreign currency transaction gains (losses) of $(2.2) million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively.

10. Segment Information

In January 2017, the Company announced a change in organizational structure to align with its strategic direction. As a result, beginning January 1, 2017, the Company reports financial performance based on its new segments, ACI On Premise and ACI On Demand, and analyzes operating income as a measure of segment profitability.

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

Corporate and other consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, amortization of acquisition-related intangibles, and other costs that are not considered when management evaluates segment performance. For the nine months ended September 30, 2017, Corporate and other includes $46.7 million of general and administrative expense for the legal judgment discussed in Note 12. For the nine months ended September 30, 2016, Corporate and other also includes revenue and operating income from the operations and sale of CFS related assets and liabilities of $15.4 million and $151.7 million, respectively.

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
ACI On Premise	$126,006	$120,618	$385,108	$349,904
ACI On Demand	99,729	96,357	312,688	297,651
Corporate and other	—	—	—	15,416

	$225,735	$216,975	$697,796	$662,971

Depreciation and amortization expense:
ACI On Premise	$3,321	$3,616	$9,915	$10,961
ACI On Demand	8,576	7,308	25,973	21,665
Corporate and other	13,656	14,059	40,884	43,212

	$25,553	$24,983	$76,772	$75,838

Stock-based compensation expense:
ACI On Premise	$1,869	$1,770	$4,984	$5,222
ACI On Demand	1,865	1,766	4,973	5,209
Corporate and other	4,350	7,258	12,767	23,381

	$8,084	$10,794	$22,724	$33,812

Operating income (loss):
ACI On Premise	$59,947	$47,523	$181,161	$120,718
ACI On Demand	(11,683)	(8,089)	(39,740)	(28,653)
Corporate and other	(36,841)	(48,787)	(164,818)	8,722

	$11,423	$(9,353)	$(23,397)	$100,787

Assets are not allocated to segments and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is selected financial data for the Company’s geographical areas for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
United States	$120,859	$117,407	$386,436	$376,322
Other	104,876	99,568	311,360	286,649

	$225,735	$216,975	$697,796	$662,971

	September 30,	December 31,
	2017	2016
Long lived assets
United States	$769,054	$752,442
Other	617,274	664,383

	$1,386,328	$1,416,825

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2017 and 2016. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2017 and 2016.

11. Income Taxes

The Company reported a tax benefit for the three months ended September 30, 2017 while reporting a pretax profit for the same period. The resulting effective tax rate is a negative 193%. The effective tax rate for the nine months ended September 30, 2017 was 49%. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2017 were $15.2 million and $40.6 million. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rates for the three and nine months ended September 30, 2017 were impacted by profits and losses in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates.

The effective tax rates for the three and nine months ended September 30, 2016 were 40% and 17%, respectively. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2016 were $16.4 million and $44.0 million, respectively. The tax rates in the foreign jurisdictions in which the Company operates are less than the domestic tax rate. The effective tax rate for the three and nine months ended September 30, 2016 was reduced by foreign profits taxed at lower rates. The effective tax rate for the three months ended September 30, 2016 was increased by the establishment of a $4.7 million valuation allowance against foreign tax credits existing in the US that were expected to expire before they can be utilized. The effective tax rate for the nine months ended September 30, 2016 was also reduced by a net release of $5.4 million valuation allowance previously established against foreign tax credits that were expected to be fully utilized as a result of the sale of the CFS assets and liabilities.

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

The amount of unrecognized tax benefits for uncertain tax positions was $25.6 million as of September 30, 2017 and $24.3 million as of December 31, 2016, excluding related liabilities for interest and penalties of $1.5 million and $1.9 million as of September 30, 2017 and December 31, 2016, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $1.4 million, due to the settlement of various audits and the expiration of statutes of limitation.

12. Commitments and Contingencies

Legal Proceedings

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagreed with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions, on March 31, 2016, ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI on its counterclaims, and oral arguments were held before the Nebraska Supreme Court on March 3, 2017. On June 9, 2017, the Nebraska Supreme Court affirmed the District Court judgment. The Company recorded expense of $48.1 million during the nine months ended September 30, 2017, of which $46.7 million is included in general and administrative expense and $1.4 million in interest expense in the accompanying condensed consolidated statement of operations. The Company paid the judgment, including interest, during the three months ended September 30, 2017.

Indemnities

Under certain customer contracts, the Company indemnifies customers for certain matters including third party claims of intellectual property infringement relating to the use of our products. Our maximum potential exposure under indemnification arrangements can range from a specified dollar amount to an unlimited amount, depending on the nature of the transactions and the agreements. The Company has recorded an accrual for estimated losses for demands for indemnification that have been tendered by certain customers. The Company does not have any reason to believe that we will be required to make any material payments under these indemnity provisions in excess of the balance accrued at September 30, 2017.

13. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the nine months ended September 30, 2017, which consists of foreign currency translation adjustments, were as follows:

Accumulated other comprehensive loss
Balance at December 31, 2016	$(94,100)
Other comprehensive income	14,526

Balance at September 30, 2017	$(79,574)

Balance at December 31, 2015	$(71,576)
Other comprehensive loss	(4,887)

Balance at September 30, 2016	$(76,463)

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic products, Universal Payments solutions;

•	demand for our products;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	the migration, or failure to migrate, customers to our next generation products;

•	the migration, or failure to migrate, customers to SaaS and Platform software solutions;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	compliance of our products with applicable legislation, governmental regulations, and industry standards;

•	failing to comply with money transmitter rules and regulations;

•	our compliance with privacy regulations;

•	being subject to security breaches or viruses;

•	the protection of our intellectual property;

•	increasing intellectual property rights litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	operating internationally;

•	global economic conditions impact on-demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	potential future litigation;

•	our sale of Community Financial Services (“CFS”) assets and liabilities to Fiserv, Inc. (“Fiserv”), including potential claims arising under the transaction agreement, the transition services agreement or with respect to retained liabilities;

•	future acquisitions, strategic partnerships, and investments;

•	impairment of our goodwill or intangible assets;

•	restrictions and other financial covenants in our credit facility;

•	difficulty meeting our debt service requirements;

•	the accuracy of our backlog estimates;

•	exposure to unknown tax liabilities;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the third and fourth quarter of our fiscal year and final weeks of each quarter; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed March 1, 2017. Results for the three and nine months ended September 30, 2017, are not necessarily indicative of results that may be attained in the future.

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

Adoption of real-time payments. Customer expectations, from both consumers and corporate, are driving the payments world to more real-time delivery. In the U.K., payments sent through the traditional ACH multi-day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds, and this is being considered and implemented in several countries including Australia and the United States. In the U.S. market, NACHA implemented phase 2 of Same Day ACH in September 2017. Corporate customers expect real-time information on the status of their payments instead of waiting for an end of-day report. Regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real-time execution of transactions and delivery of information through real-time tools, such as dashboards, so our experience will be valuable in addressing this trend.

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

Our 60-month backlog estimate represents expected revenues from existing customers using the following key assumptions:

•	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.

•	License, facilities management, and SaaS and Platform arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.

•	Non-recurring license arrangements are assumed to renew as recurring revenue streams.

•	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.

•	Our pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing our 60-month backlog estimate, the following items are specifically not taken into account:

•	Anticipated increases in transaction, account, or processing volumes in customer systems.

•	Optional annual uplifts or inflationary increases in recurring fees.

•	Services engagements, other than facilities management and SaaS and Platform engagements, are not assumed to renew over the 60-month backlog period.

•	The potential impact of merger activity within our markets and/or customers.

We review our customer renewal experience on an annual basis. The impact of this review and subsequent update may result in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
ACI On Premise	$1,707	$1,722	$1,709	$1,718
ACI On Demand	2,368	2,345	2,303	2,298

Total	$4,075	$4,067	$4,012	$4,016

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Committed	$1,908	$1,908	$1,914	$1,930
Renewal	2,167	2,159	2,098	2,086

Total	$4,075	$4,067	$4,012	$4,016

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and SaaS and Platform processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by segment, as of September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016 (in millions). For all periods reported, approximately 75% of our 12-month backlog estimate is committed backlog and approximately 25% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	September 30, 2017			June 30, 2017
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
ACI On Premise	$298	$77	$375	$300	$82	$382
ACI On Demand	458	—	458	456	—	456

Total	$756	$77	$833	$756	$82	$838

	March 31, 2017			December 31, 2016
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
ACI On Premise	$294	$77	$371	$298	$79	$377
ACI On Demand	443	—	443	439	—	439

Total	$737	$77	$814	$737	$79	$816

Estimates of future financial results require substantial judgment and are based on a number of assumptions as described above. These assumptions may turn out to be inaccurate or wrong, including for reasons outside of management’s control. For example, our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experience. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that amounts included in backlog estimates will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 12-month or 60-month period. Additionally, because backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as a U.S. GAAP financial measure.

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

Three-Month Period Ended September 30, 2017 Compared to the Three-Month Period Ended September 30, 2016

	Three Months Ended September 30,
	2017				2016
	Amount	% of Total Revenue	$ Change vs 2016	% Change vs 2016	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$99,761	44%	$3,592	4%	$96,169	44%
Initial license fees (ILFs)	30,635	14%	5,560	22%	25,075	12%
Monthly license fees (MLFs)	19,382	9%	1,201	7%	18,181	8%

License	50,017	22%	6,761	16%	43,256	20%
Maintenance	56,349	25%	(1,392)	-2%	57,741	27%
Services	19,608	9%	(201)	-1%	19,809	9%

Total revenues	225,735	100%	8,760	4%	216,975	100%

Operating expenses:
Cost of revenue	107,393	48%	7,126	7%	100,267	46%
Research and development	33,935	15%	(8,275)	-20%	42,210	19%
Selling and marketing	25,236	11%	(4,638)	-16%	29,874	14%
General and administrative	25,302	11%	(6,088)	-19%	31,390	14%
Gain on sale of CFS assets	—	0%	(489)	-100%	489	0%
Depreciation and amortization	22,446	10%	348	2%	22,098	10%

Total operating expenses	214,312	95%	(12,016)	-5%	226,328	104%

Operating income (loss)	11,423	5%	20,776	-222%	(9,353)	-4%

Other income (expense):
Interest expense	(9,374)	-4%	464	-5%	(9,838)	-5%
Interest income	165	0%	20	14%	145	0%
Other, net	(1,059)	0%	(3,853)	-138%	2,794	1%

Total other income (expense)	(10,268)	-5%	(3,369)	49%	(6,899)	-3%

Income (loss) before income taxes	1,155	1%	17,407	-107%	(16,252)	-7%
Income tax benefit	(2,233)	-1%	4,193	-65%	(6,426)	-3%

Net income (loss)	$3,388	2%	$13,214	-134%	$(9,826)	-5%

Revenues

Total revenue for the three months ended September 30, 2017, increased $8.8 million, or 4%, as compared to the same period in 2016. The increase is the result of a $6.8 million, or 16%, increase in license revenue, a $3.6 million, or 4%, increase in SaaS and Platform revenue, partially offset by a $1.4 million, or 2%, decrease in maintenance revenue, and a $0.2 million, or 1%, decrease in services revenue.

Total revenue was $1.7 million higher for the three months ended September 30, 2017, compared to the same period in 2016 due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, total revenue for the three months ended September 30, 2017, increased $7.1 million, or 3%, compared to the same period in 2016 primarily as a result of an increase in initial license fees, monthly license fees, and SaaS and Platform revenue partially offset by decreases in services and maintenance revenue.

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

SaaS and Platform revenue increased $3.6 million, or 4%, during the three months ended September 30, 2017, as compared to the same period in 2016. SaaS and Platform revenue was $0.3 million higher for the three months ended September 30, 2017, compared to the same period in 2016 due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, total SaaS and Platform revenue for the three months ended September 30, 2017, increased $3.3 million, or 3%, compared to the same period in 2016, which is primarily attributable to new customers adopting our SaaS and Platform-based offerings and existing customers adding new functionality or increasing transaction volumes.

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

Initial license revenue increased $5.6 million, or 22%, during the three months ended September 30, 2017, as compared to the same period in 2016. Total initial license revenue was $0.5 million higher for the three months ended September 30, 2017, compared to the same period in 2016 due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, total initial license revenue for the three months ended September 30, 2017, increased $5.1 million, or 20%, compared to the same period in 2016. The increase in initial license revenue was primarily driven by an increase in capacity related license revenue of $8.2 million partially offset by a decrease in non-capacity related license revenue of $3.1 million during the three months ended September 30, 2017, compared to the same period in 2016. The increase in capacity related license revenue was attributable to the execution of several license arrangements and the timing and relative size of capacity events during the three months ended September 30, 2017, as compared to the same period in 2016.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period as monthly license revenue.

Monthly license revenue increased $1.2 million, or 7%, during the three months ended September 30, 2017, as compared to the same period in 2016. Total monthly license revenue was $0.1 million higher for the three months ended September 30, 2017, compared to the same period in 2016 due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, total monthly license revenue for the three months ended September 30, 2017, increased $1.1 million, or 6%, compared to the same period in 2016.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $1.4 million, or 2%, during the three months ended September 30, 2017, as compared to the same period in 2016. Total maintenance revenue was $0.6 million higher for the three months ended September 30, 2017, as compared to the same period in 2016 due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, total maintenance revenue for the three months ended September 30, 2017, decreased $2.0 million, or 3%, compared to the same period in 2016.

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

Services revenue decreased $0.2 million, or 1%, during the three months ended September 30, 2017, as compared to the same period in 2016. Total services revenue was $0.2 million higher for the three months ended September 30, 2017, as compared to the same period in 2016 due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, total services revenue for the three months ended September 30, 2017, decreased $0.4 million, or 2%, compared to the same period in 2016.

Operating Expenses

Total operating expenses for the three months ended September 30, 2017 decreased $11.5 million, or 5%, as compared to the same period in 2016, excluding the gain on sale of CFS assets.

Total operating expenses were $1.6 million higher for the three months ended September 30, 2017, compared to the same period in 2016, due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, operating expenses decreased $13.1 million, or 6%, for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of decreases in research and development expense, selling and marketing expense, and general and administrative expense, partially offset by an increase in cost of revenue and depreciation and amortization expenses.

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

Cost of revenue increased $7.1 million, or 7%, during the three months ended September 30, 2017, compared to the same period in 2016. Cost of revenue were approximately $0.5 million higher due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, cost of revenue increased $6.7 million, or 7%, for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to a $4.8 million increase in payment card interchange fees and an increase of $1.9 million in personnel and related expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense decreased $8.3 million, or 20%, during the three months ended September 30, 2017, compared to the same period in 2016. Research and development expenses were $0.5 million higher for the three months ended September 30, 2017, compared to the same period in 2016, due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, research and development expenses decreased $8.8 million, or 20%, for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to a decrease in personnel and related expenses, including a $3.1 million decrease in stock-based compensation, and a $1.6 million increase in net deferred expenses.

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

Selling and marketing expense decreased $4.6 million, or 16%, during the three months ended September 30, 2017, compared to the same period in 2016. Selling and marketing expenses were $0.2 million higher for the three months ended September 30, 2017, compared to the same period in 2016, due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, sales and marketing expenses decreased $4.8 million, or 16%, for the three months ended September 30, 2017, compared to the same period in 2016, due to a decrease in personnel and related expenses as a result of a decrease in new bookings.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $6.1 million, or 19%, during the three months ended September 30, 2017, compared to the same period in 2016. General and administrative expenses were $0.3 million higher for the three months ended September 30, 2017, compared to the same period in 2016, due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, general and administrative expenses decreased $6.4 million, or 20%, for the three months ended September 30, 2017, compared to the same period in 2016. This decrease is primarily related to a $5.3 million decrease in divestiture and integration related expenditures and a $1.2 million decrease in professional fees.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 2%, during the three months ended September 30, 2017, compared to the same period in 2016. Depreciation and amortization expense were approximately $0.2 million higher for the three months ended September 30, 2017, as compared to the same period in 2016, due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, depreciation and amortization expense increased $0.1 million, or 1%, for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in capital expenditures.

Other Income and Expense

Interest expense for the three months ended September 30, 2017 decreased $0.5 million, or 5%, as compared to the same period in 2016 primarily due to lower comparative debt balances during the three months ended September 30, 2017.

Other, net consists of foreign currency gains (losses). Foreign currency gains (losses) for the three months ended September 30, 2017 and 2016 were $(1.1) million and $2.8 million, respectively.

Income Taxes

The Company reported a tax benefit for the three months ended September 30, 2017 while reporting a pretax profit for the same period. The resulting effective tax rate for the three months ended September 30, 2017 was negative 193%. The earnings of our foreign entities for the three months ended September 30, 2017 were $15.2 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2017 was impacted by profits and losses in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates.

The effective tax rate for the three months ended September 30, 2016 was 40%. The earnings of our foreign entities for the three months ended September 30, 2016 were $16.4 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the three months ended September 30, 2016 was impacted by foreign profits taxed at lower rates, domestic losses taxed at a higher rate, and by the establishment of a $4.7 million valuation allowance against foreign tax credits existing in the US that were expected to expire before they can be utilized.

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

Nine-Month Period Ended September 30, 2017 Compared to the Nine-Month Period Ended September 30, 2016

	Nine Months Ended September 30,
	2017				2016
	Amount	% of Total Revenue	$ Change vs 2016	% Change vs 2016	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$312,677	45%	$2,507	1%	$310,170	47%
Initial license fees (ILFs)	105,865	15%	45,209	75%	60,656	9%
Monthly license fees (MLFs)	57,713	8%	4,180	8%	53,533	8%

License	163,578	23%	49,389	43%	114,189	17%
Maintenance	166,829	24%	(8,575)	-5%	175,404	26%
Services	54,712	8%	(8,496)	-13%	63,208	10%

Total revenues	697,796	100%	34,825	5%	662,971	100%

Operating expenses:
Cost of revenue	336,293	48%	2,208	1%	334,085	50%
Research and development	106,189	15%	(26,046)	-20%	132,235	20%
Selling and marketing	81,190	12%	(7,471)	-8%	88,661	13%
General and administrative	130,332	19%	38,354	42%	91,978	14%
Gain on sale of CFS assets	—	0%	151,463	-100%	(151,463)	-23%
Depreciation and amortization	67,189	10%	501	1%	66,688	10%

Total operating expenses	721,193	103%	159,009	28%	562,184	85%

Operating income (loss)	(23,397)	-3%	(124,184)	-123%	100,787	15%

Other income (expense):
Interest expense	(30,198)	-4%	(231)	1%	(29,967)	-5%
Interest income	421	0%	5	1%	416	0%
Other, net	(2,176)	0%	(6,659)	-149%	4,483	1%

Total other income (expense)	(31,953)	-5%	(6,885)	27%	(25,068)	-4%

Income (loss) before income taxes	(55,350)	-8%	(131,069)	-173%	75,719	11%
Income tax expense (benefit)	(27,321)	-4%	(40,196)	-312%	12,875	2%

Net income (loss)	$(28,029)	-4%	$(90,873)	-145%	$62,844	9%

Revenues

Total revenue for the nine months ended September 30, 2017, increased $34.8 million, or 5%, as compared to the same period in 2016. The increase is the result of a $49.4 million, or 43%, increase in license revenue and a $2.5 million, or 1%, increase in SaaS and Platform revenue, partially offset by an $8.6 million, or 5%, decrease in maintenance revenue, and an $8.5 million, or 13%, decrease in services revenue.

The CFS divestiture resulted in a $15.4 million decrease in total revenue for the nine months ended September 30, 2017. Total revenue was $1.4 million lower for the nine months ended September 30, 2017, compared to the same period in 2016 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total revenue for the nine months ended September 30, 2017, increased $51.6 million, or 8%, compared to the same period in 2016, primarily as a result of an increase in initial license fees, monthly license fees, and SaaS and Platform revenue, partially offset by decreases in services and maintenance revenue.

SaaS and Platform Revenue

SaaS and Platform revenue increased $2.5 million, or 1%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The CFS divestiture resulted in decreased SaaS and Platform revenue of $13.5 million during the nine months ended September 30, 2017. Total SaaS and Platform revenue was $0.9 million lower for the nine months ended September 30, 2017, compared to the same period in 2016 due to the impact of foreign currencies weakening against the U.S.

dollar. Excluding the impact of CFS and foreign currency, total SaaS and Platform revenue for the nine months ended September 30, 2017, increased $16.9 million, or 5%, compared to the same period in 2016, which is primarily attributed to new customers adopting our SaaS and Platform-based offerings and existing customers adding new functionality or increasing transaction volumes.

Initial License Revenue

Initial license revenue increased $45.2 million, or 75%, during the nine months ended September 30, 2017, as compared to the same period in 2016. Total initial license revenue was $1.0 million higher for the nine months ended September 30, 2017, compared to the same period in 2016 due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, total initial license revenue for the nine months ended September 30, 2017, increased $44.2 million, or 73%, compared to the same period in 2016. The increase in initial license revenue was driven by an increase in capacity related and non-capacity related license revenue of $28.3 million and $16.0 million, respectively, for the nine months ended September 30, 2017, compared to the same period in 2016. The increase in capacity related license revenue was attributable to the execution of several license arrangements and the timing and relative size of capacity events during the nine months ended September 30, 2017, as compared to the same period in 2016. The increase in non-capacity related license revenue was largely attributable to the execution of several license arrangements during the nine months ended September 30, 2017, as compared to the same period in 2016.

Monthly License Revenue

Monthly license revenue increased $4.2 million, or 8%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The CFS divestiture resulted in decreased monthly license revenue of $0.4 million during the nine months ended September 30, 2017. Total monthly license revenue was $0.6 million lower for the nine months ended September 30, 2017, compared to the same period in 2016 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total monthly license revenue for the nine months ended September 30, 2017, increased $5.2 million, or 10%, compared to the same period in 2016. The increase in monthly license revenue is largely attributable to the addition of new customers and an increase in the monthly license fees charged to existing customers.

Maintenance Revenue

Maintenance revenue during the nine months ended September 30, 2017, as compared to the same period in 2016 decreased $8.6 million, or 5%. The CFS divestiture resulted in decreased maintenance revenue of $0.4 million during the nine months ended September 30, 2017. Total maintenance revenue was $0.9 million lower for the nine months ended September 30, 2017, as compared to the same period in 2016 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total maintenance revenue for the nine months ended September 30, 2017, decreased $7.3 million, or 4%, compared to the same period in 2016, which is primarily attributable to the recognition of cumulative deferred maintenance revenue for certain customer contracts due to meeting required revenue recognition criteria during the nine months ended September 30, 2016 and certain customers electing to cancel premium maintenance prior to the nine months ended September 30, 2017. These decreases were partially offset by maintenance revenue from sales of licensed products to new and existing customers prior to and during the nine months ended September 30, 2017.

Services Revenue

Services revenue during the nine months ended September 30, 2017, as compared to the same period in 2016 decreased by $8.5 million, or 13%. The CFS divestiture resulted in decreased services revenue of $1.1 million during the nine months ended September 30, 2017. The impact of foreign currencies on total services revenue was during the nine months ended September 30, 2017 was neutral. Excluding the impact of CFS total services revenue for the nine months ended September 30, 2017, decreased $7.4 million, or 12%, compared to the same period in 2016. During the nine months ended September 30, 2016, we completed or neared completion of several large, complex projects that resulted in recognition of services revenue as the work was performed and the projects were completed. The number and magnitude of such projects was lower during the nine months ended September 30, 2017. Additionally, our customers continue to transition from on-premise to on-demand software solutions. Services work performed in relation to our on-demand software solutions is recognized over a longer service period and is classified as SaaS and Platform revenue.

Operating Expenses

Total operating expenses during the nine months ended September 30, 2017 increased $7.5 million, or 1%, as compared to the same period in 2016, excluding the gain on sale of CFS assets. The CFS divestiture resulted in a $15.2 million decrease in total operating expenses for the nine months ended September 30, 2017. In the nine months ended September 30, 2017, there were $46.7 million of expense recorded in relation to the BHMI judgment. Total operating expenses were $1.1 million lower for the nine months ended September 30, 2017, compared to the same period in 2016, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS, the BHMI judgment, and foreign currency, operating expenses decreased $22.8 million, or 3%, for the nine months ended September 30, 2017, compared to the same period in 2016, principally reflecting decreases in research and development expense, general and administrative expense, and selling and marketing expense, partially offset by an increase in cost of revenue and depreciation and amortization expense.

Cost of Revenue

Cost of revenue increased $2.2 million, or 1%, during the nine months ended September 30, 2017, compared to the same period in 2016. The CFS divestiture resulted in a decrease of $10.4 million in cost of revenue for the nine months ended September 30, 2017. Cost of revenue was approximately $1.0 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, cost of revenue increased $13.6 million, or 4%, for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a $15.4 million increase in payment card interchange fees, partially offset by an increase in net deferred expenses.

Research and Development

Research and development expense decreased $26.0 million, or 20%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a decrease of $1.6 million in research and development expense for the nine months ended September 30, 2017. Research and development expenses were $0.3 million higher for the three months ended September 30, 2017, compared to the same period in 2016, due to the impact of certain foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS and foreign currency, research and development expenses decreased $24.8 million, or 19%, for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a decrease in personnel and related expenses, including a $9.1 million decrease in stock-based compensation. Research and development costs were also lower due to a $3.2 million increase in net deferred expenses and a $1.8 million decrease in third party contractor costs.

Selling and Marketing

Selling and marketing expense decreased $7.5 million, or 8%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a decrease of $1.6 million in selling and marketing expense for the nine months ended September 30, 2017. Selling and marketing expense was $0.5 million lower for the nine months ended September 30, 2017, as compared to the same period in 2016, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, selling and marketing expense decreased $5.4 million, or 6%, for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to a decrease in personnel and related expenses as a result of a decrease in new bookings.

General and Administrative

General and administrative expense increased $38.4 million, or 42%, during the nine months ended September 30, 2017, as compared to the same period in 2016. In the nine months ended September 30, 2017, $46.7 million of expense was recorded in relation to the BHMI judgment. The CFS divestiture resulted in a decrease in general and administrative of $1.0 million for the nine months ended September 30, 2017. General and administrative expense was approximately $0.2 million higher for the nine months ended September 30, 2017, as compared to the same period in 2016, due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS, the BHMI judgment and foreign currency, general and administrative expense decreased $7.5 million, or 8%, for the nine months ended September 30, 2017, compared to the same period in 2016, due to a $9.3 million decrease in divestiture and integration related expenditures, partially offset by a $1.7 million increase in personnel and related expenses.

Gain on Sale of CFS Assets

On March 3, 2016, the Company completed the sale of its CFS related assets and liabilities to Fiserv for $200.0 million and recognized a pre-tax gain of $151.5 million.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 1%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a $0.6 million decrease in depreciation and amortization for the nine months ended September 30, 2017. Depreciation and amortization expense were approximately $0.2 million lower for the nine months ended September 30, 2017, as compared to the same period in 2016, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, depreciation and amortization expense increased $1.3 million, or 2%, for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to an increase in capital expenditures.

Other Income and Expense

Interest expense for the nine months ended September 30, 2017 increased $0.2 million, or 1%, as compared to the same period in 2016 due to $1.4 million of interest expense recognized on the BHMI judgment during the nine months ended September 30,

2017, partially offset by a decrease in expense on the Credit Agreement due to lower debt balances. Excluding the impact of interest on the BHMI judgment, interest expense for the nine months ended September 30, 2017 decreased $1.2 million, or 4%, as compared to the same period in 2016.

Other, net consists of foreign currency gains (losses). Foreign currency gains (losses) for the nine months ended September 30, 2017 and 2016 were $(2.2) million and $4.5 million, respectively.

Income Taxes

The effective tax rate for the nine months ended September 30, 2017 was 49%. The earnings of our foreign entities for the nine months ended September 30, 2017 were $40.6 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2017 was impacted by profits and losses in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates.

The effective tax rate for the nine months ended September 30, 2016 was 17%. The earnings of our foreign entities for the nine months ended September 30, 2016 were $44.0 million. The tax rates in the foreign jurisdictions in which we operate are less than the domestic tax rate. The effective tax rate for the nine months ended September 30, 2016 was reduced by foreign profits taxed at lower rates. The effective tax rate was also reduced by a net release of $5.4 million in the valuation allowance previously established against foreign tax credits that were expected to be fully utilized as a result of the sale of the CFS assets and liabilities.

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

Corporate and other consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, amortization of acquisition-related intangibles, and other costs that are not considered when management evaluates segment performance. For the nine months ended September 30, 2017, Corporate and other includes $46.7 million of general and administrative expense for the legal judgment discussed in Note 12. For the nine months ended September 30, 2016, Corporate and other also includes revenue and operating income from the operations and sale of CFS related assets and liabilities of $15.4 million and $151.7 million, respectively.

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
ACI On Premise	$126,006	$120,618	$385,108	$349,904
ACI On Demand	99,729	96,357	312,688	297,651
Corporate and other	—	—	—	15,416

	$225,735	$216,975	$697,796	$662,971

Depreciation and amortization expense:
ACI On Premise	$3,321	$3,616	$9,915	$10,961
ACI On Demand	8,576	7,308	25,973	21,665
Corporate and other	13,656	14,059	40,884	43,212

	$25,553	$24,983	$76,772	$75,838

Stock-based compensation expense:
ACI On Premise	$1,869	$1,770	$4,984	$5,222
ACI On Demand	1,865	1,766	4,973	5,209
Corporate and other	4,350	7,258	12,767	23,381

	$8,084	$10,794	$22,724	$33,812

Operating income (loss):
ACI On Premise	$59,947	$47,523	$181,161	$120,718
ACI On Demand	(11,683)	(8,089)	(39,740)	(28,653)
Corporate and other	(36,841)	(48,787)	(164,818)	8,722

	$11,423	$(9,353)	$(23,397)	$100,787

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

Available Liquidity

The following table sets forth our available liquidity for the periods indicated (amount in thousands):

	September 30,
	2017	2016
Cash and cash equivalents	$67,930	$50,912
Availability under Revolving Credit Facility	496,000	161,000

Total liquidity	$563,930	$211,912

The increase in total liquidity is primarily attributable to additional committed revolving credit facility of $250.0 million (in accordance with the February 24, 2017 amendment to the Credit Agreement) and positive cash flow from operating activities of $85.1 million partially offset by net repayments of $49.9 million on the Credit Facility, $5.3 million of payments related to debt issuance costs, and $9.3 million of payments on other debt and capital leases.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2017, $50.6 million of the $67.9 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used by):
Operating activities	$85,072	$64,856
Investing activities	(39,894)	138,841
Financing activities	(57,320)	(251,298)

Cash Flows from Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2017 was $85.1 million as compared to $64.9 million during the same period in 2016, an increase of 31%. The comparative period increase was primarily due to increased cash collections from customers during the nine months offended September 30, 2017 compared to the same period in 2016 and a decrease in cash operating expense, partially offset by the payment of the BHMI judgment, including interest. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities

During the first nine months of 2017, we used cash of $39.9 million to purchase software, property and equipment, as compared to $53.6 million during the same period in 2016. During the first nine months of 2016, we received net proceeds of $199.5 million from the sale of the CFS related assets and liabilities.

Cash Flows from Financing Activities

Net cash flows used by financing activities for the nine months ended September 30, 2017 was $57.3 million as compared to $251.3 million during the same period in 2016. During the first nine months of 2017, we received net proceeds of $34.1 million on the Term Credit Facility and repaid a net $84.0 million on the Revolving Credit Facility. In addition, during the first nine months of 2017, we received proceeds of $12.5 million from the exercises of stock options and the issuance of common stock under our 2005 Employee Stock Purchase Plan, as amended, and used $5.3 million for the repurchase of restricted stock for tax withholdings. During the nine months ended September 30, 2016, we used the proceeds from the CFS divestiture to partially fund the repayment of $166.0 million on the revolver portion of the Credit Facility and $71.5 million of the term portion of the Credit Facility. We used $60.1 million to repurchase shares of our common stock during the first nine months of 2016. In addition, during the first nine months of 2016, we received proceeds of $11.1 million from the exercises of stock options and the issuance of common stock under our 2005 Employee Stock Purchase Plan, as amended, and used $3.0 million for the repurchase of restricted stock for tax withholdings.

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

Debt

As of September 30, 2017, we had $4.0 million and $399.4 million outstanding under our Revolving Credit Facility and Term Credit Facility, respectively, with up to $496.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. On June 27, 2017, the Company and the Administrative Agent entered into an amendment to the Credit Agreement. The amendment revised the definition of “Consolidated EBITDA” to exclude the expense from the BHMI judgment and related fees, expenses, and interest thereto, up to $50 million from the calculation in the period recorded. At September 30, 2017 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at September 30, 2017 was 2.99%.

On February 29, 2016, the Company entered into a standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $25.0 million. On October 26, 2016, the Letter of Credit was renewed at $7.5 million. On June 15, 2017, the Letter of Credit was renewed at $5.0 million. The Company cancelled the Letter of Credit on August 24, 2017.

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

The Company did not repurchase any shares under the program during the nine months ended September 30, 2017. Under the program to date, the Company has repurchased 40,129,393 shares for approximately $455.9 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $78.2 million as of September 30, 2017.

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

Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2017, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2016 other than the items below.

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Term credit facility	$399,438	$20,750	$59,656	$319,032	$—
Term credit facility interest (1)	45,434	11,711	21,153	12,570	—

Total	$444,872	$32,461	$80,809	$331,602	$—

(1)	Based upon the Credit Facility debt outstanding and interest rate in effect at September 30, 2017 of 2.99%.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at September 30, 2017 is $25.6 million.

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

During the nine months ended September 30, 2017, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed on March 1, 2017, for a more complete discussion of our critical accounting policies and estimates.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2017. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2017, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $703.4 million of debt outstanding at September 30, 2017 with $300.0 million in Senior Notes and $403.4 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 2.99% at September 30, 2017. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.2 million.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes during our quarter ended September 30, 2017 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended September 30, 2017, and determined that there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims for breach of a non-disclosure agreement, tortious interference and violation of the Nebraska anti-monopoly statute, all of which were alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. On January 5, 2016, the court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagreed with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions, on March 31, 2016, ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI on its counterclaims, and oral arguments were held before the Nebraska Supreme Court on March 3, 2017. On June 9, 2017, the Nebraska Supreme Court affirmed the District Court judgment. The Company recorded expense of $48.1 million during the nine months ended September 30, 2017, of which $46.7 million is included in general and administrative expense and $1.4 million is in interest expense in the accompanying condensed consolidated statement of operations. The Company paid the judgment, including interest, during the nine months ended September 30, 2017.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2016. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2017 through July 31, 2017	22,429	(1)	$22.37	—	$78,235,000
August 1, 2017 through August 31, 2017	—	(1)	—	—	78,235,000
September 1, 2017 through September 30, 2017	1,725	(1)	22.81	—	78,235,000

Total	24,154		$22.40	—

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). Under each arrangement, stock is issued without direct cost to the employee. During the three months ended September 30, 2017, 60,845 shares of the RSAs vested. We withheld 24,154 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Our Board of Directors approved an increase of $30.0 million, $100.0 million, and $52.1 million to the stock repurchase program in May 2006, March 2007, and February 2012, respectively, bringing the total of the approved program to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July, 2013 and again on February 24, 2014, our Board of Directors approved an additional $100.0 million for stock repurchases for a total additional $200.0 million. Approximately $78.2 million remains available at September 30, 2017. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.01 (1)	2017 Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate (P)

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 17, 2017.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed February 27, 2017.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(P)	Paper exhibit

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: November 2, 2017	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)