Form 10-K
period 2017-12-31
ACI WORLDWIDE, INC.
filed 2018-02-27
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2017

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

The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $22.37 was $1,973,213,810. For purposes of this calculation, executive officers, directors, and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.

As of February 23, 2018, there were 115,904,949 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2018, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

1

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic products, Universal Payments solutions;

•	demand for our products;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	the migration, or failure to migrate, customers to software as a service (“SaaS”) and platform as a service (“Platform”) solutions;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	compliance of our products with applicable legislation, governmental regulations, and industry standards;

•	failing to comply with money transmitter rules and regulations;

•	our compliance with privacy regulations;

•	being subject to security breaches or viruses;

•	the protection of our intellectual property;

•	increasing intellectual property rights litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	operating internationally;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	attracting and retaining employees;

•	potential future litigation;

•	our sale of Community Financial Services (“CFS”) assets and liabilities to Fiserv, Inc. (“Fiserv”), including potential claims arising under the transaction agreement, the transition services agreement or with respect to retained liabilities;

•	future acquisitions, strategic partnerships, and investments;

•	impairment of our goodwill or intangible assets;

•	restrictions and other financial covenants in our credit facility;

•	difficulty meeting our debt service requirements;

•	the accuracy of our backlog estimates;

•	exposure to unknown tax liabilities;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter; and

•	volatility in our stock price.

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

These products and services are used globally by banks, financial intermediaries—such as third-party electronic payment processors, payment associations, switch interchanges, merchants, and corporates, and a wide range of transaction-generating endpoints, including automated teller machines (“ATM”), merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites. The authentication, authorization, switching, settlement, fraud-checking, and reconciliation of electronic payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of participants in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and are conducted 24 hours a day, seven days a week.

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

Fiscal 2016 Divestiture

On March 3, 2016, we completed the sale of our CFS assets and liabilities to Fiserv. The transaction included employee agreements and customer contracts as well as technology assets and intellectual property. The sale of CFS assets and liabilities enabled us to focus resources on our strategic products and new high-growth initiatives in support of large banks, merchants, and corporates worldwide.

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

Target Markets

ACI’s comprehensive electronic payment solutions serve four key markets:

Banks

ACI provides payment solutions to large banks globally for both retail banking and transaction banking services. Our solutions transform banks’ complex payment environments to speed time to market, reduce costs, and deliver a consistent experience to customers across channels while enabling them to prevent and rapidly react to fraudulent activity. In addition, we enable banks to meet the requirements of different real-time payment schemes and to quickly create differentiated products to meet consumer, business, and merchant demands.

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

Corporates

Within the corporate segment, ACI provides electronic bill presentment and payment (“EBPP”) services to companies operating in the consumer finance, insurance, healthcare, higher education, tax, and utility categories. Our solutions enable these customers to support a wide range of payment options and provide a painless consumer payments experience that drives consumer loyalty and increases revenue.

Solutions

ACI’s UP solutions span the payments ecosystem to support the electronic payment needs of banks, financial intermediaries, merchants and corporates. Our six strategic solution areas include the following:

Retail Payments

ACI offers comprehensive consumer payment solutions ranging from core payment engines to back-office support that enable banks and financial intermediaries to compete effectively in today’s real-time, open payments ecosystem.

UP Retail Payments solution enables banks to accept, authorize, route and secure payment transactions. Using the orchestration capabilities of UP Framework, this solution combines legacy technology with the modern, SOA-enabled UP BASE24-eps, protecting customers’ existing investment while enabling them to move to a real-time, open environment. Customers have the flexibility to operate this solution on a range of hardware options, including x86/Linux, IBM System z, IBM System p, HP NonStop and Oracle Solaris servers. This solution drives innovation and increases customer loyalty by delivering choice and consistency across channels.

ACI Card and Merchant Management solutions include comprehensive credit, debit, smart card and prepaid card issuance and management; end-to-end merchant account management and settlement; and operation of complex settlement environments through a flexible system designed to support changing business models. With proven scalability and interoperability with ACI’s other payment offerings, this suite allows banks to introduce new products to their consumer segments quickly, across different markets, nationally and internationally.

Real-Time Payments

ACI supports both low- and high-value, real-time payment processing for banks and financial intermediaries globally, ensuring multi-bank, multi-currency and 24x7 payment processing capabilities, as well as complete and ongoing regulatory compliance.

UP Immediate Payments solution enables banks to meet multiple real-time payments scheme requirements globally and to quickly create differentiated products to address consumer, business and merchant demands. The solution provides gateway connectivity to any live, real-time payments scheme around the world and can serve as a modern, real-time hub. The cloud solution speeds time to market through pre-packaged offerings that are tested and proven for major schemes globally, including U.K. Faster Payments, The Clearing House Real-Time Payments System, Zelle Network and EBA RT1.

UP Real-Time Payments solution is the only global solution that allows banks to address their RTGS (Real-Time Gross Settlement), SWIFT messaging, ACH and real-time faster payments needs with a single, universal offering. The solution delivers accelerated time to market with improved management of cash flow; payments security and fraud detection capabilities; simplified connectivity to new payments types and transparency for customers in tracking their payments.

Merchant Payments

ACI provides real-time, any-to-any payment capabilities globally in both card-present and card-not-present environments.

UP Merchant Payments solution provides merchants with a vendor-agnostic, flexible and secure omni-channel payments environment through an integration of Postilion, ACI ReD Shield and ACI PAY.ON Payments Gateway. Postilion facilitates transactions generated at the point of purchase, as well as back-office functions, including prepaid, debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs and returned check collection. ReD Shield offers real-time fraud prevention to detect and manage domestic and cross-border payments fraud across all payment types, as well as an interactive, self-service business intelligence portal for deep insight into merchant fraud activity. Lastly, the PAY.ON Payments Gateway delivers global payments connectivity through eCommerce and mCommerce channels, including a network of more than 350 card acquirer and alternative payment methods.

UP eCommerce Payments solution is designed for PSPs, ISOs, VARs, acquirers and others that offer payment services to their merchant customer base. The cloud-based solution integrates PAY.ON Payments Gateway and ReD Shield, and is available as a white-label product.

Payments Intelligence

ACI’s big data engine uses powerful analytics to deliver robust fraud prevention and detection capabilities to bank, financial intermediary, merchant, and corporate customers.

UP Payments Risk Management solution is a cloud-based, 360-degree approach to enterprise fraud management. The solution is designed to combat existing and emerging fraud threats using a combination of machine learning, fraud and payments data, advanced analytics, flexible rules and agile decision strategies. For banks and financial intermediaries, the ACI Proactive Risk Manager component gives customers real-time visibility into threats across their enterprise, including issuer card fraud, check/deposit fraud, wire fraud, merchant acquirer fraud, internal fraud and money laundering schemes at multiple perspectives, ranging from an account or customer level. For merchants, ReD Shield provides real-time fraud prevention for eCommerce and mCommerce transactions.

Digital Channels

ACI offers banks advanced cash management capabilities in a multi-tenant, cloud-based platform.

ACI Universal Online Banker is a comprehensive digital banking platform designed to meet the needs of small businesses up to large corporations. It enables banks to generate new revenues through an extensive library of APIs and payment services while delivering a compelling customer experience with a highly-intuitive user interface. Customers can use digital tools to easily manage daily collections, disbursements, information reporting and numerous other corporate cash management services.

Bill Payments

ACI meets the bill payment needs of corporate customers across numerous industries through a range of electronic bill payment solutions that help companies raise consumer satisfaction while reducing costs.

UP Bill Payment solutions enable corporate customers to electronically present bills and collect payments from consumers through a single, integrated platform that powers the entire bill payments operation. The solution overcomes internal application silos, providing a seamless consumer experience across all payment channels, payment types and methods. Customers can use UP Bill Payment solutions to power one-time payments, recurring payments, service-fee payments, disbursement services, remittance services and eBilling. The solution also simplifies treasury management operations through a broad array of reconciliation, reporting and payment servicing tools. UP Bill Payment solutions include industry-leading security, full payment card industry (PCI) compliance and privacy practices.

On Premises or On Demand Software Delivery Options

Our software solutions are offered to our customers through either a traditional term software license arrangement where the software is installed and operated on the customer premises (ACI On Premise) or through an on-demand arrangement where the solution is maintained and delivered through the cloud via our global data centers (ACI On Demand). Solutions delivered through ACI’s On Demand cloud are available in either a single-tenant environment, known as a Software as a Service (“SaaS”) offering, or in a multi-tenant environment, known as a platform as a service (“Platform”) offering. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of three to five years.

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

The following is a list of key business partners:

•	Accuity, Inc.

•	Actuate Corp.

•	Cardinal Commerce

•	Clickatel

•	DataOceans, LLC

•	Discover

•	Experian Information Solutions, Inc.

•	FairCom Corporation

•	Fidelity National Information Services, Inc.

•	GFKL

•	Heirloom Computing

•	Hewlett-Packard Company (HP)

•	International Business Machines Corporation (IBM)

•	Ingenico Group

•	Integrated Research Limited

•	Intuit, Inc.

•	iovation

•	Jack Henry & Associates, Inc.

•	TIBCO Software Inc.

•	Lean Software Services, Inc.

•	Microsoft Corporation

•	Micro Focus Inc.

•	Monex Deposit Company

•	Monex Financial Services Limited

•	Neustar, Inc.

•	Noggintech

•	Oracle USA, Inc.

•	PanIntelligence

•	Paragon Application Systems, Inc.

•	PayDirect

•	PayPal

•	Payment21

•	Payworks

•	IATA—Perseuss

•	ProfitStars – Jack Henry & Associates, Inc.

•	Rambus Company

•	Reliant Solutions

•	Red Hat, Inc.

•	RSA Security LLC, the Security Division of EMC Corporation

•	Spectrum Message Services Pty Ltd

•	Symantec Corporation

•	tru-Rating

•	ThreatMetrix, Inc.

•	Vocalink Limited

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

We provide new releases of our products on a periodic basis. New releases of our products, which often contain minor product enhancements, are typically provided at no additional fee for customers under maintenance agreements. Agreements with our customers permit us to charge for substantial product enhancements that are not provided as part of the maintenance agreement.

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

Key competitors by solution include the following:

Retail Payments and Real-Time Payments

The third-party software competitors for ACI’s Retail payments and Real-Time Payments solutions are FIS, Fiserv, Finastra, Computer Sciences Corporation, NCR, OpenWay Group, and Total System Services, Inc. (“TSYS”), as well as small, regionally-focused companies such as., BPC Banking Technologies, PayEx Solutions AS, Financial Software and Systems, CR2, Lusis Payments Ltd., and Opus Software Solutions Private Limited. Primary electronic payment processing competitors in this area include global entities such as Atos Origin S.A., First Data Corporation, SiNSYS, TSYS, VISA and MasterCard, as well as regional or country-specific processors.

Merchant Payments

Competitors in the Merchant Payments solution area come from both third-party software and service providers as well as service organizations run by major banks. Third-party software and service competitors include NCR, Ingenico Group, Adyen, Worldpay Inc., GlobalCollect, Cybersource, Square, Inc., Tender Retail Inc., and VeriFone Systems, Inc. Primary competition in this space are large third-party acquirer/processors and payment service providers that offer complete solutions to the retailer.

Payments Intelligence

Principal competitors for our Payments Intelligence solution are NICE LTD, Fair Isaac Corporation, NCR, BAE Systems, FIS, Fiserv, SAS Institute, Inc., Accertify (American Express), and Cybersource (Visa), as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Bill Payments

The principal competitors for Bill Payment solutions are Fiserv, FIS., Jack Henry & Associates, Inc., Western Union Holdings, Inc., TouchNet Information Systems, Inc., Kubra Customer Interaction Management, WorldPay, Inc., Forte Payment Systems, Point & Pay, LLC, Nelnet, Inc. and Affiliates, Higher One, Inc., Paymentus Corp., Aliaswire Inc., and Invoice Cloud, Inc., as well as smaller vertical-specific providers.

Digital Channels

Principal competitors for our Digital Channel solutions are NCR, Bottomline Technologies, Q2 Software, Inc., Jack Henry, FIS, First Data Corporation, Fiserv and Finastra.

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

Our total research and development expenses during the years ended December 31, 2017, 2016, and 2015 were $136.9 million, $169.9 million, and $145.9 million, or 13%, 17%, and 14%, of total revenues, respectively.

Customers

We provide software products and solutions to customers in a range of industries worldwide, with banks, financial intermediaries, and merchants comprising our largest industry segments. As of December 31, 2017, we serve over 5,100 customers, including 18 of the top 20 banks worldwide, as measured by asset size, and more than 300 of the leading merchants globally, as measured by revenue, in over 80 countries on six continents. Of this total, approximately 2,000 are in the ACI On Premise reportable segment and 3,100 are in the ACI On Demand reportable segment. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2017, 2016, and 2015. No customer accounted for more than 10% of our accounts receivable balance as of December 31, 2017 and 2016.

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

Current international distributors, resellers, sales agents, and implementation partners (collectively, “Channel Partners”) for us during the year-ended December 31, 2017 included:

•	Accenture, LLC (United States)

•	AGS Technology Inc. (India)

•	ASI International (Colombia/Venezuela/Caribbean)

•	CAPSYS Technologies, LLC (Russia/Eastern Europe)

•	Channel Solutions Inc. (Philippines)

•	Cognizant (United States)

•	DataOne Asia Co., Ltd. (Thailand)

•	DDWay (Italy)

•	EFT Corporation (Sub-Saharan Africa)

•	Fiserv, Inc. (United States)

•	Interswitch Ltd. (Sub-Saharan Africa)

•	JDA Software Group, Inc. (United States)

•	Korea Computer Inc (Korea)

•	Pactera (China)

•	P.T. Mitra Integrasi Informatika (Indonesia)

•	P.T. Abhimata Persada (Indonesia)

•	Stanchion (South Africa)

•	STJ-CA, Inc. (United States)

•	Stream IT Consulting Ltd. (Thailand)

•	STET (EU)

•	Syscom Computer Co., Ltd. (Shenzhen) (China)

•	Syscom Computer Engineering Co. (Taiwan)

•	Tomax Corp. (United States)

•	Transaction Payment Solutions (Sub-Saharan Africa)

ACI ReD Shield channel partners during the year-ended December 31, 2017 included:

•	Altapay (Denmark)

•	Amadeus (Spain)

•	Barclaycard (U.K.)

•	Bitnet (United States)

•	Citrus Pay (India)

•	Computop (Germany)

•	Credit Call (European Union)

•	Cubic Transportation (United States)

•	Digital River (European Union)

•	Easynollo (Italy)

•	eCommera Ltd. (U.K.)

•	Evo Payments (United States)

•	eWay Pty Ltd. (Australia)

•	Global E Online (Israel)

•	Ingenico Group (Netherlands)

•	Mastercard/Datacash (U.K.)

•	MNP Media Ltd. (U.K.)

•	Navitaire (United States)

•	Nostrum (U.K.)

•	PayU South Africa (South Africa)

•	Planet Payments (United States)

•	Sagepay (U.K.)

•	Secure Trading (U.K.)

•	Simplepay (Australia)

•	The Logic Group (U.K.)

•	UOL Diveo (Brazil)

•	VeriFone Systems, Inc. (United States and European Union)

EBPP channel partners during the year-ended December 31, 2017 included:

•	ACH Payment Solutions

•	Adirondack Solutions

•	API Outsourcing

•	Avitar & Assoc. of New England

•	Black Knight Financial Services

•	BS&A Software

•	County Information Resources Agency

•	Campus Management Corp

•	Competitive Edge Software

•	Creative Micro – CMI

•	Delta Computer Systems

•	Discover

•	Donald R. Frey & Co.

•	FICO

•	Ellucian

•	ETA Data Direct

•	FSSI

•	Harris

•	Interactive Intelligence

•	LD Systems

•	Megabyte Systems Inc.

•	Megasys

•	MoneyGram

•	Ontario Systems

•	Oracle/Peoplesoft

•	Pay Plus (Dallas)

•	Radiant 44

•	RR Donnelley

•	Salepoint

•	Selectron

•	Shaw

•	Sofbang

•	Solutions by Text

•	SourceHOV

•	Texas Association of Counties

•	Thompson Reuters

•	TransCentra

•	Tyler Technology

•	3 Point Alliance

•	Semafone

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

Oversight by Banking Regulators. As a provider of payment services to banks and financial intermediaries, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), an interagency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities as part of the Multi-Region Data Processing Servicer Program (“MDPS”). The MDPS program includes technology suppliers who provide mission critical applications for a large number of financial institutions that are regulated by multiple regulatory agencies. Periodic information technology examination assessments are performed using FFIEC Interagency guidelines to identify potential risks that could adversely affect serviced financial institutions, determine compliance with applicable laws and regulations that affect the services provided to financial institutions and ensure the services we provide to financial institutions do not create systemic risk to the banking system or impact the safe and sound operation of the financial institutions we process. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators. We are also subject to review under state and foreign laws and rules that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and the use of consumer information.

Money Transfer. Official Payments Corporation, our EBPP affiliate, is registered as a Money Services Business. Accordingly, we are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and U.S. Treasury Regulations. These businesses may also be subject to certain state and local licensing requirements. The Financial Crimes Enforcement Network, state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission to register as a money transmitter with that jurisdiction’s banking department. We have implemented policies, procedures, and internal controls that are designed to comply with all applicable anti-money laundering laws and regulations. ACI has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on external threats to the U.S. foreign policy, national security, or economy; by other governments; or by global or regional multilateral organizations, such as the United Nations Security Council and the European Union as applicable.

Segment Information and Foreign Operations

We derive a significant portion of our revenues from foreign operations. For detail of revenue by geographic region see Note 10, Segment Information, in the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2017, we had a total of 3,979 employees.

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

Executive Officers of the Registrant

Our executive officers, their ages and their positions were as follows.

Name	Age	Position
Philip G. Heasley	68	President, Chief Executive Officer and Director
Scott W. Behrens	46	Senior Executive Vice President, Chief Financial Officer
Daniel J. Frate	57	Group President, ACI On Demand
Carolyn B. Homberger	37	Group President, Global Sales
Craig S. Saks	47	Chief Operating Officer
Anthony M. Scotto, Jr.	61	Senior Executive Vice President, Chief of Technology
Dennis P. Byrnes	54	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary

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

Our UP solutions, including our UP Retail Payments and Real-Time Payments solutions, are strategic for us, in that they are designated to help us win new accounts, replace legacy payments systems on multiple hardware platforms, and help us transition our existing customers to a new, real-time, and open-systems product architecture. Our business, financial condition, cash flows and/or results of operations could be materially adversely affected if we are unable to generate adequate sales of Universal Payments solutions or if we are unable to successfully deploy them in production environments.

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

For banks, financial intermediaries, and other potential customers of our products, switching from one vendor of core financial services software (or from an internally-developed legacy system) to a new vendor is a significant endeavor. Many potential customers believe switching vendors involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality, and increased costs (including conversion and transition costs). As a result, potential customers may resist change. We seek to overcome this resistance through value enhancing strategies such as a defined conversion/migration process, continued investment in the enhanced functionality of our software and system integration expertise. However, there can be no assurance that our strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth, both in the United States and internationally.

We may be unable to migrate customers from on-premise to on-demand software solutions.

We are engaged in a concerted effort to migrate customers from our historic on-premise solutions to on-demand software solutions. This business model continues to evolve, and we may not be able to retain customers, compete effectively, generate significant revenues or maintain the profitability of our on-demand solutions. If we do not successfully execute our on-demand solutions or anticipate the on-demand solutions needs of our customers, our reputation could be harmed and our revenues and profitability could decline.

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

Official Payments Corporation is licensed as a money transmitter in those states where such licensure is required. These licenses require us to demonstrate and maintain certain levels of net worth and liquidity, require us to file periodic reports and subject us to inspections by state regulatory agencies. In addition, our payment business is generally subject to federal regulation in the United States, including anti-money laundering regulations and certain restrictions on transactions to or from certain individuals or entities. The complexity of these regulations will continue to increase our cost of doing business. Any violations of these laws may also result in civil or criminal penalties against us and our officers or the prohibition against us providing money transmitter services in particular jurisdictions. We could also be forced to change our business practices or be required to obtain additional licenses or regulatory approvals that could cause us to incur substantial costs.

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

Other potential risks include difficulties associated with staffing and management, reliance on independent distributors, longer payment cycles, potentially unfavorable changes to foreign tax rules, compliance with foreign regulatory requirements, effects of a variety of foreign laws and regulations, including restrictions on access to personal information, reduced protection of intellectual property rights, variability of foreign economic conditions, governmental currency controls, difficulties in enforcing our contracts in foreign jurisdictions, and general economic and political conditions in the countries where we sell our products and services. Some of our products may contain encrypted technology, the export of which is regulated by the United States government. Changes in U.S. and other applicable export laws and regulations restricting the export of software or encryption technology could result in delays or reductions in our shipments of products internationally. There can be no assurance that we will be able to successfully address these challenges.

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

Failure to attract and retain skilled technical employees or senior management personnel could harm our ability to grow

Our future success depends upon our ability to attract and retain highly-skilled technical personnel. Because the development of our solutions and services requires knowledge of computer hardware, operating system software, system management software and application software, our technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results and financial condition.

Our future growth will also require sales and marketing, financial and administrative personnel to develop and support new solutions and services, to enhance and support current solutions and services and to expand operational and financial systems. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies and we may experience constraints that could adversely affect our ability to satisfy client demand in a timely fashion.

Our ability to maintain compliance with applicable laws, rules and regulations and to manage and monitor the risks facing our business relies upon the ability to maintain skilled compliance, security, risk and audit professionals. Competition for such skillsets is intense, and our failure to hire and retain talented personnel could have an adverse effect on our internal control environment and impact our operating results.

Our senior management team has significant experience in the financial services industry and the loss of this leadership could have an adverse effect on our business, operating results and financial condition. Further, the loss of this leadership may have an adverse impact on senior management’s ability to provide effective oversight and strategic direction for all key functions within the Company, which could impact our future business, operating results and financial condition.

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

Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2017. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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

Our U.S. companies are the subject of an examination by several state tax departments. Some of our foreign subsidiaries are currently the subject of a tax examination by the local taxing authorities. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept our tax positions. We believe our tax positions comply with applicable tax law and intend to vigorously defend our positions. However, differing positions on certain issues could be upheld by foreign tax authorities, which could adversely affect our financial condition and/or results of operations.

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

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. The court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagreed with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI. On June 9, 2017, the Nebraska Supreme Court affirmed the District Court judgment. The Company recorded expense of $48.1 million during the nine months ended September 30, 2017, of which $46.7 million is included in general and administrative expense and $1.4 million is in interest expense in the accompanying consolidated statement of operations. The Company paid the judgment, including interest, during the year-ended December 31, 2017.

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

Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported by The NASDAQ Global Select Market:

	Year ended December 31, 2017		Year ended December 31, 2016
	High	Low	High	Low
Fourth quarter	$24.60	$22.20	$20.04	$17.01
Third quarter	$24.42	$21.26	$19.85	$17.87
Second quarter	$23.83	$20.55	$21.78	$18.54
First quarter	$22.81	$18.56	$20.79	$16.23

As of February 23, 2018, there were 292 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2017 through October 31, 2017	—	$—	—	$78,235,000
November 1, 2017 through November 30, 2017	—	—	—	78,235,000
December 1, 2017 through December 31, 2017	1,653,573	22.61	1,653,573	40,848,000

Total	1,653,573	$22.61	1,653,573

In fiscal 2005, we announced that our Board of Directors approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $80.0 million of our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Our Board of Directors approved an increase of $30.0 million, $100.0 million, and $52.1 million to the stock repurchase program in May 2006, March 2007, and February 2012, respectively, bringing the total of the approved program to $262.1 million. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July 2013 and again in February 2014, our Board of Directors approved an additional $100.0 million for stock repurchases for a total additional $200.0 million. Approximately $40.8 million remains available at December 31, 2017. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Stock Performance Graph and Cumulative Total Return

The following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the NASDAQ Electronic Components Index for comparison.

The graph above assumes that a $100 investment was made in our common stock and each index on December 31, 2012, and that all dividends were reinvested. Also included are the respective investment returns based upon the stock and index values as of the end of each year during such five-year period. The information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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

	Years Ended December 31,
	2017	2016 (2)	2015 (3)	2014 (4)	2013 (5)
		(in thousands, except per share data)
Income Statement Data:
Total revenues	$1,024,191	$1,005,701	$1,045,977	$1,016,149	$864,928
Net income (1)	$5,135	$129,535	$85,436	$67,560	$63,868
Earnings per share:
Basic	$0.04	$1.10	$0.73	$0.59	$0.54
Diluted	$0.04	$1.09	$0.72	$0.58	$0.53
Shares used in computing earnings per share:
Basic	118,059	117,533	117,465	114,798	117,885
Diluted	119,444	118,847	118,919	116,771	120,054

	As of December 31,
	2017	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Balance Sheet Data:
Working capital	$100,039	$31,625	$(2,360)	$(4,672)	$43,922
Total assets	1,861,639	1,902,295	1,975,788	1,830,172	1,659,948
Current portion of debt (6)	17,786	90,323	89,710	81,108	42,037
Debt (long-term portion) (6)(7)	668,356	656,063	845,639	795,194	700,136
Stockholders’ equity	764,597	754,917	654,400	581,405	543,694

(1)	The consolidated statement of operations for the year-ended December 31, 2017 reflects the BHMI judgment matter as discussed in Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements.
(2)	The consolidated balance sheet and statement of operations for the year-ended December 31, 2016 reflects the sale of CFS assets and liabilities as discussed in Note 3, Divestiture, in the Notes to Consolidated Financial Statements.
(3)	The consolidated balance sheet and statement of operations for the year-ended December 31, 2015 includes the acquisition of PAY.ON as discussed in Note 2, Acquisitions, in the Notes to Consolidated Financial Statements.
(4)	The consolidated balance sheet and statement of operations for the year-ended December 31, 2014 includes the acquisition of Retail Decisions Europe Limited and Retail Decisions, Inc. (collectively “ReD”).
(5)	The consolidated balance sheet and statement of operations for the year-ended December 31, 2013 includes the acquisitions of Official Payments Holdings, Inc. (“OPAY”) and all its subsidiaries, Online Resources Corporation (“ORCC”) and all its subsidiaries, and Profesionales en Transacciones Electronicas S.A. – Venezuela (“PTESA-V”), 100% of Profesionales en Transacciones Electronicas S.A. – Ecuador (“PTESA-E”), and the ACI related assets of Profesionales en Transacciones Electronicas S.A. – Colombia (“PTESA-C”), collectively “PTESA”.
(6)	During the year-ended December 31, 2015, we increased the Revolving Credit Facility by $181.0 million to fund the acquisition of PAY.ON and related transaction expenses. During the year-ended December 31, 2014, we increased the Term Credit Facility by $150.0 million to fund the acquisition of ReD. In addition, we drew a net additional $44.0 million on our Revolving Credit Facility during the year-ended December 31, 2014 partially used to fund the acquisition of ReD and the related transaction costs. During the year-ended December 31, 2013, we increased the Term Credit Facility by $300.0 million to fund the acquisition of ORCC and amended our Credit Agreement to extend the term to 2018. We also added $300.0 million in Senior Notes during the year-ended December 31, 2013, all of which is due in August 2020. See Note 5, Debt, in the Notes to Consolidated Financial Statements for further discussion.

(7)	During the year-ended December 31, 2012, the Company financed a five-year license agreement for certain internally-used software for $14.8 million with annual payments through April 2016. During the year-ended December 31, 2015, we financed multiple three-year license agreements for certain internally-used software for a total value of $20.4 million with payments due through November 2018. Of these amounts at December 31, 2016, $9.0 million remained outstanding with $7.3 million included in other current liabilities and $1.7 million included in other non-current liabilities in our consolidated balance sheet. At December 31, 2017, $1.9 million remained outstanding with $1.5 million included in other current liabilities and $0.4 million included in other non-current liabilities in our consolidated balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ACI Worldwide, the Universal Payments (“UP”) company, powers electronic payments for more than 5,100 organizations around the world. More than 1,000 of the largest banks and financial intermediaries, as well as thousands of global merchants, rely on ACI to execute $14 trillion each day in payments and securities. In addition, thousands of organizations utilize our EBPP services. Through our comprehensive suite of SaaS and Platform solutions, we deliver real-time, immediate payments capabilities, and enable a complete omni-channel payments experience.

Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA, and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. These products and solutions are used globally by banks, financial intermediaries, merchants, and corporates, such as third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including ATMs, merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and Internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of the electronic payments industry, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide, ACI Universal Payment, and ACI UP brands.

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We increased our SaaS and Platform capabilities with a data center in Ireland allowing our SaaS and Platform solutions to be more-broadly offered in the European market. We also continue to grow centers of expertise in Timisoara, Romania and Pune and Bangalore in India, as well as key operational centers such as Cape Town, South Africa and in multiple locations in the United States.

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

Adoption of cloud technology. In an effort to leverage lower-cost computing technologies, some banks, financial intermediaries, merchants, and corporates are seeking to transition their systems to make use of cloud technology. Our investments provide us the grounding to deliver cloud capabilities in the future. Market sizing data from Ovum indicates that spend on SaaS and Platform payment systems is growing faster than spend on installed applications.

Electronic payments fraud and compliance. As electronic payment transaction volumes increase, organized criminal organizations continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Banks, financial intermediaries, merchants and corporates continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions and other attacks such as denial of service attacks. Due to concerns with international terrorism and money laundering, banks and financial intermediaries in particular are being faced with increasing scrutiny and regulatory pressures. We continue to see opportunity to offer our fraud detection solutions to help customers manage the growing levels of electronic payments fraud and compliance activity.

Adoption of smartcard technology. In many markets, card issuers are being required to issue new cards with embedded chip technology, with the liability shift having gone into effect in 2015 in the United States. Chip-based cards are more secure, harder to copy, and offer the opportunity for multiple functions on one card (e.g., debit, credit, electronic purse, identification, health records, etc.). This results in greater card-not-present fraud (e.g., fraud at eCommerce sites).

Single Euro Payments Area (SEPA). The SEPA, primarily focused on the European economic community and the U.K., is designed to facilitate lower costs for cross-border payments and reduce timeframes for settling electronic payment transactions. The transition to SEPA payment mechanisms will drive more volume to these systems with the potential to cause banks to review the capabilities of the systems supporting these payments. Our Retail Payments and Real-Time Payments solutions facilitate key functions that help banks and financial intermediaries address these mandated regulations.

European Payment Service Directive (PSD2). PSD2, which was ratified by the European Parliament in 2015, will force member states to implement new payments regulation by 2018. The XS2A provision effectively creates a new market opportunity where banks in European Union member countries must provide open API standards to customer data, thus allowing authorized third-party providers to enter the market.

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

Global vendor sourcing. Global and regional banks, financial intermediaries, merchants, and corporates are aiming to reduce the costs in supplier management by picking suppliers who can service them across all their geographies instead of allowing each country operation to choose suppliers independently. Our global footprint from both a customer and a delivery perspective enable us to be successful in this global sourced market. However, projects in these environments tend to be more complex and therefore of higher risk.

Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, banks and financial intermediaries are seeking methods to consolidate their payments processing across the enterprise. We believe that the strategy of using service-oriented architectures to allow for re-use of common electronic payment functions, such as authentication, authorization, routing and settlement, will become more common. Using these techniques, banks and financial intermediaries will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our product strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

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

Electronic bill payment and presentment. EBPP encompasses all facets of bill payment, including biller direct, where customers initiate payments on biller websites, the consolidator model, where customers initiate payments on a financial institution’s website, and walk-in bill payment, as one might find in a convenience store. The EBPP market continues to grow as consumers move away from traditional forms of paper-based payments. According to Aite Group, the percentage of online payments made on biller sites grew from 62% in 2010 to 73% in 2016. The biller-direct solutions are seeing strong growth as billers migrate these services to outsourcers, such as ACI, from legacy systems built in house. We believe that EBPP remains ripe for outsourcing, as a significant amount of biller-direct transactions are still processed in house. As billers seek to manage costs and improve efficiency, we believe that they will continue to look to third-party EBPP vendors that can offer a complete solution for their billing needs.

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

Divestiture

Community Financial Services

On March 3, 2016, we completed the sale of our CFS related assets and liabilities to Fiserv for $200.0 million. The sale of CFS, which was not strategic to our long-term strategy, is part of the Company’s ongoing efforts to expand as a provider of software products and SaaS-based and Platform-based solutions facilitating real-time electronic and eCommerce payments for large banks, financial intermediaries, merchants, and corporates worldwide. The sale included employee agreements and customer contracts as well as technology assets and intellectual property.

For the year-ended December 31, 2016, we recognized a net after-tax gain of $93.4 million on sale of assets to Fiserv.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, and December 31, 2016 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
ACI On Premise	$1,700	$1,707	$1,722	$1,709	$1,718
ACI On Demand	2,404	2,368	2,345	2,303	2,298

Total	$4,104	$4,075	$4,067	$4,012	$4,016

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Committed	$2,062	$1,908	$1,908	$1,914	$1,930
Renewal	2,042	2,167	2,159	2,098	2,086

Total	$4,104	$4,075	$4,067	$4,012	$4,016

Included in our 60-month backlog estimates are amounts expected to be recognized during the initial license term of customer contracts (“Committed Backlog”) and amounts expected to be recognized from assumed renewals of existing customer contracts (“Renewal Backlog”). Amounts expected to be recognized from assumed contract renewals are based on our historical renewal experience.

We also estimate 12-month backlog, segregated between monthly recurring and non-recurring revenues, using a methodology consistent with the 60-month backlog estimate. Monthly recurring revenues include all monthly license fees, maintenance fees and SaaS and Platform processing services fees. Non-recurring revenues include other software license fees and services fees. Amounts included in our 12-month backlog estimate assume renewal of one-time license fees on a monthly fee basis if such renewal is expected to occur in the next 12 months. The following table sets forth our 12-month backlog estimate, by segment, as of December 31, 2017 and 2016 (in millions). For all periods reported, approximately 75% of our 12-month backlog estimate is committed backlog and approximately 25% of our 12-month backlog estimate is renewal backlog. Dollar amounts reflect currency exchange rates as of each period end.

	December 31, 2017			December 31, 2016
	Monthly Recurring	Non- Recurring	Total	Monthly Recurring	Non- Recurring	Total
ACI On Premise	$294	$72	$366	$298	$79	$377
ACI On Demand	459	—	459	439	—	439

Total	$753	$72	$825	$737	$79	$816

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

RESULTS OF OPERATIONS

The following tables present the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations (amounts in thousands):

Year-ended December 31, 2017 Compared to Year-ended December 31, 2016

	2017				2016
	Amount	% of Total Revenue	$ Change vs 2016	% Change vs 2016	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$425,572	42%	$14,283	3%	$411,289	41%
Initial license fees (ILFs)	215,002	21%	11,846	6%	203,156	20%
Monthly license fees (MLFs)	78,122	8%	7,812	11%	70,310	7%

License	293,124	29%	19,658	7%	273,466	27%
Maintenance	222,071	22%	(11,405)	-5%	233,476	23%
Services	83,424	8%	(4,046)	-5%	87,470	9%

Total revenues	1,024,191	100%	18,490	2%	1,005,701	100%

Operating expenses:
Cost of revenue	452,286	44%	7,372	2%	444,914	44%
Research and development	136,921	13%	(32,979)	-19%	169,900	17%
Selling and marketing	107,885	11%	(10,197)	-9%	118,082	12%
General and administrative	153,032	15%	39,415	35%	113,617	11%
Gain on sale of CFS assets	—	0%	151,463	100%	(151,463)	-15%
Depreciation and amortization	89,427	9%	(94)	0%	89,521	9%

Total operating expenses	939,551	92%	154,980	20%	784,571	78%

Operating income	84,640	8%	(136,490)	-62%	221,130	22%
Other income (expense):
Interest expense	(39,013)	-4%	1,171	-3%	(40,184)	-4%
Interest income	564	0%	34	6%	530	0%
Other, net	(2,619)	0%	(6,724)	-164%	4,105	0%

Total other income (expense)	(41,068)	-4%	(5,519)	16%	(35,549)	-4%

Income before income taxes	43,572	4%	(142,009)	-77%	185,581	18%
Income tax expense	38,437	4%	(17,609)	-31%	56,046	6%

Net income	$5,135	1%	$(124,400)	-96%	$129,535	13%

Revenues

Total revenue for the year-ended December 31, 2017 increased $18.5 million, or 2%, as compared to the same period in 2016. The increase is the result of a $19.7 million, or 7%, increase in license revenue and a $14.3 million, or 3%, increase in SaaS and Platform revenue, partially offset by an $11.4 million, or 5%, decrease in maintenance revenue and a $4.1 million, or 5%, decrease in services revenue.

The CFS divestiture resulted in a $15.4 million decrease in total revenue for the year-ended December 31, 2017, as compared to the same period in 2016. Total revenue was $5.0 million higher for the year-ended December 31, 2017, compared to the same period in 2016 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total revenue for the year-ended December 31, 2017, increased $28.9 million, or 3%, compared to the same period in 2016 primarily as a result of increases in license and SaaS and Platform revenue partially offset by decreases in maintenance and services revenue.

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

SaaS and Platform revenue increased $14.3 million, or 3%, during the year-ended December 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a $13.5 million decrease in SaaS and Platform revenue during the year-ended December 31, 2017. The impact of foreign currencies on SaaS and Platform revenue during the year-ended December 31, 2017 was neutral. Excluding the impact of CFS, total SaaS and Platform revenue for year-ended December 31, 2017, increased $27.8 million, or 7%, compared to the same period in 2016, which is primarily attributable to new customers adopting our SaaS and Platform-based offerings and existing customers adding new functionality or increasing transaction volumes.

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

Initial license revenue increased $11.8 million, or 6%, during the year-ended December 31, 2017, as compared to the same period in 2016. Initial license revenue was $4.5 million higher for year-ended December 31, 2017, compared to the same period in 2016 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, initial license revenue for the year-ended December 31, 2017, increased $7.3 million, or 4%, compared to the same period in 2016.

The increase in initial license revenue was primarily driven by an increase in non-capacity-related license revenue of $18.5 million partially offset by a decrease in capacity-related license revenue of $11.3 million during the year-ended December 31, 2017, compared to the same period in 2016. The changes in non-capacity-related and capacity-related license revenue were attributable to the timing and relative size of license renewal arrangements that were signed and capacity events that occurred during the year-ended December 31, 2017, as compared to the same period in 2016.

Monthly License Revenue

Monthly license revenue is license and capacity revenue that is paid monthly or quarterly due to negotiated customer payment terms as well as initial license and capacity fees that are recognized as revenue ratably over an extended period.

Monthly license revenue increased $7.8 million, or 11%, during the year-ended December 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in decreased monthly license revenue of $0.4 million during the year-ended December 31, 2017. Total monthly license revenue was $0.4 million lower for the year-ended December 31, 2017, compared to the same period in 2016 due to the impact of certain foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, monthly license revenue for the year-ended December 31, 2017, increased $8.5 million, or 12%, compared to the same period in 2016.

The increase in monthly license revenue is primarily attributable to the timing and relative size of license renewal arrangements that were signed during the years-ended December 31, 2016 and 2017.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $11.4 million, or 5%, during the year-ended December 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in decreased maintenance revenue of $0.4 million during the year-ended December 31, 2017. Total maintenance revenue was $0.3 million higher for the year-ended December 31, 2017, as compared to the same period in 2016 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total maintenance revenue for the year-ended December 31, 2017, decreased $11.3 million, or 5%, compared to the same period in 2016.

The decrease in maintenance revenue is primarily attributable to the recognition of cumulative deferred maintenance revenue for certain customer contracts due to meeting required revenue recognition criteria during the year-ended December 31, 2016 and certain customers electing to cancel premium maintenance prior to the year-ended December 31, 2017. These decreases were partially offset by maintenance revenue from sales of licensed products to new and existing customers prior to and during the year-ended December 31, 2017.

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

Services revenue decreased $4.1 million, or 5%, during the year-ended December 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in decreased services revenue of $1.1 million during the year-ended December 31, 2017. Total services revenue was $0.6 million higher for the year-ended December 31, 2017, as compared to the same period in 2016 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total services revenue for the year-ended December 31, 2017, decreased $3.5 million, or 4%, compared to the same period in 2016.

During the year-ended December 31, 2016, we completed or neared completion of several large, complex projects that resulted in recognition of services revenue as the work was performed and the projects were completed. The number and magnitude of such projects was lower during the year-ended December 31, 2017. Additionally, our customers continue to transition from on-premise to on-demand software solutions. Services work performed in relation to our on-demand software solutions is recognized over a longer service period and is classified as SaaS and Platform revenue.

Operating Expenses

Total operating expenses during the year-ended December 31, 2017 increased $3.5 million as compared to the same period in 2016, excluding the gain on sale of CFS assets.

The CFS divestiture resulted in a $15.2 million decrease in total operating expenses for the year-ended December 31, 2017 compared to the same period in 2016. In the year-ended December 31, 2017, there was $46.7 million of expense recorded in relation to the BHMI judgment. Total operating expenses were $2.1 million higher for the year-ended December 31, 2017, compared to the same period in 2016, due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS, the BHMI judgment, and foreign currency, operating expenses decreased $30.1 million, or 3%, for the year-ended December 31, 2017, compared to the same period in 2016, principally reflecting decreases in research and development expense and selling and marketing expense, partially offset by an increase in cost of revenue, general and administrative expense, and depreciation and amortization expense.

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

Cost of revenue increased $7.4 million, or 2%, during the year-ended December 31, 2017, compared to the same period in 2016. The CFS divestiture resulted in a decrease of $10.4 million in cost of revenue for the year-ended December 31, 2017. Cost of revenue was approximately $0.2 million higher due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS and foreign currency, cost of revenue increased $17.6 million, or 4%, for the year-ended December 31, 2017, compared to the same period in 2016, primarily due to a $19.8 million increase in payment card interchange fees.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

Research and development expense decreased $33.0 million, or 19%, during the year-ended December 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a decrease of $1.6 million in research and development expense for the year-ended December 31, 2017. Research and development expenses were $1.0 million higher for the year-ended December 31, 2017, compared to the same period in 2016, due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS and foreign currency, research and development expenses decreased $32.4 million, or 19%, for the year-ended December 31, 2017, compared to the same period in 2016, primarily due to a decrease in personnel and related expenses, including a $12.3 million decrease in stock-based compensation. Research and development costs were also lower due to a $4.1 million increase in net deferred expenses and a $2.5 million decrease in third party contractor costs.

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

Selling and marketing expense decreased $10.2 million, or 9%, during the year-ended December 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a decrease of $1.6 million in selling and marketing expense for the year-ended December 31, 2017. Selling and marketing expense was $0.1 million higher for the year-ended December 31, 2017, as compared to the same period in 2016, due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS and foreign currency, selling and marketing expense decreased $8.7 million, or 7%, for the year-ended December 31, 2017, compared to the same period in 2016, primarily due to a decrease in personnel and related expenses as a result of a decrease in new bookings and a $4.0 million decrease in stock-based compensation expense.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $39.4 million, or 35%, during the year-ended December 31, 2017, as compared to the same period in 2016. For the year-ended December 31, 2017, $46.7 million of expense was recorded in relation to the BHMI judgment. The CFS divestiture resulted in a decrease in general and administrative expenses of $1.0 million for the year-ended December 31, 2017. General and administrative expense was approximately $0.6 million higher for the year-ended December 31, 2017, as compared to the same period in 2016, due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS, the BHMI judgment, and foreign currency, general and administrative expense decreased $6.9 million, or 6%, for the year-ended December 31, 2017, compared to the same period in 2016.

Gain on Sale of CFS Assets

On March 3, 2016, we completed the sale of our CFS related assets and liabilities to Fiserv for $200.0 million and recognized a pre-tax gain of $151.5 million for the year-ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million during the year-ended December 31, 2017, as compared to the same period in 2016. The CFS divestiture resulted in a $0.6 million decrease in depreciation and amortization for the year-ended December 31, 2017. Depreciation and amortization expense were approximately $0.2 million higher for the year-ended December 31, 2017, as compared to the same period in 2016, due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of CFS and foreign currency, depreciation and amortization expense increased $0.3 million for the year-ended December 31, 2017, compared to the same period in 2016.

Other Income and Expense

Interest expense for the year-ended December 31, 2017 decreased $1.2 million, or 3%, as compared to the same period in 2016 primarily due to lower comparative debt balances. Interest income was flat year over year.

Other, net consists of foreign currency gain (loss). Foreign currency gain (loss) for the years ended December 31, 2017 and 2016 were a $2.6 million loss and a $4.1 million gain, respectively.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into U.S. law. The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017 and later years. On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. We have recorded a $15.0 million provisional tax charge for the year ended December 31, 2017 resulting from remeasuring our net deferred tax assets and liabilities. We have also recorded a $20.9 million provisional tax charge for the year ended December 31, 2017 related to a one-time transition tax on certain unremitted foreign earnings as required by the Tax Act. These provisional tax charges resulting from the Tax Act are calculated using our best estimates based upon the information currently available. These estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, and state tax conformity to federal tax changes. In addition, further regulatory guidance related to the Tax Act is expected to be issued in 2018 which may result in changes to our current estimates. Any revisions to the estimated impacts of the Tax Act will be recorded quarterly until the computations are complete which is expected no later than the fourth quarter of 2018.

We previously considered all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes related to the unremitted earnings. However, we are currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the Tax Act will affect our existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. We expect to complete this evaluation and determine the impact which the Tax Act may have on our indefinite reinvestment assertion within the measurement period provided by SAB 118.

Other aspects of the Tax Act, including the ”Global Intangible Low-Taxed Income” tax, ”Foreign Derived Intangible Income” deduction, and ”Base Erosion and Anti-Abuse” tax are effective beginning January 1, 2018, as such we have not yet fully calculated the impact of these tax law changes. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the Global Intangible Low-Taxed Income tax provisions in future years, or in the period in which that tax was incurred.

The effective tax rates for the years ended December 31, 2017 and 2016 were approximately 88% and 30%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2017 and 2016 effective tax rates were most impacted by our operations in Ireland, South Africa, and the United Kingdom. Excluding the impact of the US Tax Act, the effective tax rate for the year-ended December 31, 2017 was increased by the inclusion of certain foreign earnings in our U.S. tax return, offset by the tax benefit from foreign operations that are taxed at lower rates than the domestic rate, The effective tax rate for the year-ended December 31, 2016 was increased by the inclusion of certain foreign earnings in our U.S. tax return, offset by the tax benefit from foreign operations that are taxed at lower rates than the domestic rate. The effective tax rate for the year-ended December 31, 2016 was also reduced by net release of $9.0 million in valuation allowance primarily related to U.S. foreign tax credits.

Year-ended December 31, 2016 Compared to Year-ended December 31, 2015

	2016				2015
	Amount	% of Total Revenue	$ Change vs 2015	% Change vs 2015	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$411,289	41%	$(34,768)	-8%	$446,057	43%
Initial license fees (ILFs)	203,156	20%	28,840	17%	174,316	17%
Monthly license fees (MLFs)	70,310	7%	(6,579)	-9%	76,889	7%

License	273,466	27%	22,261	9%	251,205	24%
Maintenance	233,476	23%	(8,419)	-3%	241,895	23%
Services	87,470	9%	(19,350)	-18%	106,820	10%

Total revenues	1,005,701	100%	(40,276)	-4%	1,045,977	100%

Operating expenses:
Cost of revenue	444,914	44%	(27,385)	-6%	472,299	45%
Research and development	169,900	17%	23,976	16%	145,924	14%
Selling and marketing	118,082	12%	(11,325)	-9%	129,407	12%
General and administrative	113,617	11%	26,198	30%	87,419	8%
Gain on sale of CFS assets	(151,463)	-15%	(151,463)	100%	—	0%
Depreciation and amortization	89,521	9%	6,541	8%	82,980	8%

Total operating expenses	784,571	78%	(133,458)	-15%	918,029	88%

Operating income	221,130	22%	93,182	73%	127,948	12%
Other income (expense):
Interest expense	(40,184)	-4%	1,188	-3%	(41,372)	-4%
Interest income	530	0%	144	37%	386	0%
Other, net	4,105	0%	(22,306)	-84%	26,411	3%

Total other income (expense)	(35,549)	-4%	(20,974)	144%	(14,575)	-1%

Income before income taxes	185,581	18%	72,208	64%	113,373	11%
Income tax expense	56,046	6%	28,109	101%	27,937	3%

Net income	$129,535	13%	$44,099	52%	$85,436	8%

Revenues

Total revenue for the year-ended December 31, 2016 decreased $40.3 million, or 4%, as compared to the same period in 2015. The decrease is the result of a $34.8 million, or 8%, decrease in SaaS and Platform revenue, an $8.4 million, or 3%, decrease in maintenance revenue, and a $19.4 million, or 18%, decrease in services revenue, partially offset by a $22.3 million, or 9%, increase in license revenue.

The CFS divestiture resulted in a $79.2 million decrease in total revenue for year-ended December 31, 2016. Total revenue was $13.5 million lower for the year-ended December 31, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The addition of PAY.ON contributed $13.6 million of additional revenue for the year-ended December 31, 2016, compared to the same period in 2015. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, total revenue for the year-ended December 31, 2016, increased $38.8 million, or 4%, compared to the same period in 2015 primarily as a result of an increase in initial license fees, and SaaS and Platform revenue, partially offset by decreases in maintenance and services.

SaaS and Platform Revenue

SaaS and Platform revenue decreased $34.8 million, or 8%, during the year-ended December 31, 2016, as compared to the same period in 2015.The CFS divestiture resulted in decreased SaaS and Platform revenue of $70.3 million during the year-ended December 31, 2016. Total SaaS and Platform revenue was $2.1 million lower for the year-ended December 31, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The addition of PAY.ON contributed $13.6 million in SaaS and Platform revenue for the year-ended December 31, 2016, compared to the same period in 2015. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, total SaaS and Platform revenue for the year-ended December 31, 2016, increased $24.0 million, or 5%, compared to the same period in 2015, which is primarily attributed to new customers adopting our on demand or SaaS and Platform offerings and existing customers adding new functionality or increasing transactions processed or customers enrolled.

Initial License Revenue

Initial license revenue increased by $28.8 million, or 17%, during the year-ended December 31, 2016, as compared to the same period in 2015. Initial license revenue was $3.6 million lower for year-ended December 31, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, initial license revenue for the year-ended December 31, 2016, increased $32.5 million, or 19%, compared to the same period in 2015.The increase in initial license revenue was primarily driven by an increase in capacity-related and non-capacity related license revenue of $26.5 million and $6.0 million, respectively, for the year-ended December 31, 2016, compared to the same period in 2015. The increase in capacity-related license revenue was attributable to the timing and relative size of capacity events during the year-ended December 31, 2016, as compared to the same period in 2015. The increase in non-capacity related license revenue was largely attributable to the execution of several license renewal arrangements and the release of deferred revenue for several large complex projects during the year-ended December 31, 2016, as compared to the same period in 2015.

Monthly License Revenue

Monthly license revenue decreased $6.6 million, or 9%, during the year-ended December 31, 2016, as compared to the same period in 2015. The CFS divestiture resulted in decreased monthly license revenue of $4.5 million during the year-ended December 31, 2016. Total monthly license revenue was $1.1 million lower for the year-ended December 31, 2016, compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, monthly license revenue for the year-ended December 31, 2016, was relatively flat compared to the same period in 2015.

Maintenance Revenue

Maintenance revenue decreased $8.4 million, or 3%, during the year-ended December 31, 2016, as compared to the same period in 2015. Total maintenance revenue was $4.9 million lower for the year-ended December 31, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. The CFS divestiture resulted in decreased maintenance revenue of $0.7 million during the year-ended December 31, 2016. Excluding the impact of foreign currency and CFS, total maintenance revenue for the year-ended December 31, 2016, decreased $2.8 million, or 1%, compared to the same period in 2015.

Services Revenue

Services revenue decreased $19.4 million, or 18%, during the year-ended December 31, 2016, as compared to the same period in 2015. The CFS divestiture resulted in decreased services revenue of $3.3 million during the year-ended December 31, 2016. Total services revenue was $1.6 million lower for the year-ended December 31, 2016, as compared to the same period in 2015 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of CFS and foreign currency, total services revenue for the year-ended December 31, 2016, decreased $14.4 million, or 13%, compared to the same period in 2015.

During 2015, we completed several large, complex projects that resulted in recognition of services revenue as the work was performed and the projects were completed. The number and magnitude of such projects was lower in 2016. Additionally, our customers continue to transition from on-premise to on-demand software solutions. Services work performed in relation to our on-demand software solutions is recognized over a longer service period and is classified as on-demand.

Operating Expenses

Total operating expenses for the year-ended December 31, 2016 increased $18.0 million, or 2%, as compared to the same period of 2015 excluding the gain on sale of CFS assets.

The CFS divestiture resulted in a $73.1 million decrease in total operating expenses for the year-ended December 31, 2016. Total operating expenses were $13.8 million lower for the year-ended December 31, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. There were $28.6 million of incremental operating expenses related to the operations of PAY.ON for the year-ended December 31, 2016 compared to the same period in 2015. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, operating expenses increased $76.3 million, or 9%, for the year-ended December 31, 2016 principally reflecting higher cost of revenue, research and development, and general and administrative expenses.

Cost of Revenue

Cost of revenue decreased $27.4 million, or 6%, for the year-ended December 31, 2016, compared to the same period in 2015. The CFS divestiture resulted in a decrease of $51.5 million in cost of revenue for the year-ended December 31, 2016 compared to the same period in 2015. Cost of revenue was approximately $5.6 million lower due to the impact of foreign currencies weakening against the U.S. dollar. There was $3.5 million of incremental cost of maintenance, services and hosting related to the operations of PAY.ON for the year-ended December 31, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, cost of revenue increased $26.2 million, or 6%, for the year-ended December 31, 2016, primarily due to a $14.2 million increase in interchange processing fees, a $3.9 million increase in personnel and related expenses, a $4.5 million decrease in net deferred expenses, and a $2.5 million increase in stock-based compensation.

Research and Development

R&D increased $24.0 million, or 16%, for the year-ended December 31, 2016, compared to the same period in 2015. There were $11.9 million of incremental R&D related to the operations of PAY.ON for the year-ended December 31, 2016 compared to the same period in 2015. The CFS divestiture resulted in a decrease of $5.8 million in R&D for the year-ended December 31, 2016 compared to the same period in 2015. R&D was approximately $2.3 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, R&D increased $20.1 million, or 15%, for the year-ended December 31, 2016, primarily due to a $14.1 million increase in personnel and related expenses, a $4.5 million increase in stock-based compensation, and a $1.5 million decrease in net deferred expenses.

Selling and Marketing

Selling and marketing decreased $11.3 million, or 9%, for the year-ended December 31, 2016, compared to the same period in 2015. The CFS divestiture resulted in a decrease in selling and marketing of $7.2 million. Selling and marketing was $2.9 million lower for the year-ended December 31, 2016, compared to the same period in 2015, due to the impact of foreign currencies weakening against the U.S. dollar. There were $3.4 million of incremental selling and marketing expenses related to the operations of PAY.ON for the year-ended December 31, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, selling and marketing decreased $4.6 million, or 4%, for the year-ended December 31, 2016 primarily due to a decrease in personnel and related expenses.

General and Administrative

General and administrative increased $26.2 million, or 30%, for the year-ended December 31, 2016, compared to the same period in 2015. The CFS divestiture resulted in a decrease in general and administrative of $5.0 million for the year-ended December 31, 2016 compared to the same period in 2015. General and administrative expenses were approximately $2.2 million lower due to the impact of foreign currencies weakening against the U.S. dollar. There were $2.0 million of incremental operating expenses related to the operations of PAY.ON for the year-ended December 31, 2016. Excluding the impact of CFS, foreign currency, and the addition of PAY.ON, general and administrative increased $31.4 million, or 39%, for the year-ended December 31, 2016, primarily due to a $11.9 million increase in stock-based compensation expense, a $8.3 million increase in professional fees, a $5.4 million increase in significant transaction related expenditures, and a $5.8 million increase in personnel and related expenses.

Gain on Sale of CFS Assets

On March 3, 2016, we completed the sale of our CFS related assets and liabilities to Fiserv for $200.0 million and recognized a pre-tax gain of $151.5 million for the year-ended December 31, 2016.

Depreciation and Amortization

Depreciation and amortization increased $6.5 million, or 8%, for the year-ended December 31, 2016, compared to the same period in 2015. There was $7.8 million of incremental depreciation and amortization related to the operations of PAY.ON for the year-ended December 31, 2016 compared to the same period in 2015. The CFS divestiture resulted in a $3.6 million decrease in depreciation and amortization for the year-ended December 31, 2016 compared to the same period in 2015. Depreciation and amortization was approximately $0.9 million lower due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of PAY.ON, CFS, and foreign currency, depreciation and amortization increased $3.1 million, or 4%, due to an increase in capital expenditures during the past year.

Other Income and Expense

Interest expense for the year-ended December 31, 2016 decreased $1.2 million, or 3%, as compared to the same period in 2015 primarily due to lower comparative debt balances.

Other, net consists of foreign currency gain (loss) and other non-operating items. Foreign currency gain for the year-ended December, 2016 and 2015 were $4.1 million and $1.9 million, respectively. We realized a $24.5 million gain from the sale of our holdings in Yodlee, Inc. (“Yodlee”) stock during the year-ended December 31, 2015, which did not reoccur in 2016.

Income Taxes

The effective tax rates for the years ended December 31, 2016 and 2015 were approximately 30% and 25%, respectively. Our effective tax rate each year varies from our federal statutory rate because we operate in multiple foreign countries where we apply their tax laws and rates which vary from those that we apply to the income we generate from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2016 effective tax rate was most impacted by our operations in Ireland, South Africa, and the United Kingdom and our December 31, 2015 effective tax rate was most impacted by our operations in Ireland, Netherlands, South Africa, and the United Kingdom. Our effective rate is increased by the inclusion of certain foreign earnings in our U.S. tax return. In addition to the tax benefit from foreign operations that are taxed at lower rates than the domestic rate, the effective tax rate for the year-ended December 31, 2016 was also reduced by a net release of $9.0 million in valuation allowance primarily related to U.S. foreign tax credits. The effective tax rate for the year-ended December 31, 2015 was reduced by an $8.6 million benefit related to the Company’s investment in Yodlee and change in the related valuation allowance. The effective tax rate for the year-ended December 31, 2015 was increased by an unrecognized tax benefit increase of $3.0 million.

Segment Results for Years Ended December 31, 2017, 2016, and 2015

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

ACI On Demand serves the needs of banks, financial intermediaries, merchants, and corporates who use payments to facilitate their core business. The Company sees an increasing number of customers opting for software as a service and platform as a service offerings, which offer reduced complexity and cost as well as the ability to rapidly implement and scale.

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

Corporate and other consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, amortization of acquisition-related intangibles, and other costs that are not considered when management evaluates segment performance. For the year-ended December 31, 2017, Corporate and other includes $46.7 million of general and administrative expense for the legal judgment discussed in Note 14 in the Notes to the Consolidated Financial Statements. For the year-ended December 31, 2016, Corporate and other also includes revenue and operating income from the operations and sale of CFS related assets and liabilities of $15.4 million and $151.7 million, respectively.

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2016
Revenues:
ACI On Premise	$598,590	$591,252
ACI On Demand	425,601	399,033
Corporate and other	—	15,416

	$1,024,191	$1,005,701

Depreciation and amortization expense:
ACI On Premise	$13,094	$14,581
ACI On Demand	34,171	29,385
Corporate and other	54,959	59,488

	$102,224	$103,454

Stock-based compensation expense:
ACI On Premise	$2,234	$6,894
ACI On Demand	2,230	6,876
Corporate and other	9,219	29,843

	$13,683	$43,613

Operating income (loss):
ACI On Premise	$331,766	$290,713
ACI On Demand	(38,233)	(38,885)
Corporate and other	(208,893)	(30,698)

	$84,640	$221,130

ACI On Premise operating income increased $41.1 million, or 14%, for the year-ended December 31, 2017, compared to the same period in 2016, due to a $7.3 million increase in revenue and a $33.8 million decrease in operating expenses. The increase in ACI On Premise revenue was primarily due to a $19.7 million increase in license revenue, partially offset by a $11.4 million decrease in maintenance revenue. ACI On Premise operating expenses decreased $33.8 million, or 11%, for the year-ended December 31, 2017, compared to the same period in 2016, primarily due to a $14.3 million decrease in research and development expenses, a $9.6 million decrease in cost of revenue, and a $4.8 million decrease in selling and marketing expenses.

ACI On Demand operating loss decreased $0.7 million, or 2%, for the year-ended December 31, 2017, compared to the same period in 2016, primarily due to a $26.6 million increase in revenue, offset by a $25.9 million increase in operating expenses. The increase in ACI On Demand revenue was due to the increase in SaaS and Platform revenue excluding the impact of CFS. ACI On Demand operating expenses increased $25.9 million, or 6%, for the year-ended December 31, 2017, compared to the same period in 2016, primarily due to an increase of $19.8 million in payment card interchange fees. Excluding interchange fees, ACI On Demand operating expenses increased $6.1 million, primarily due to an $8.6 million increase in research and development expenses and a $4.8 million increase in depreciation expenses, partially offset by a $2.5 million decrease in cost of revenue and a $2.2 million decrease in selling and marketing expenses.

Corporate and other operating loss increased year over year primarily due to two items; 1) the BHMI judgment of $46.7 million recognized during the year-end December 31, 2017 and 2) the CFS gain on sale of assets of $151.5 recognized during the year-ended December 31, 2016. Excluding those two items, Corporate and other operating loss decreased approximately $20.0 million primarily due to a $20.6 million decrease in stock-based compensation.

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

Available Liquidity

The following table sets forth our available liquidity for the periods indicated (amount in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$69,710	$75,753
Availability under Revolving Credit Facility	498,000	154,500

Total liquidity	$567,710	$230,253

The increase in total liquidity is primarily attributable to additional committed revolving credit facility of $250.0 million (in accordance with the February 24, 2017 amendment to the Credit Agreement) and positive cash flow from operating activities of $146.2 million partially offset by net repayments of $57.0 million on the Credit Facility, $5.3 million of payments related to debt issuance costs, and $9.9 million of payments on other debt and capital leases.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of December 31, 2017, we had $69.7 million in cash and cash equivalents of which $46.5 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. We are currently evaluating our existing position regarding the permanent reinvestment of our foreign funds in light of the enactment of the Tax Act. We expect to complete our evaluation and determine the impact the Tax Act may have on our permanent reinvestment assertion within the measurement period provided by SAB 118.

Cash Flows

The following table sets forth summary cash flow data for the periods indicated (amounts in thousands).

	Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$146,197	$99,830	$187,994
Investing activities	(54,414)	129,633	(199,961)
Financing activities	(98,148)	(251,076)	44,640

2017 compared to 2016

Cash Flow from Operating Activities

Net cash flows provided by operating activities for the year-ended December 31, 2017 was $146.2 million compared to $99.8 million during the same period in 2016. The comparative period increase was primarily due to the timing of customer billings and receipts for the year-ended December 31, 2017, compared to the same period in 2016. Our current policy is to use our operating cash flow primarily to meet interest and principal payments on outstanding debt, as well as for funding capital expenditures, lease payments, acquisitions, and stock repurchases.

Cash Flow from Investing Activities

During 2017, we used cash of $54.4 million to purchase software, property and equipment as compared to $63.1 million during the same period in 2016. During 2016, we received net proceeds of $199.5 million from the sale of the CFS related assets and liabilities.

Cash Flow from Financing Activities

Net cash flows used by financing activities for the year-ended December 31, 2017 was $98.1 million as compared to $251.1 million during the same period in 2016. During 2017, we received net proceeds of $29.0 million on the Term Credit Facility and repaid a net of $86.0 million on the Revolving Credit Facility. We used $37.4 million to repurchase shares of common stock during the year-ended December 31, 2017. In addition, during the year-ended December 31, 2017, we received proceeds of $16.8 million from the exercises of stock options and issuance of common stock under our 2017 Employee Stock Purchase Plan, and used $5.3 million for the repurchase of restricted stock for tax withholdings. During 2016, we used the proceeds from the CFS divestiture to partially fund the repayment of $166.0 million on the revolver portion of the Credit Facility and $95.3 million of the term portion of the Credit Facility. Additionally, we used $60.1 million to repurchase shares of common stock during the year-ended December 31, 2016. In addition, during the year-ended December 31, 2016, we received proceeds of $12.3 million from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $3.0 million for the repurchase of restricted stock and performance shares for tax withholdings.

2016 compared to 2015

Cash Flow from Operating Activities

Net cash flows provided by operating activities for the year-ended December 31, 2016 was $99.8 million compared to $188.0 million during the same period in 2015. The comparative period decrease was primarily due to the timing of customer billings and receipts for the year-ended December 31, 2016, compared to the same period in 2015. Our current policy is to use our operating cash flow primarily to meet interest and principal payments on outstanding debt, as well as for funding capital expenditures, lease payments, acquisitions, and stock repurchases.

Cash Flow from Investing Activities

During 2016, we received net proceeds of $199.5 million from the sale of the CFS related assets. In addition, we used $63.1 million to purchase software, property and equipment as compared to $48.9 million during the same period in 2015. The increase is primarily driven by proceeds used to build out the Company’s new data center in Ireland. We received proceeds of $35.3 million on our sale of our holdings in Yodlee common stock during the year-ended December 31, 2015. In addition, during the year-ended December 31, 2015, we used $179.4 million of cash, net of $1.6 million in cash acquired, to acquire PAY.ON.

Cash Flow from Financing Activities

During 2016, we used the proceeds from the CFS divestiture to partially fund the repayment of $166.0 million on the revolver portion of the Credit Facility and $95.3 million of the term portion of the Credit Facility. We used $60.1 million to repurchase shares of common stock during the year-ended December 31, 2016. In addition, during the year-ended December 31, 2016, we received proceeds of $12.3 million from the exercises of stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, as amended, and used $3.0 million for the repurchase of restricted stock and performance shares for tax withholdings. We received proceeds of $298.0 million and repaid $164.0 million on the Revolving Credit Facility during the year-ended December 31, 2015. We repaid $87.4 million on the Term Credit Facility during the year-ended December 31, 2015.

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

Debt

Credit Agreement

As of December 31, 2017, we had $2.0 million and $394.3 million outstanding under our Revolving and Term Credit Facility portions of our Credit Agreement, respectively, with up to $498.0 million of unused borrowings under the Revolving Credit Facility. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our consolidated balance sheet. On June 27, 2017, the Company and the Administrative Agent entered into an amendment to the Credit Agreement. The amendment revised the definition of “Consolidated EBITDA” to exclude the expense from the BHMI judgment and related fees, expenses, and interest thereto, up to $50.0 million from the calculation in the period recorded. At December 31, 2017 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at December 31, 2017 was 3.07%.

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

Stock Repurchase Program

As of September 12, 2012, our Board of Directors had approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire up to $262.1 million of our common stock. On September 13, 2012, our Board of Directors approved the repurchase of up to 7,500,000 shares of our common stock, or up to $113.0 million, in place of the remaining repurchase amounts previously authorized. In July 2013 and again in February 2014, our Board of Directors approved an additional $100.0 million for the stock repurchase program, for a total of an additional $200.0 million.

The Company repurchased 1,653,573 shares for $37.4 million under the program during the year-ended December 31, 2017. Under the program to date, the Company has repurchased 41,782,966 shares for approximately $493.3 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $40.8 million as of December 31, 2017.

Subsequent to December 31, 2017, the Company repurchased an additional 1,346,427 shares for $31.1 million under the repurchase program leaving a maximum of $9.7 million authorized for repurchases. On February 19, 2018, the Board of Directors approved $200.0 million for the stock repurchase program.

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

Contractual Obligations and Commercial Commitments

We lease office space and equipment under operating leases that run through October 2028. Additionally, we have entered into a Credit Agreement that matures in 2022 and have issued Senior Notes that mature in 2020.

Contractual obligations as of December 31, 2017 are as follows (in thousands):

	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations	$86,764	$17,172	$27,854	$15,259	$26,479
Term credit facility	394,250	20,750	62,250	311,250	—
Revolving credit facility	2,000	—	—	2,000	—
Senior notes	300,000	—	300,000	—	—
Term credit facility interest (1)	43,583	11,865	21,261	10,457	—
Revolving credit facility interest (1)	256	61	123	72	—
Senior Notes Interest (2)	47,813	19,125	28,688	—	—
Financed internally used software (3)	1,858	1,523	335	—	—

Total	$876,524	$70,496	$440,511	$339,038	$26,479

(1)	Based upon the Credit Facility debt outstanding and interest rate in effect at December 31, 2017 of 3.07%.
(2)	Based upon Senior Notes issued of $300.0 million at per annum rate of 6.375%.
(3)	During the year-ended December 31, 2015, we financed multiple three-year license agreement for certain internally-used software for a total value of $20.4 million with payments due through November 2018. Of this amount, $1.9 million remains outstanding at December 31, 2017. We recorded $1.5 million in other current liabilities and $0.4 million in other non-current liabilities in our consolidated balance sheet as of December 31, 2017.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Accounting Standards Codification (“ASC”) 740, Income Taxes. The liability for unrecognized tax benefits at December 31, 2017 is $27.2 million.

Off-Balance Sheet Arrangements

Settlement Accounts

We enter into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of our clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that we receive the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of our clients which are separate from our corporate assets. As we do not take ownership of the funds, the settlement accounts are not included in our balance sheet. We are entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in our determination of our fee structure for clients and represents a portion of the payment for services performed by us. The amount of settlement funds as of December 31, 2017 and 2016 were $238.9 million and $270.0 million, respectively.

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

Intangible Assets and Goodwill

Our business acquisitions typically result in the recording of intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2017 and December 31, 2016 our intangible assets, excluding goodwill, net of accumulated amortization, were $191.3 million and $203.6 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from three years to 20 years.

As of December 31, 2017 and 2016, our goodwill was $909.7 million. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, ACI On Premise and ACI On Demand, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 2, Acquisitions, in the Notes to Consolidated Financial Statements.

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

Long term incentive program performance share awards (“LTIP Performance Shares”) were granted during the years ended December 31, 2017, 2016, and 2015, pursuant to our 2016 Incentive Plan and 2005 Incentive Plan. These awards are earned, if at all, based on the achievement over a specified period of performance goals related to certain performance metrics. In order to determine compensation expense to be recorded for these LTIP Performance Shares, each quarter management evaluates the probability that the target performance goals will be achieved, if at all, and the anticipated level of attainment.

During the years ended December 31, 2017, 2016, and 2015, pursuant to our 2016 Incentive Plan and 2005 Incentive Plan, we granted restricted share awards (“RSAs”). These awards have requisite service periods of three years and vest in increments of 33% on the anniversary dates of grants. Under each arrangement, stock is issued without direct cost to the employee. We estimate the fair value of the RSAs based upon the market price of our stock at the date of grant. The RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock.

During the year-ended December 31, 2015, pursuant to our 2005 Incentive Plan, we granted Performance-Based Restricted Share Awards (“PBRSAs”). The PBRSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. These PBRSA awards are earned, if at all, based upon the achievement of performance goals over a specific period (the “Performance Period”) and completion of the service period. In no event will any of the PBRSA shares become earned if our earnings before income tax, depreciation, and amortization (“EBITDA”) is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined EBITDA threshold level, up to 150% of the PBRSA shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management will evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements. We recognize compensation expense for PBRSAs on a straight-line basis over the requisite service periods.

During the year-ended December 31, 2016, pursuant to our 2005 Incentive Plan, we granted Retention Restricted Share Awards (“Retention RSAs”). The Retention RSA awards granted to named executive officers have a requisite service period (vesting period) of 1.3 years and vest 50% on July 1, 2016 and 50% on July 1, 2017. Retention RSA awards granted to employees other than named executive officers have a vesting period of 0.8 years and vest 50% on July 1, 2016 and 50% on January 1, 2017. Under each agreement, stock is issued without direct cost to the employee. We estimate the fair value of the Retention RSAs based upon the market price of the Company’s stock at the date of grant. The Retention RSA grants provide for the payment of dividends on our common stock, if any, to the participant during the requisite service period and the participant has voting rights for each share of common stock. We recognize compensation expense for Retention RSAs on a straight-line basis over the requisite service period.

During the year-ended December 31, 2017, the Company granted total shareholder return (“TSR”) awards, pursuant to the 2016 Incentive Plan, to certain executive officers. TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. In order to determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over a three-year performance period based on the grant date fair value.

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

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year-ended December 31, 2017. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at December 31, 2017, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $696.3 million of debt outstanding at December 31, 2017 with $300.0 million in Senior Notes and $396.3 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 3.07% at December 31, 2017. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required consolidated financial statements and notes thereto are included in this Annual Report and are listed in Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2017.

In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2017.

b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2017. Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

c) Changes in Internal Control over Financial Reporting

During our quarter ended December 31, 2017, we implemented internal controls to ensure we have adequately evaluated our contracts with customers and properly assessed the impact of ASC 606, Revenue from Contract with Customers, on our consolidated financial statements in preparation for adoption of ASC 606 during the quarter ending March 31, 2018.

There have been no additional changes during our quarter ended December 31, 2017 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 27, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The information required by this item with respect to our directors is included in the section entitled “Nominees” under “Proposal 1 – Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2018 (the “2018 Proxy Statement”) and is incorporated herein by reference.

Information included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement is incorporated herein by reference.

Information related to the audit committee and the audit committee financial expert is included in the section entitled “Report of Audit Committee” in our 2018 Proxy Statement and is incorporated herein by reference. In addition, the information included in the sections entitled “Board Committees and Committee Meetings,” “Shareholder Recommendations for Director Nominees” and “Shareholder Nomination Process” within the “Corporate Governance” section of our 2018 Proxy Statement is incorporated herein by reference.

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

Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information included in the sections entitled “Information Regarding Security Ownership” in our 2018 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information included in the section entitled “Certain Relationships and Related Transactions,” in our 2018 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2018 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information included in the sections entitled ”Independent Registered Public Accounting Firm Fees” and ”Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2018 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACI Worldwide, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 27, 2018 We have served as the Company’s auditor since 2009.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$69,710	$75,753
Receivables, net of allowances of $4,799 and $3,873, respectively	262,845	268,162
Recoverable income taxes	7,921	4,614
Prepaid expenses	23,219	25,884
Other current assets	58,126	33,578

Total current assets	421,821	407,991

Noncurrent assets
Property and equipment, net	80,228	78,950
Software, net	155,386	185,496
Goodwill	909,691	909,691
Intangible assets, net	191,281	203,634
Deferred income taxes, net	66,749	77,479
Other noncurrent assets	36,483	39,054

TOTAL ASSETS	$1,861,639	$1,902,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,718	$42,873
Employee compensation	48,933	47,804
Current portion of long-term debt	17,786	90,323
Deferred revenue	107,543	105,191
Income taxes payable	9,898	11,334
Other current liabilities	102,904	78,841

Total current liabilities	321,782	376,366

Noncurrent liabilities
Deferred revenue	51,967	49,863
Long-term debt	667,943	653,595
Deferred income taxes, net	16,910	26,349
Other noncurrent liabilities	38,440	41,205

Total liabilities	1,097,042	1,147,378

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2017 and 2016	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at
December 31, 2017 and 2016	702	702
Additional paid-in capital	610,345	600,344
Retained earnings	550,866	545,731
Treasury stock, at cost, 23,428,324 and 23,188,258 shares at December 31, 2017 and 2016, respectively	(319,960)	(297,760)
Accumulated other comprehensive loss	(77,356)	(94,100)

Total stockholders’ equity	764,597	754,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,861,639	$1,902,295

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	FOR THE YEARS ENDED DECEMBER 31,
	2017	2016	2015
Revenues
Software as a service and platform as a service	$425,572	$411,289	$446,057
License	293,124	273,466	251,205
Maintenance	222,071	233,476	241,895
Services	83,424	87,470	106,820

Total revenues	1,024,191	1,005,701	1,045,977

Operating expenses
Cost of revenue (1)	452,286	444,914	472,299
Research and development	136,921	169,900	145,924
Selling and marketing	107,885	118,082	129,407
General and administrative	153,032	113,617	87,419
Gain on sale of CFS assets	—	(151,463)	—
Depreciation and amortization	89,427	89,521	82,980

Total operating expenses	939,551	784,571	918,029

Operating income	84,640	221,130	127,948

Other income (expense)
Interest expense	(39,013)	(40,184)	(41,372)
Interest income	564	530	386
Other, net	(2,619)	4,105	26,411

Total other income (expense)	(41,068)	(35,549)	(14,575)

Income before income taxes	43,572	185,581	113,373
Income tax expense	38,437	56,046	27,937

Net income	$5,135	$129,535	$85,436

Earnings per common share
Basic	$0.04	$1.10	$0.73
Diluted	$0.04	$1.09	$0.72
Weighted average common shares outstanding
Basic	118,059	117,533	117,465
Diluted	119,444	118,847	118,919

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2017	2016	2015
Net income	$5,135	$129,535	$85,436
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	1,488
Reclassification of unrealized gain to a realized gain on available-for-sale securities	—	—	(24,465)
Foreign currency translation adjustments	16,744	(22,524)	(28,716)

Total other comprehensive income (loss):	16,744	(22,524)	(51,693)

Comprehensive income	$21,879	$107,011	$33,743

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2014	$698	$551,713	$331,415	$(282,538)	$(19,883)	$581,405
Net income	—	—	85,436	—	—	85,436
Other comprehensive loss	—	—	—	—	(51,693)	(51,693)
Stock-based compensation	—	18,380	—	—	—	18,380
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(14,089)	—	34,231	—	20,142
Issuance of 476,750 shares under stock plan portion of PAY.ON acquisition agreement	3	(3)	—	—	—	—
Issuance of 227,917 shares of common stock for acquisition of PAY.ON	1	5,378	—	—	—	5,379
Repurchase of restricted stock and performance shares for tax withholdings	—	—	—	(4,649)	—	(4,649)

Balance as of December 31, 2015	702	561,379	416,851	(252,956)	(71,576)	654,400
Net income	—	—	129,535	—	—	129,535
Other comprehensive loss	—	—	—	—	(22,524)	(22,524)
Stock-based compensation	—	43,613	—	—	—	43,613
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(5,204)	—	18,260	—	13,056
Repurchase of 3,020,926 shares of common stock	—	—	—	(60,089)	—	(60,089)
Repurchase of restricted stock for tax withholdings	—	—	—	(2,975)	—	(2,975)
Cumulative effect of accounting change, ASU 2016-09	—	556	(655)	—	—	(99)

Balance as of December 31, 2016	702	600,344	545,731	(297,760)	(94,100)	754,917
Net income	—	—	5,135	—	—	5,135
Other comprehensive income	—	—	—	—	16,744	16,744
Stock-based compensation	—	13,683	—	—	—	13,683
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(3,682)	—	20,498	—	16,816
Repurchase of 1,653,573 shares of common stock	—	—	—	(37,387)	—	(37,387)
Repurchase of restricted stock for tax withholdings	—	—	—	(5,311)	—	(5,311)

Balance as of December 31, 2017	$702	$610,345	$550,866	$(319,960)	$(77,356)	$764,597

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FOR THE YEARS ENDED DECEMBER 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$5,135	$129,535	$85,436
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	24,871	22,584	21,656
Amortization	77,353	80,870	75,775
Amortization of deferred debt issuance costs	4,286	5,567	6,244
Deferred income taxes	21,660	17,702	19,328
Stock-based compensation expense	13,683	43,613	18,380
Gain on sale of available-for-sale equity securities	—	—	(24,465)
Gain on sale of CFS assets	—	(151,463)	—
Other	435	806	2,725
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(8,243)	(76,460)	(11,355)
Accounts payable	(1,700)	(13,920)	8,557
Accrued employee compensation	94	18,060	(1,998)
Current income taxes	(4,227)	14,510	(8,244)
Deferred revenue	439	3,015	(4,513)
Other current and noncurrent assets and liabilities	12,411	5,411	468

Net cash flows from operating activities	146,197	99,830	187,994

Cash flows from investing activities:
Purchases of property and equipment	(25,717)	(40,812)	(27,283)
Purchases of software and distribution rights	(28,697)	(22,268)	(21,622)
Proceeds from sale of available-for-sale equity securities	—	—	35,311
Proceeds from sale of CFS assets	—	199,481	—
Acquisition of businesses, net of cash acquired	—	232	(179,367)
Other	—	(7,000)	(7,000)

Net cash flows from investing activities	(54,414)	129,633	(199,961)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,958	2,987	3,104
Proceeds from exercises of stock options	13,872	9,325	12,175
Repurchases of common stock	(37,387)	(60,089)	—
Repurchase of restricted stock and performance shares for tax withholdings	(5,311)	(2,975)	(4,649)
Proceeds from revolving credit facility	67,000	76,000	298,000
Proceeds from term portion of credit agreement	415,000	—	—
Repayments of revolving credit facility	(153,000)	(166,000)	(164,000)
Repayments of term portion of credit agreement	(386,040)	(95,293)	(87,352)
Payments on other debt and capital leases	(9,900)	(14,376)	(12,638)
Payment for debt issuance costs	(5,340)	(655)	—

Net cash flows from financing activities	(98,148)	(251,076)	44,640

Effect of exchange rate fluctuations on cash	322	(4,873)	(7,735)

Net increase (decrease) in cash and cash equivalents	(6,043)	(26,486)	24,938
Cash and cash equivalents, beginning of period	75,753	102,239	77,301

Cash and cash equivalents, end of period	$69,710	$75,753	$102,239

Supplemental cash flow information
Income taxes paid, net	$37,817	$19,081	$24,036
Interest paid	$34,976	$35,053	$35,183

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

ACI Worldwide, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “ACI” or the “Company”), develop, market, install, and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes, or acts as a sales agent for software developed by third parties. These products and services are used principally by banks, financial intermediaries, merchants, and corporates, both in domestic and international markets.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Recently acquired subsidiaries that are included in the Company’s consolidated financial statements as of the date of their acquisition include: PAY.ON AG and its subsidiaries (collectively, “PAY.ON”) acquired during the year-ended December 31, 2015. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition, Receivables and Deferred Revenue

Software as a Service (“SaaS”) and Platform as a Service (“Platform”). In accordance with Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition – Multiple-Element Arrangements, a multiple-deliverable arrangement is separated into more than one unit of accounting if the delivered item(s) has value to the customer on a standalone basis, and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of undelivered item(s) is considered probable and substantially in the control of the Company. If these criteria are not met, the arrangement is accounted for as a single unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price. The selling price for each element is based upon the following selling price hierarchy: vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available.

The Company enters into SaaS-based and Platform-based arrangements that may consist of multiple service deliverables including initial implementation and setup services, on-going support services, and other services. The Company’s SaaS and Platform products operate in a highly regulated and controlled environment which requires a highly specialized and unique set of initial implementation and setup services prior to the commencement of on-demand related services. Due to the essential and specialized nature of the implementation and setup services, these services do not qualify as separate units of accounting separate from the on-demand service as the delivered services do not have value to the customer on a stand-alone basis. The on-going support and other services are considered as separate units of accounting as are add-on products that do not impact the availability of functionality currently in use. The total arrangement consideration is allocated to each of the separate units of accounting based on their relative selling price and revenue is recognized over their respective service periods.

SaaS and Platform revenue also includes fees paid by our clients as a part of the electronic bill presentment and payment products. Fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled. SaaS and Platform costs include payment card interchange fees, which assessments payable to banks and payment card processing fees are included in cost of revenue in the accompanying consolidated statements of operations.

License. The Company recognizes license revenue in accordance with ASC 985-605, Revenue Recognition: Software. For software license arrangements for which services rendered are primarily related to installation of core software and are not considered essential to the functionality of the software, the Company recognizes revenue upon delivery, provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable and (iii) the fee is fixed or determinable. In most arrangements, VSOE of fair value does not exist for the license element; therefore, the Company uses the residual method under ASC 985-605 to determine the amount of revenue to be allocated to the license element. Under ASC 985-605, the fair value of all undelivered elements, such as post contract customer support (maintenance or “PCS”) or other products or services, is deferred and subsequently recognized as the products are delivered or the services are performed, with the residual difference between the total arrangement fee and revenues allocated to undelivered elements being allocated to the delivered element.

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

Deferred Revenue. Deferred revenue includes amounts currently due and payable from customers, and payments received from customers, for software licenses, maintenance, SaaS and Platform revenue and/or services in advance of recording the related revenue.

Receivables and Concentration of Credit Risk. Receivables represent amounts billed and amounts earned that are to be billed in the near future. Included in accrued receivables are services and SaaS and Platform revenues earned in the current period but billed in the following period.

	December 31,
	2017	2016
Billed Receivables	$240,137	$250,116
Allowance for doubtful accounts	(4,799)	(3,873)

Billed, net	235,338	246,243
Accrued Receivables	27,507	21,919

Receivables, net	$262,845	$268,162

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2017 or 2016.

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

The following reflects activity in the Company’s allowance for doubtful accounts receivable (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$(3,873)	$(5,045)	$(4,806)
Provision increase	(2,086)	(1,595)	(2,425)
Amounts written off, net of recoveries	1,305	2,551	2,088
Foreign currency translation adjustments and other	(145)	216	98

Balance, end of period	$(4,799)	$(3,873)	$(5,045)

Provision (increases) decreases recorded in general and administrative expenses during the years ended December 31, 2017, 2016, and 2015, reflect increases (decreases) in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables which were previously reserved for as doubtful of collection.

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

Other Current Assets and Other Current Liabilities

	December 31,
	2017	2016
Settlement deposits	$22,282	$10,496
Settlement receivables	30,063	14,327
Other	5,781	8,755

Total other current assets	$58,126	$33,578

	December 31,
	2017	2016
Settlement payables	$48,953	$24,016
Accrued interest	7,291	7,356
Vendor financed licenses	1,862	9,213
Royalties payable	9,264	7,197
Other	35,534	31,059

Total other current liabilities	$102,904	$78,841

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

Off Balance Sheet Settlement Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an automated clearing house or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2017 and 2016 were $238.9 million and $270.0 million, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class. As of December 31, 2017 and 2016, net property and equipment consisted of the following (in thousands):

	Useful Lives	2017	2016
Computer and office equipment	3 to 5 years	$123,804	$105,692
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	32,364	33,093
Furniture and fixtures	7 years	12,158	11,145
Building and improvements	7 - 30 years	12,651	10,391
Land	Non depreciable	1,785	1,785

		182,762	162,106
Less: accumulated depreciation and amortization		(102,534)	(83,156)

Property and equipment, net		$80,228	$78,950

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

Fair Value

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

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s Senior Notes was $305.7 million and $309.8 million at December 31, 2017 and December 31, 2016, respectively.

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

In accordance with ASC 350, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level, and as discussed in Note 10, Segment Information, during the first quarter of 2017, it announced a change in organizational structure to better align with the Company’s strategic direction. This change in the Company’s operating segments also resulted in a change in reporting units to coincide with the new operating segments—ACI On Demand and ACI On Premise. The Company allocated goodwill to the new reporting units using a relative fair value approach with total goodwill of $909.7 million allocated $725.9 million to ACI On Premise and $183.8 million to ACI On Demand. In addition, the Company performed an assessment of potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment was indicated.

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

Other intangible assets, which include customer relationships and trademarks and trade names, are amortized using the straight-line method over periods ranging from three years to 20 years. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

New Accounting Standards Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2017-04”), Simplifying the Test for Goodwill Impairment, an update that eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities. Under the amendments in ASU 2017-04, an entity should perform its annual or interim goodwill test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has elected to early adopt these amendments in the fourth quarter of 2017. The adoption did not have an effect on the Company’s financial position, results of operations, or cash flow as of and for the year-ended December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, an update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718, Compensation – Stock Compensation. Under the amendments in ASU 2017-09, an entity should account for the effects of a modification unless all of the following criteria are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified - if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2)

the vesting conditions of the modified award are the same as the conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company has elected to early adopt these amendments prospectively in the second quarter of 2017. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flow as of and for the year-ended December 31, 2017.

Recently Issued Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (codified as “ASC 606”). ASC 606 supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition, and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date to fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The standard permits the use of either the retrospective or modified retrospective transition method.

The Company will adopt ASC 606 on January 1, 2018 using the modified retrospective transition method which requires an adjustment to retained earnings for the cumulative effect of applying ASC 606 to active contracts as of the adoption date. During the first quarter of 2018, the Company will record its cumulative adjustment to retained earnings. As the modified retrospective transition method does not result in recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption for the amount by which each financial statement line item is affected by adoption of the standard and explanation of the reasons for significant changes. These disclosures will be included in the notes to the Company’s consolidated financial statements included in each of its quarterly reports on Form 10-Q and on annual report Form 10-K for the year ending December 31, 2018.

The most significant ongoing impact from the adoption of ASC 606 relates to the changes in the timing and amount of recognition for software license revenues and sales commission expenses.

As it relates to software license revenues, under ASC 606 the Company will recognize revenue in advance of billings (i.e. accrued receivables) for certain software license arrangements with extended payment terms as opposed to when payments become due and payable. Additionally, certain of those same software license arrangements will contain a significant financing component which will result in a change in the amount of the contract value that is allocated to software license revenue. The adjustment to the transaction price attributable to the significant financing component will be presented as an adjustment to the accrued receivable (i.e. net accrued receivable) and recognized as interest income over the term of the contract. Because the requirement to have vendor-specific objective evidence of fair value for undelivered elements is eliminated under ASC 606, the Company expects the amounts allocated to software license, maintenance, and services revenues for most software license arrangements to be recognized as each element is delivered or provided to the customer. Under current U.S. GAAP, when software license arrangements include PCS terms that fail to achieve VSOE of fair value, the Company recognizes all revenues in the arrangement ratably over the longer service period. The Company’s cumulative adjustment to retained earnings is primarily comprised of the net accrued receivables arising from active software license arrangements with extended payment terms. Based on currently available information, the Company expects pre-tax retained earnings to increase approximately $273 million - $291 million as a result of this component of the cumulative transition adjustment.

The Company has determined that certain of its sales commissions meet the definition of incremental costs of obtaining a contract. Accordingly, the costs associated with those sales commissions will be capitalized and expense recognized as the related goods or services are transferred to the customer. Under current U.S. GAAP, the Company currently recognizes sales commission expenses as they are incurred. The Company is finalizing this component of its cumulative transition adjustment.

The Company’s SaaS-based and Platform-based arrangements represent a single promise to provide continuous access (i.e. a stand-ready obligation) to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers. As each day of providing access to the software solution(s) is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its SaaS-based and Platform-based arrangements include a single performance obligation comprised of a series of distinct services. The Company’s SaaS-based and Platform-based arrangements may include fixed consideration, variable consideration or a combination of the two. Variable consideration in these arrangements is typically a function of a tier-based pricing structure that provides that customer with levels of transaction volume that “reset” with varying frequencies (e.g. monthly, quarterly or annually) and the corresponding rate per transaction within each level. Depending upon the structure of a particular arrangement, the Company will either: (1) allocate the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e. direct allocation), (2) estimate total variable consideration at contract inception (giving consideration to any constraints that may apply) and recognize the total transaction price over the period to which it relates, or (3) apply ‘right to invoice’ practical expedient. The Company believes that revenue from most of its SaaS-based and Platform-based arrangements will be recognized under the direct allocation method or by applying the ‘right to invoice’ practical expedient, which will result in the same pattern of recognition as under current U.S. GAAP.

In February 2016, the FASB issued ASU 2016-02, Leases, codified as ASC 842. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the standard effective January 1, 2019. During the year-ended December 31, 2017, the Company began its detailed assessment of the impact of ASC 842. While the Company continues to evaluate the impact of the standard on its consolidated financial statements and related disclosures, at this time the Company cannot estimate the quantitative impact of adopting the new standard.

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

The Company incurred approximately $0.9 million in transaction related expenses during the year-ended December 31, 2015, including fees to the investment bank, legal and other professional fees, which are included in general and administrative expenses in the accompanying consolidated financial statements.

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

3. Divestiture

Community Financial Services

On March 3, 2016, the Company completed the sale of its Community Financial Services (“CFS”) related assets and liabilities to Fiserv, Inc. (“Fiserv”) for $200.0 million. The sale of CFS, which was not strategic to the Company’s long-term strategy, is part of the Company’s ongoing efforts to expand as a provider of software products, Software as a Service-based, and platform-based solutions facilitating real-time electronic and eCommerce payments for large banks, financial intermediaries, merchants, and corporates worldwide. The sale included employee agreements and customer contracts as well as technology assets and intellectual property.

For the year-ended December 31, 2016, the Company recognized a net after-tax gain of $93.4 million on the sale of assets to Fiserv. This gain includes final post-closing adjustments pursuant to the definitive transaction agreement of $0.5 million recognized during the year-ended December 31, 2016.

The Company and Fiserv have also entered into a Transition Services Agreement (“TSA”), whereby the Company continues to perform certain functions on Fiserv’s behalf during a migration period. The TSA is meant to reimburse the Company for direct costs incurred in order to provide such functions, which are no longer generating revenue for the Company.

4. Software and Other Intangible Assets

At December 31, 2017, software net book value totaled $155.4 million, net of $230.7 million of accumulated amortization. Included in this amount is software marketed for external sale of $40.9 million. The remaining software net book value of $114.5 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2016, software net book value totaled $185.5 million, net of $195.0 million of accumulated amortization. Included in this amount is software marketed for external sale of $52.3 million. The remaining software net book value of $133.2 million is comprised of various software that has been acquired or developed for internal use.

Amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total current and anticipated revenues expected to be derived from the software or the straight-line method over an estimated useful life of generally three to ten years. Software for resale amortization expense recorded during the years ended December 31, 2017, 2016, and 2015, totaled $12.8 million, $13.9 million, and $14.5 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use amortization expense recorded during the years ended December 31, 2017, 2016, and 2015, totaled $45.2 million, $45.7 million, and $38.3 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$305,218	$(116,677)	$188,541	$295,730	$(96,356)	$199,374
Trademarks and tradenames	16,646	(13,906)	2,740	16,019	(11,759)	4,260

	$321,864	$(130,583)	$191,281	$311,749	$(108,115)	$203,634

Other intangible assets amortization expense recorded during the years ended December 31, 2017, 2016, and 2015, totaled $19.4 million, $21.2 million, and $23.0 million, respectively.

Based on capitalized intangible assets at December 31, 2017, and assuming no impairment of these intangible assets, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2018	$49,012	$19,145
2019	40,471	18,587
2020	31,550	17,688
2021	19,734	17,176
2022	8,383	17,015
Thereafter	6,236	101,670

Total	$155,386	$191,281

5. Debt

As of December 31, 2017, the Company had $2.0 million, $394.3 million, and $300.0 million outstanding under its Revolving Credit Facility, Term Credit Facility, and Senior Notes, respectively, with up to $498.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect at December 31, 2017 for the Credit Facility was 3.07%.

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

The Company’s obligations under the Credit Facility and cash management arrangements entered into with lenders under the Credit Facility (or affiliates thereof) and the obligations of the subsidiary guarantors are secured by first-priority security interests in substantially all assets of the Company and any guarantor, including 100% of the capital stock of ACI Worldwide Corp. and each domestic subsidiary of the Company, each domestic subsidiary of any guarantor, and 65% of the voting capital stock of each foreign subsidiary of the Company that is directly owned by the Company or a guarantor, in each case subject to certain exclusions set forth in the credit documentation governing the Credit Facility.

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

Maturities on long-term debt outstanding at December 31, 2017 are as follows (amounts in thousands):

Fiscal year ending December 31,
(in thousands)
2018	$20,750
2019	31,125
2020	331,125
2021	41,500
2022	271,750

Total	$696,250

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, dividends and other restricted payments, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and a consolidated fixed charge coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. On June 27, 2017, the Company and the Administrative Agent entered into an amendment to the Credit Agreement. The amendment revised the definition of “Consolidated EBITDA” to exclude the expense from the BHMI judgment and related fees, expenses, and interest thereto, up to $50.0 million from the calculation in the period recorded. As of December 31, 2017, and at all times during the period, the Company was in compliance with its debt covenants.

Total debt is comprised of the following (in thousands):

(in thousands)	As of December 31, 2017	As of December 31, 2016
Term credit facility	$394,250	$365,290
Revolving credit facility	2,000	88,000
6.375% Senior Notes, due August 2020	300,000	300,000
Debt issuance costs	(10,521)	(9,372)

Total debt	685,729	743,918
Less current portion of term credit facility	20,750	95,293
Less current portion of debt issuance costs	(2,964)	(4,970)

Total long-term debt	$667,943	$653,595

Other

During the year-ended December 31, 2015, the Company financed multiple three-year license agreements for certain internally-used software for a total value of $20.4 million with payments due through November 2018. Of these amounts, $1.9 million and $9.0 million remained outstanding at December 31, 2017 and 2016, respectively. The Company recorded $1.5 million and $7.3 million in other current liabilities and $0.4 million and $1.7 million in other non-current liabilities in its consolidated balance sheets as of December 31, 2017 and 2016, respectively.

6. Corporate Restructuring and Other Organizational Changes

Employee Actions

During the year-ended December 31, 2016, the Company paid approximately $0.8 million of termination costs related to terminations in prior periods. The Company had no severance liability outstanding at December 31, 2017 or 2016.

During the year-ended December 31, 2015, the Company reduced its headcount by 30 employees as a part of its integration of recent acquisitions. In connection with these actions, approximately $1.3 million of termination costs were recognized in general and administrative expense in the accompanying consolidated statements of operations during the year-ended December 31, 2015. The Company paid approximately $2.9 million in restructuring severance costs during the year-ended December 31, 2015 relating to expenses incurred in 2015 and prior. The unpaid severance liability as of December 31, 2015 totaled $0.8 million.

Lease Terminations

During the year-ended December 31, 2017, the Company ceased use of a portion of its leased facilities in Edison, NJ; Chantilly, VA; Charlotte, SC; Parsippany, PA; and Waltham, MA. As a result, the Company recorded additional expense of $2.4 million, which was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year-ended December 31, 2017.

During the year-ended December 31, 2016, the Company ceased use of a portion of its leased facilities in Watford, U.K.; Providence, RI; Chantilly, VA; and West Hills, CA. As a result, the Company recorded additional expense of $5.0 million, which was recorded in general and administrative expenses in the accompanying consolidated statements of operations for the year-ended December 31, 2016.

The components of corporate restructuring and other reorganization activities from the recent acquisitions are included in the following table (in thousands):

	Severance	Facility Closures	Total
Balance, December 31, 2015	$777	$268	$1,045
Restructuring charges (adjustments) incurred, net	—	5,041	5,041
Amounts paid during the period	(778)	(654)	(1,432)
Foreign currency translation adjustments	1	(96)	(95)

Balance, December 31, 2016	$—	$4,559	$4,559
Restructuring charges (adjustments) incurred, net	—	2,447	2,447
Amounts paid during the period	—	(1,285)	(1,285)
Foreign currency translation adjustments	—	224	224

Balance, December 31, 2017	$—	$5,945	$5,945

Of the $5.9 million facility closure liability, $1.8 million and $4.1 million is recorded in other current and noncurrent liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2017.

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

The Company repurchased 1,653,573 shares for $37.4 million under the program during the year-ended December 31, 2017. Under the program to date, the Company has repurchased 41,782,966 shares for approximately $493.3 million. The maximum remaining authorized for purchase under the stock repurchase program was approximately $40.8 million as of December 31, 2017.

Subsequent to December 31, 2017, the Company repurchased an additional 1,346,427 shares for $31.1 million under the repurchase program leaving a maximum of $9.7 million authorized for repurchases. On February 19, 2018, the Board of Directors approved $200.0 million for the stock repurchase program.

During the year-ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted stock awards, and for issuances of common stock pursuant to the Company’s employee stock purchase plan. Treasury shares issued during the year-ended December 31, 2015 included 1,146,199, 125,026, 548,671, and 978,365 shares issued pursuant to stock option exercises, RSA grants, LTIP Performance Shares vesting, and PBRSA grants, respectively. Treasury shares issued during the year-ended December 31, 2016 included 797,140, 148,322, and 470,029 shares issued pursuant to stock option exercises, RSA grants, and Retention Restricted Share Award (“Retention RSA”) grants, respectively. Treasury shares issued during the year-ended December 31, 2017 included 1,204,559 and 560,174 shares issued pursuant to stock option exercises and RSA grants, respectively.

8. Earnings Per Share

Earnings per share is computed in accordance with ASC 260, Earnings per Share. Basic earnings per share is computed on the basis of weighted average outstanding common shares. Diluted earnings per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2017	2016	2015
Weighted average shares outstanding:
Basic weighted average shares outstanding	118,059	117,533	117,465
Add: Dilutive effect of stock options	1,385	1,314	1,454

Diluted weighted average shares outstanding	119,444	118,847	118,919

For the years ended December 31, 2017, 2016, and 2015, respectively, 3.9 million, 6.1 million, and 3.7 million, options to purchase shares and contingently issuable shares, were excluded from the diluted earnings per share computation as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2017 and 2016 was 117,096,731 and 117,336,797, respectively.

9. Other, net

Other, net is comprised of the following items (in thousands):

	Years Ended December 31,
	2017	2016	2015
Foreign currency transaction gains (losses)	$(2,619)	$4,105	$1,946
Realized gain on available-for-sale securities	—	—	24,465

Total	$(2,619)	$4,105	$26,411

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

During the year-ended December 31, 2015, the Company sold all of its Yodlee stock holdings in a series of sales and realized a total gain of $24.5 million, which is included in other, net in the accompanying consolidated statements of operations.

10. Segment Information

In January 2017, the Company announced a change in organizational structure to align with its strategic direction. As a result, beginning January 1, 2017, the Company reports financial performance based on its segments, ACI On Premise and ACI On Demand, and analyzes operating income as a measure of segment profitability.

The Company’s chief operating decision maker (“CODM”), which is also our Chief Executive Officer focuses his review of consolidated financial information and the allocation of resources based upon the operating results, including revenues and operating income, for the segments ACI On Premise and ACI On Demand, separate from the Corporate operations.

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

ACI On Demand serves the needs of banks, financial intermediaries, merchants, and corporates who use payments to facilitate their core business. The Company sees an increasing number of customers opting for software as a service and platform as a service offerings, which offer reduced complexity and cost as well as the ability to rapidly implement and scale.

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

Corporate and other consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, amortization of acquisition-related intangibles, and other costs that are not considered when management evaluates segment performance. For the year-ended December 31, 2017, Corporate and other includes $46.7 million of general and administrative expense for the legal judgment discussed in Note 14. For the year-ended December 31, 2016, Corporate and other also includes revenue and operating income from the operations and sale of CFS related assets and liabilities of $15.4 million and $151.7 million, respectively.

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2016
Revenues:
ACI On Premise	$598,590	$591,252
ACI On Demand	425,601	399,033
Corporate and other	—	15,416

	$1,024,191	$1,005,701

Depreciation and amortization expense:
ACI On Premise	$13,094	$14,581
ACI On Demand	34,171	29,385
Corporate and other	54,959	59,488

	$102,224	$103,454

Stock-based compensation expense:
ACI On Premise	$2,234	$6,894
ACI On Demand	2,230	6,876
Corporate and other	9,219	29,843

	$13,683	$43,613

Operating income (loss):
ACI On Premise	$331,766	$290,713
ACI On Demand	(38,233)	(38,885)
Corporate and other	(208,893)	(30,698)

	$84,640	$221,130

As a result of the significant changes associated with the reorganization, which were implemented on a prospective basis only, as well as the changes in the Company through the PAY.ON acquisition that occurred late in 2015 and the CFS divestiture in 2016, ACI does not have all of the information that would be necessary to present segment data for 2015 under the new operating segments structure for operating expenses and results. The Company, likewise, does not have the necessary information to present the 2017 results under the prior segment view. This information is not available to management of the Company for its own internal use and it is impractical to obtain or generate the information. The Corporate and other segment includes revenue from the operations of CFS. Revenue for the year-ended December 31, 2015 under the new operating segments is as follows (in thousands):

Year Ended
December 31, 2015
Revenue:
ACI On Premise	$589,006
ACI On Demand	362,368
Corporate and other	94,603

$1,045,977

Prior to the reorganization, the Company’s CODM, together with other senior management personnel, focused their review of consolidated financial information and the allocation of resources based on reporting of operating results, including revenues and operating income for the geographic regions of the Americas, Europe/Middle East/Africa (“

EMEA”), and Asia/Pacific. The Company’s products were sold and supported through distribution networks covering these three geographic regions, with each distribution network having its own sales force. The Company supplemented its distribution networks with independent reseller and/or distributor arrangements. All administrative costs not directly attributable or reasonably allocable to a geographic segment were tracked in Corporate.

The Company allocated segment support expenses such as global product development, business operations, and product management based upon percentage of revenue per segment. Depreciation and amortization and other facility related costs were allocated as a percentage of the headcount by segment. The Corporate line item consisted of the corporate overhead costs that were not allocated to operating segments. Corporate overhead costs related to human resources, finance, legal, accounting, merger and acquisition activity, and amortization of acquisition-related intangibles and software as well as other costs that were not considered when management evaluates segment performance.

The following is selected segment financial data under the previous operating segments for the periods indicated (in thousands):

	Years Ended December 31,
	2016	2015
Revenues:
Americas - United States	$527,431	$628,013
Americas - Other	116,718	82,548
EMEA	261,160	250,568
Asia/Pacific	100,392	84,848

	$1,005,701	$1,045,977

Depreciation and amortization expense:
Americas	$27,951	$24,966
EMEA	3,830	3,670
Asia/Pacific	1,820	1,751
Corporate	69,853	67,044

	$103,454	$97,431

Stock-based compensation expense:
Americas	$5,005	$1,638
EMEA	6,476	1,223
Asia/Pacific	605	36
Corporate	31,527	15,483

	$43,613	$18,380

Income (loss) before income taxes:
Americas	$206,689	$111,382
EMEA	176,958	132,518
Asia/Pacific	62,422	41,658
Corporate	(260,488)	(172,185)

	$185,581	$113,373

Assets are not allocated to segments and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is selected financial data for the Company’s geographical areas for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues:
United States	$541,235	$527,431	$628,013
Other	482,956	478,270	417,964

	$1,024,191	$1,005,701	$1,045,977

	As of December 31,
	2017	2016
Long lived assets
United States	$759,513	$752,442
Other	613,556	664,383

	$1,373,069	$1,416,825

Additionally, the Company offers six primary solution categories that are sold in each of the geographic regions listed above. Following are revenues, by product and services (in thousands):

	Years Ended December 31,
	2017	2016	2015
Retail payments	$428,583	$422,262	$416,998
Bill payments	271,421	255,540	241,949
Digital channels	94,036	124,630	219,698
Payments risk management	80,326	67,649	66,386
Merchant payments	76,953	64,626	49,064
Real time payments	72,872	70,994	51,882

Total	$1,024,191	$1,005,701	$1,045,977

During the years ended December 31, 2017, 2016, and 2015, approximately 19%, 22%, and 21%, respectively, of the Company’s total revenues were derived from licensing the BASE24 product line, which does not include the BASE24-eps product, and providing related services and maintenance. Digital Channels revenue includes $15.3 million and $94.5 million from CFS-related assets for the years-ended December 31, 2016 and 2015, respectively.

No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2017, 2016, and 2015. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2017, 2016, and 2015.

11. Stock-Based Compensation Plans

Employee Stock Purchase Plan

On April 6, 2017, the Board of Directors approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which was approved by shareholders at the 2017 Annual Shareholder meeting. The 2017 ESPP provides employees with an opportunity to purchase shares of Common Stock in the Company. The 1999 Employee Stock Purchase Plan terminated upon the August 1, 2017 effective date of the 2017 ESPP. Under the Company’s 2017 ESPP a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the years ended December 31, 2017, 2016, and 2015, totaled 158,194, 188,453, and 162,058, respectively.

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation costs related to the ESPP for each of the years ended December 31, 2017, 2016, and 2015, was approximately $0.5 million.

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

A summary of stock options issued under the various Stock Incentive Plans previously described and changes is as follows:

	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2014	5,282,693	$12.06
Granted	2,055,514	19.12
Exercised	(1,144,273)	10.62
Forfeited	(394,265)	19.06
Expired	(593)	20.51

Outstanding, December 31, 2015	5,799,076	14.37
Granted	2,284,500	17.92
Exercised	(792,841)	11.69
Forfeited	(446,845)	18.69
Expired	(52,515)	20.44

Outstanding, December 31, 2016	6,791,375	15.54
Granted	864,800	20.12
Exercised	(1,204,559)	11.52
Forfeited	(268,417)	18.43
Expired	(20,482)	20.11

Outstanding, December 31, 2017	6,162,717	$16.83	6.69	$35,976,295

Exercisable, December 31, 2017	3,486,892	$15.28	5.52	$25,770,089

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2017, 2016, and 2015 was $6.24, $5.59, and $6.49, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $13.4 million, $6.8 million, and $12.4 million, respectively.

The fair value of options granted in the respective fiscal years are estimated on the date of grant using the Black-Scholes option-pricing model, acceptable under ASC 718, with the following weighted-average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected life (years)	5.6	5.9	5.9
Risk-free interest rate	1.9%	1.2%	1.4%
Expected volatility	29.4%	29.7%	32.1%
Expected dividend yield	—	—	—

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

During the year-ended December 31, 2016, the Company granted stock options with three tranches at a grant date fair value of $7.46, $7.06, and $6.50, respectively, per share. During the year-ended December 31, 2015, the Company granted stock options with three tranches at a grant date fair value of $8.01, $7.56, and $7.00, respectively, per share. These options vest, if at all, based upon (i) tranche one - any time after the third anniversary date if the stock has traded at 133% of the exercise price for at least 20 consecutive trading days, (ii) tranche two - any time after the fourth anniversary date if the stock has traded at 167% of the exercise price for at least 20 consecutive trading days, and (iii) tranche three - any time after the fifth anniversary date if the stock has traded at 200% of the exercise price for at least 20 consecutive trading days. The employees must also remain employed with the Company as of the anniversary date in order for the options to vest. The exercise price of the stock options is the closing market price on the date the awards were granted. In order to determine the grant date fair value of the stock options, a Monte Carlo simulation model is used. With respect to options granted that vest based on the achievement of certain market conditions, the grant date fair value of such options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015
Expected life (years)	7.5	7.5
Risk-free interest rate	1.6%	1.7%
Expected volatility	41.6%	41.9%
Expected dividend yield	—	—

Long-term Incentive Program Performance Share Awards

During the years ended December 31, 2017, 2016, and 2015, pursuant to the Company’s 2016 Incentive Plan and 2005 Incentive Plan, the Company granted LTIP Performance Shares. These LTIP Performance Shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income or earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) over the performance period as determined by the Company. In no event will any of the LTIP Performance Shares become earned if the Company’s sales growth or cumulative operating income/EBITDA is below a predetermined minimum threshold level at the conclusion of the performance period. Assuming achievement of the predetermined sales growth and cumulative operating income/EBITDA threshold levels, up to 200% of the LTIP Performance Shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the performance period. Management must evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

During the first quarter of the year-ended December 31, 2015, the Company revised the expected attainment rate for the awards granted in fiscal 2011 from 100% to 91% due to actual sales and operating income. During the third quarter of the year-ended December 31, 2015, the Company revised the expected attainment rate for the awards granted in fiscal 2013 from 75% to 0% due to changes in forecasted sales and operating income. During the fourth quarter of the year-ended December 31, 2017, the Company revised the expected attainment rates for the awards granted in fiscal 2015 and 2016 from 100% to 0% and 65%, respectively, due to changes in actual and forecasted sales and operating income. The expected attainment rate for the 2017 grants remain at 100%.

At December 31, 2015, the LTIPs granted in 2012 were earned by the employees. As the thresholds were not met for the performance goals for the LTIPs granted in 2012, no shares were issued in the first quarter of 2016. At December 31, 2016, the LTIPs granted in 2013 were earned by the employees. As the thresholds were not met for the performance goals for the LTIPs granted in 2013, no shares were issued in the first quarter of 2017.

A summary of the nonvested LTIP Performance Shares are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2014	1,145,916	$14.84
Granted	1,025,863	19.12
Vested	(548,671)	9.75
Forfeited	(205,510)	19.39
Change in expected attainment for 2011 and 2013 grants	(528,303)	19.44

Nonvested at December 31, 2015	889,295	19.13
Granted	1,059,428	17.92
Forfeited	(210,667)	18.61

Nonvested at December 31, 2016	1,738,056	18.45
Granted	553,549	20.12
Forfeited	(201,441)	18.87
Change in expected attainment for 2015 and 2016 grants	(965,129)	18.75

Nonvested at December 31, 2017	1,125,035	$18.94

During the year-ended December 31, 2015 the Company had 548,671 LTIP shares vest. The Company withheld 196,169 of those shares to pay the employees’ portion of the minimum payroll withholding taxes for the year-ended December 31, 2015.

Restricted Share Awards

During the years ended December 31, 2017, 2016, and 2015, pursuant to the Company’s 2016 Incentive Plan and 2005 Incentive Plan, the Company granted restricted share awards (“RSAs”). The awards have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee. RSAs granted to our Board of Directors vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	183,209	$17.11
Granted	125,026	23.82
Vested	(158,973)	17.21

Nonvested at December 31, 2015	149,262	22.62
Granted	148,322	20.19
Vested	(114,219)	22.64
Forfeited	(11,257)	21.01

Nonvested at December 31, 2016	172,108	20.62
Granted	560,174	20.61
Vested	(120,869)	20.72
Forfeited	(108,176)	20.39

Nonvested at December 31, 2017	503,237	$20.63

During the years ended December 31, 2017, 2016, and 2015, the Company had 120,869, 114,219, and 158,973 RSA shares vest, respectively. The Company withheld 3,311, 9,062, and 25,235 of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

Performance-Based Restricted Share Awards

During the year-ended December 31, 2015, pursuant to the Company’s 2005 Incentive Plan, the Company granted PBRSAs. The PBRSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. These PBRSA awards are earned, if at all, based upon the achievement of performance goals over a specific period (the “Performance Period”) and completion of the service period. The PBRSAs granted on June 9, 2015 have a graded-vesting period of three years (33% vest each year) and are subject to performance targets based on the Company’s EBITDA. The first 33% of the PBRSAs issued vest subject to meeting the EBITDA target for the year ending December 31, 2015. The remaining 66% of the PBRSAs issued, vest 33% at the end of year two and 33% at the end of year three, subject to meeting the EBITDA target for the year ending December 31, 2016. The PBRSAs granted on September 15, 2015 have a vesting period of 1.3 years and are subject to performance targets based on the Company’s EBITDA for the year ending December 31, 2016. In no event will any of the PBRSA shares become earned if the Company’s EBITDA is below a predetermined minimum threshold level at the conclusion of the Performance Period. Assuming achievement of the predetermined EBITDA threshold level, up to 150% of the PBRSA shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the Performance Period. Management will evaluate, on a quarterly basis, the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment in order to determine the amount of compensation costs to record in the consolidated financial statements.

Through December 31, 2015, the Company had accrued compensation costs assuming an attainment level of 100% for all PBRSA grants. During the year-ended December 31, 2016, the first tranche of the June 9th grant vested at 90.4%. During the first quarter of the year-ended December 31, 2017, the Company revised the attainment rate for the second and third tranches of the June 9th grant and the September 15th grant from 100% to 98% due to actual EBITDA achieved. The Company recognizes compensation expense for PBRSAs on a straight-line basis over the requisite service periods.

A summary of nonvested PBRSAs are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2014	—	$—
Granted	978,365	23.45
Forfeited	(39,502)	24.24

Nonvested as of December 31, 2015	938,863	23.42
Forfeited	(67,397)	22.34
Vested	(169,567)	24.41
Change in attainment for 2015 grants	(18,232)	24.41

Nonvested as of December 31, 2016	683,667	23.25
Forfeited	(11,604)	23.84
Vested	(484,835)	22.82
Change in attainment for 2015 grants	(13,592)	23.25

Nonvested as of December 31, 2017	173,636	$24.41

During the years ended December 31, 2017 and 2016, 484,835 and 169,567 shares of the PBRSAs vested. The Company withheld 178,351 and 59,659 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Retention Restricted Share Awards

During the year-ended December 31, 2016, pursuant to the Company’s 2005 Incentive Plan, the Company granted Retention RSAs. The Retention RSA awards granted to named executive officers had a requisite service period (vesting period) of 1.3 years and vested 50% on July 1, 2016 and 50% on July 1, 2017. Retention RSA awards granted to employees other than named executive officers had a vesting period of 0.8 years and vested 50% on July 1, 2016 and 50% on January 1, 2017. Under each agreement, stock is issued without direct cost to the employee. The Company estimates the fair value of the Retention RSAs based upon the market price of the Company’s stock at the date of grant. The Retention RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for Retention RSAs on a straight-line basis over the requisite service period.

A summary of nonvested Retention RSAs are as follows:

Nonvested Retention Restricted Share Awards	Number of Retention Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2015	—	$—
Granted	473,069	17.89
Vested	(226,526)	17.89
Forfeited	(41,003)	17.89

Nonvested as of December 31, 2016	205,540	17.89
Vested	(205,540)	17.89

Nonvested as of December 31, 2017	—	$—

During the year-ended December 31, 2017 and 2016, 205,540 and 226,526 shares of the Retention RSAs vested, respectively. The Company withheld 75,198 and 76,421 of those respective shares to pay the employees’ portion of the minimum payroll withholding taxes.

PAY.ON Restricted Share Awards

Under the terms of the PAY.ON acquisition agreement, the Company issued PAY.ON RSAs to two key employees. The awards had requisite service periods of two years and vested in increments of 25% every six months from the date of the acquisition. The PAY.ON RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period (vesting period) and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for the PAY.ON RSAs on a straight-line basis over the requisite service period.

A summary of nonvested PAY.ON RSAs are as follows:

Nonvested PAY.ON RSAs	Number of PAY.ON RSAs	Grant Date Fair Value
Nonvested at December 31, 2014	—	$—
Granted	476,750	23.60

Nonvested at December 31, 2015	476,750	23.60
Vested	(238,374)	23.60

Nonvested at December 31, 2016	238,376	23.60
Forfeited	(119,188)	23.60
Vested	(119,188)	23.60

Nonvested at December 31, 2017	—	$—

Total Shareholder Return Awards

During the year-ended December 31, 2017, the Company granted total shareholder return (“TSR”) awards, pursuant to the 2016 Incentive Plan, to certain executive officers. TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. In order to determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over a three-year performance period based on the grant date fair value.

During the fourth quarter of the year-ended December 31, 2017, the Company revised the expected attainment rate for the awards granted in fiscal 2017 from 100% to 64% due to changes in the Company’s total shareholder return.

The grant date fair value of the TSRs was estimated using the following weighted-average assumptions:

Year Ended
December 31, 2017
Expected life (years)	2.9
Interest rate	1.5%
Volatility	26.5%
Dividend Yield	—

A summary of nonvested TSRs are as follows:

Nonvested Total Shareholder Return Awards	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2016	—	$—
Granted	233,077	24.37
Forfeited	(8,624)	24.37
Change in Attainment in 2017	(80,804)	24.37

Nonvested as of December 31, 2017	143,649	$24.37

As of December 31, 2017, there were unrecognized compensation costs of $8.2 million related to nonvested stock options, $6.9 million related to the nonvested RSAs, $11.6 million related to the LTIP performance shares, $0.6 million related to nonvested PBRSAs, and $2.5 million related to the TSRs, which the Company expects to recognize over weighted-average periods of 1.5 years, 1.9 years, 1.9 years, 0.4 years, and 2.1 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718 during the years ended December 31, 2017, 2016, and 2015, related to stock options, LTIP Performance Shares, RSAs, PBRSAs, and the ESPP of $13.7 million, $43.6 million, and $18.4 million, respectively, with corresponding tax benefits of $1.7 million, $14.3 million, and $6.9 million, respectively. The Company recognizes compensation costs for stock option awards which vest with the passage of time with only service conditions on a straight-line basis over the requisite service period. The Company recognizes compensation costs for stock option awards that vest with service and market-based conditions on a straight-line basis over the longer of the requisite service period or the estimated period to meet the defined market-based condition.

12. Employee Benefit Plans

ACI 401(k) Plan

The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 75% of their annual eligible compensation up to a maximum of $18,000 (for employees who are under the age of 50 on December 31, 2017) or a maximum of $24,000 (for employees aged 50 or older on December 31, 2017). After one year of service, the Company matches participant contributions 100% on every dollar deferred to a maximum of 4% of eligible compensation contributed to the plan, not to exceed $4,000 per employee annually. Company contributions charged to expense during the years ended December 31, 2017, 2016, and 2015 was $5.3 million, $5.5 million, and $6.1 million, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme

The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or from 6% to 10% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense during the year-ended December 31, 2017, 2016, and 2015 was $1.6 million, $1.7 million, and $1.8 million, respectively.

13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into U.S. law. The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017 and later years. On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. In accordance with SAB 118, the Company has recorded a $15.0 million provisional tax charge amount for the year ended December 31, 2017 resulting from remeasuring of its net deferred tax assets and liabilities. The Company has also recorded a $20.9 million provisional tax charge amount for the year ended December 31, 2017 related to a one-time transition tax on certain unremitted foreign earnings as required by the Tax Act. These provisional tax charges resulting from the Tax Act are calculated using the Company’s best estimates based upon the information currently available. These estimates may be impacted by the need for further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, and state tax conformity to federal tax changes. In addition, further regulatory guidance related to the Tax Act is expected to be issued in 2018 which may result in changes to the Company’s current estimates. Any revisions to the estimated impacts of the Tax Act will be recorded quarterly until the computations are complete which is expected no later than the fourth quarter of 2018.

Other aspects of the Tax Act, including the “Global Intangible Low-Taxed Income” tax, “Foreign Derived Intangible Income” deduction, and “Base Erosion and Anti-Abuse” tax are effective beginning January 1, 2018.    The Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the Global Intangible Low-Taxed Income tax provisions in future years, or in the period in which that tax was incurred.

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(42,863)	$134,740	$52,563
Foreign	86,435	50,841	60,810

Total	$43,572	$185,581	$113,373

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal
Current	$2,586	$14,108	$(6,889)
Deferred	19,212	19,034	18,024

Total	21,798	33,142	11,135
State
Current	(1,857)	12,565	379
Deferred	(1,324)	(2,502)	(4,096)

Total	(3,181)	10,063	(3,717)
Foreign
Current	16,048	11,671	15,117
Deferred	3,772	1,170	5,402

Total	19,820	12,841	20,519

Total	$38,437	$56,046	$27,937

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Tax expense at federal rate of 35%	$15,250	$64,953	$39,680
State income taxes, net of federal benefit	(2,238)	7,060	(2,462)
Change in valuation allowance	(1,884)	(8,524)	(9,066)
Foreign tax rate differential	(15,622)	(11,830)	(5,710)
Unrecognized tax benefit increase	3,007	1,045	2,977
Tax effect of foreign operations	5,532	5,988	261
Acquisition costs	—	28	—
Tax benefit of research & development	(1,904)	(1,088)	(871)
Transition tax	20,867	—	—
Revaluation of deferred tax balances	14,953	—	—
Performance based compensation	2,081	—	—
Domestic production activities deduction	(3,793)	(700)	—
Other	2,188	(886)	3,128

Income tax provision	$38,437	$56,046	$27,937

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year-ended December 31, 2017 are Ireland, Luxembourg and the United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year-ended December 31, 2016 are Ireland, South Africa, and the United Kingdom. The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the year-ended December 31, 2015 are Ireland, Netherlands, South Africa, and the United Kingdom.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$38,419	$65,351
Tax credits	37,305	25,173
Compensation	18,124	39,340
Deferred revenue	22,248	27,303
Other	9,055	6,279

Gross deferred income tax assets	125,151	163,446
Less: valuation allowance	(7,808)	(9,659)

Net deferred income tax assets	$117,343	$153,787

Deferred income tax liabilities:
Depreciation and amortization	$(67,504)	$(102,657)

Total deferred income tax liabilities	(67,504)	(102,657)

Net deferred income taxes	$49,839	$51,130

Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset - noncurrent	$66,749	$77,479
Deferred income tax liability - noncurrent	(16,910)	(26,349)

Net deferred income taxes	$49,839	$51,130

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During the year-ended December 31, 2017, the Company decreased its valuation allowance by $1.9 million which relates primarily to a reduction in valuation allowance on U.S. state net operating losses.

At December 31, 2017, the Company had domestic federal tax net operating losses (“NOLs”) of $104.6 million which will begin to expire in 2018. The Company had deferred tax assets equal to $6.2 million related to domestic state tax NOLs which will begin to expire in 2018. The Company does not have any valuation allowance against the federal tax NOLs, but has provided a $4.7 million valuation allowance against the deferred tax asset associated with the state NOLs. The Company had foreign tax NOLs of $39.8 million, of which $39.1 million may be utilized over an indefinite life, with the remainder expiring over the next 9 years. The Company has provided a $1.0 million valuation allowance against the deferred tax asset associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2017 of $26.1 million. No valuation allowance has been established against these credits. The U.S. foreign tax credits will begin to expire in 2022. The Company had foreign tax credit carryforwards in other foreign jurisdictions at December 31, 2017 of $1.9 million, of which $1.6 million may be utilized over an indefinite life, with the remainder expiring over the next 7 years. The Company has provided a $1.6 million valuation allowance against the tax benefit associated with these foreign credits. The Company had domestic federal alternative minimum tax credit carryforwards at December 31, 2017 of $3.1 million, which have an indefinite life. The Company also had domestic federal and state general business credit carryforwards at December 31, 2017 of $11.0 million and $0.7 million, respectively, which will begin to expire in 2019 and 2022, respectively.

The unrecognized tax benefit at December 31, 2017 and 2016 was $27.2 million and $24.3 million, respectively, of which $21.5 million and $17.6 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheet. Of the total unrecognized tax benefit amounts at December 31, 2017 and 2016, $25.9 million and $23.2 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2017	2016	2015
Balance of unrecognized tax benefits at beginning of year	$24,278	$21,079	$14,780
Increases for tax positions of prior years	2,478	58	1,449
Decreases for tax positions of prior years	(114)	(361)	(47)
Increases for tax positions established for the current period	1,677	5,185	9,866
Decreases for settlements with taxing authorities	(154)	(167)	(594)
Reductions resulting from lapse of applicable statute of limitation	(1,155)	(1,310)	(4,218)
Adjustment resulting from foreign currency translation	227	(206)	(157)

Balance of unrecognized tax benefits at end of year	$27,237	$24,278	$21,079

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The United States, Australia, Canada, India, Ireland, Luxembourg, South Africa, and United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the United States, the Company’s tax returns for years following 2013 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2005 and 2016.

The Company’s Indian income tax returns covering fiscal years 2005 and 2010 through 2014 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.1 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2017 and 2016, $1.2 million and $1.9 million, respectively is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties expense (benefit) recorded in the statements of operations for the years ended December 31, 2017, 2016, and 2015 is $(0.8) million, $(0.2) million, and $(0.1) million, respectively.

The Company previously considered all of the earnings in its non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes related to the unremitted earnings. An immediate transition tax established by the Tax Act subjected $355.0 million of the Company’s undistributed foreign earnings to U.S taxation during the year-ended December 31, 2017, resulting in a provisional tax charge amount of $20.9 million. However, the Company is currently evaluating the potential foreign and U.S. state tax liabilities that would result from future repatriations, if any, and how the Tax Act will affect the Company’s existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings. The Company expects to complete this evaluation and determine the impact which the Tax Act may have on its indefinite reinvestment assertion within the measurement period provided by SAB 118.

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

Total operating lease expense for the years ended December 31, 2017, 2016, and 2015 was $24.1 million, $25.3 million, and $26.6 million, respectively.

Aggregate minimum operating lease payments under these agreements in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
2018	$17,172
2019	15,352
2020	12,502
2021	8,723
2022	6,536
Thereafter	26,479

Total minimum lease payments	$86,764

Legal Proceedings

On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. had sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims alleged to arise out of ACI Corp.’s filing of its lawsuit. On September 23, 2015, the jury found for BHMI on its counterclaims and awarded $43.8 million in damages. The court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagreed with the verdicts and judgment, and after the trial court denied ACI Corp.’s post-judgment motions ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI. On June 9, 2017, the Nebraska Supreme Court affirmed the District Court judgment. The Company recorded expense of $48.1 million during the year-ended December 31, 2017, of which $46.7 million is included in general and administrative expense and $1.4 million in interest expense in the accompanying consolidated statement of operations. The Company paid the judgment, including interest, during the year-ended December 31, 2017.

15. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the three years ended December 31, 2017, 2016, and 2015 were as follows:

	Unrealized gain on available-for-sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at December 31, 2014	$22,977	$(42,860)	$(19,883)
Other comprehensive loss	(22,977)	(28,716)	(51,693)

Balance at December 31, 2015	—	(71,576)	(71,576)
Other comprehensive loss	—	(22,524)	(22,524)

Balance at December 31, 2016	—	(94,100)	(94,100)
Other comprehensive income	—	16,744	16,744

Balance at December 31, 2017	$—	$(77,356)	$(77,356)

16. Quarterly Financial Data (unaudited)

	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands, except per share amounts)	2017	2017	2017	2017	2017
Revenues:
Software as a service and platform as a service	$99,447	$113,469	$99,761	$112,895	$425,572
License	59,381	54,180	50,017	129,546	293,124
Maintenance	54,471	56,009	56,349	55,242	222,071
Services	18,163	16,941	19,608	28,712	83,424

Total revenues	231,462	240,599	225,735	326,395	1,024,191

Operating expenses:
Cost of revenue (1)	108,543	120,357	107,393	115,993	452,286
Research and development	37,285	34,969	33,935	30,732	136,921
Selling and marketing	27,137	28,817	25,236	26,695	107,885
General and administrative (2)	32,503	72,527	25,302	22,700	153,032
Depreciation and amortization	22,371	22,372	22,446	22,238	89,427

Total operating expenses	227,839	279,042	214,312	218,358	939,551

Operating income (loss)	3,623	(38,443)	11,423	108,037	84,640
Other income (expense):
Interest expense	(10,160)	(10,664)	(9,374)	(8,815)	(39,013)
Interest income	106	150	165	143	564
Other, net	649	(1,766)	(1,059)	(443)	(2,619)

Total other income (expense)	(9,405)	(12,280)	(10,268)	(9,115)	(41,068)

Income (loss) before income taxes	(5,782)	(50,723)	1,155	98,922	43,572
Income tax expense (benefit)	(4,174)	(20,914)	(2,233)	65,758	38,437

Net income (loss)	$(1,608)	$(29,809)	$3,388	$33,164	$5,135

Earnings (loss) per share
Basic	$(0.01)	$(0.25)	$0.03	$0.28	$0.04
Diluted	$(0.01)	$(0.25)	$0.03	$0.28	$0.04

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.
(2)	General and administrative expenses in the second quarter includes the BHMI judgment as discussed in Note 14.

	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in thousands, except per share amounts)	2016	2016	2016	2016	2016
Revenues:
Software as a service and platform as a service	$111,736	$102,265	$96,169	$101,119	$411,289
License	37,423	33,510	43,256	159,277	273,466
Maintenance	57,331	60,332	57,741	58,072	233,476
Services	19,576	23,823	19,809	24,262	87,470

Total revenues	226,066	219,930	216,975	342,730	1,005,701

Operating expenses:
Cost of revenue (1) (2)	118,434	115,384	100,267	110,829	444,914
Research and development (2)	43,604	46,421	42,210	37,665	169,900
Selling and marketing (2)	29,992	28,795	29,874	29,421	118,082
General and administrative (2)	26,068	34,520	31,390	21,639	113,617
Gain on sale of CFS assets	(151,952)	—	489	—	(151,463)
Depreciation and amortization	23,208	21,382	22,098	22,833	89,521

Total operating expenses (2)	89,354	246,502	226,328	222,387	784,571

Operating income (loss) (2)	136,712	(26,572)	(9,353)	120,343	221,130
Other income (expense):
Interest expense	(10,414)	(9,715)	(9,838)	(10,217)	(40,184)
Interest income	150	121	145	114	530
Other, net	(334)	2,023	2,794	(378)	4,105

Total other income (expense)	(10,598)	(7,571)	(6,899)	(10,481)	(35,549)

Income (loss) before income taxes (2)	126,114	(34,143)	(16,252)	109,862	185,581
Income tax expense (benefit) (2)	36,970	(17,669)	(6,426)	43,171	56,046

Net income (loss) (2)	$89,144	$(16,474)	$(9,826)	$66,691	$129,535

Earnings (loss) per share
Basic	$0.75	$(0.14)	$(0.08)	$0.57	$1.10
Diluted	$0.74	$(0.14)	$(0.08)	$0.56	$1.09

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.
(2)	The Company adopted ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) during the year ended December 31, 2016. The Company elected to early adopt ASU 2016-09 in the third quarter of 2016, which requires it to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The impact of the adoption to the Company’s previously reported quarterly results for the quarters ended March 31 and June 30, 2016 are reflected in the table above.

EXHIBIT INDEX

Exhibit No.		Description
3.01	(1)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02	(2)	Amended and Restated Bylaws of the Company

4.01	(3)	Form of Common Stock Certificate (P)

4.02	(4)	Indenture, dated as of August 20, 2013, among the ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee

4.03		Form of 6.375% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.02)

10.01	(5)*	ACI Worldwide, Inc. 2017 Employee Stock Purchase Plan

10.02	(6)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended

10.03	(7)*	Form of Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers

10.04	(8)*	Form of Indemnification Agreement between the Company and certain officers, including executive officers

10.05	(9)*	Form of Nonqualified Stock Option Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.06	(10)*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.07	(11)*	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.08	(12)*	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated December 4, 2015 (effective as of January 7, 2016)

10.09	(13)*	ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan

10.10	(14)*	Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers

10.11	(15)*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.12	(16)*	Amended and Restated Deferred Compensation Plan

10.13	(17)	Credit Agreement, dated February 24, 2017, by and among ACI Worldwide, Inc., Bank of America, N.A. and the lenders that are party thereto

10.14	(18)*	Form of 2015 Supplemental Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.15	(19)*	Form of 2015 Supplemental Non-Qualified Stock Option Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.16	(20)*	Form of 2015 Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.17	(21)*	Form of 2015 Non-Qualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended

10.18	(22)*	ACI Worldwide, Inc. 2016 Equity and Performance Incentive Plan

10.19	(23)*	Form of 2016 Supplemental Performance Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.20	(24)*	Form of 2016 Supplemental Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.21	(25)*	Form of Performance Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.22	(26)*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.23	(27)*	Form of 2016 Restricted Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

10.24	(28)*	Form of 2016 Restricted Share Award Agreement – Nonemployee Director for the Company’s 2016 Equity and Performance Incentive Plan

10.25	(29)*	Form of Change-in-Control Employment Agreement

10.26 *		Form of 2016 Restricted Share Unit Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan

21.01		Subsidiaries of the Registrant (filed herewith)

23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) - Deloitte & Touche LLP

31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.02	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

(P)	Paper Exhibit
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 17, 2017.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed February 27, 2017.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 20, 2013.
(5)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement filed on April 27, 2017.
(6)	Incorporated herein by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(7)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year-ended December 31, 2009.
(8)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K for the year-ended December 31, 2009.
(9)	Incorporated herein by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the year-ended December 31, 2009.
(10)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year-ended December 31, 2009.
(11)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed December 16, 2009.
(12)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 9, 2015.

(13)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2013 Annual Meeting (File No. 000-25346) filed on April 29, 2013.
(14)	Incorporated herein by reference to Exhibit 10.3 the registrant’s current report on Form 8-K filed June 20, 2016.
(15)	Incorporated herein by reference to Exhibit 10.29 to the registrant’s annual report on Form 10-K for the year-ended December 31, 2009.
(16)	Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010
(17)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed February 27, 2017.
(18)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed January 30, 2015.
(19)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed January 30, 2015.
(20)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed January 30, 2015.

(21)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed January 30, 2015.
(22)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 20, 2016.
(23)	Incorporated herein by reference to Exhibit 10.02 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.
(24)	Incorporated herein by reference to Exhibit 10.03 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.
(25)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed February 27, 2017.
(26)	Incorporated herein by reference to Exhibit 10.05 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.
(27)	Incorporated herein by reference to Exhibit 10.06 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.
(28)	Incorporated herein by reference to Exhibit 10.07 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.
(29)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed June 20, 2016.

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.
**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACI WORLDWIDE, INC.
(Registrant)
Date: February 27, 2018	By:	/s/ PHILIP G. HEASLEY
Philip G. Heasley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ PHILIP G. HEASLEY Philip G. Heasley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018

/s/ SCOTT W. BEHRENS Scott W. Behrens	Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)	February 27, 2018

/s/ DAVID A. POE David A. Poe	Chairman of the Board and Director	February 27, 2018

/s/ JAN H. SUWINSKI	Director	February 27, 2018
Jan H. Suwinski

/s/ JOHN M. SHAY JR.	Director	February 27, 2018
John M. Shay Jr.

/s/ JAMES C. MCGRODDY	Director	February 27, 2018
James C. McGroddy

/s/ JAMES C. HALE	Director	February 27, 2018
James C. Hale

/s/ CHARLES E. PETERS JR	Director	February 27, 2018
Charles E. Peters JR

/s/ ADALIO T. SANCHEZ	Director	February 27, 2018
Adalio T. Sanchez

/s/ THOMAS W. WARSOP III	Director	February 27, 2018
Thomas W. Warsop III

/s/ JANET ESTEP	Director	February 27, 2018
Janet Estep