Form 10-Q
period 2018-03-31
ACI WORLDWIDE, INC.
filed 2018-05-10
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, there were 116,425,416 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$74,281	$69,710
Receivables, net of allowances of $4,001 and $4,799, respectively	278,369	262,845
Recoverable income taxes	7,673	7,921
Prepaid expenses	29,961	23,219
Other current assets	29,010	58,126

Total current assets	419,294	421,821

Noncurrent assets
Accrued receivables, net	187,133	—
Property and equipment, net	80,775	80,228
Software, net	150,653	155,386
Goodwill	909,691	909,691
Intangible assets, net	188,688	191,281
Deferred income taxes, net	22,109	66,749
Other noncurrent assets	56,826	36,483

TOTAL ASSETS	$2,015,169	$1,861,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,479	$34,718
Employee compensation	34,350	48,933
Current portion of long-term debt	20,379	17,786
Deferred revenue	111,639	107,543
Income taxes payable	6,178	9,898
Other current liabilities	64,312	102,904

Total current liabilities	270,337	321,782

Noncurrent liabilities
Deferred revenue	45,380	51,967
Long-term debt	658,861	667,943
Deferred income taxes, net	26,564	16,910
Other noncurrent liabilities	35,005	38,440

Total liabilities	1,036,147	1,097,042

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2018 and December 31, 2017	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2018 and December 31, 2017	702	702
Additional paid-in capital	616,913	610,345
Retained earnings	775,420	550,866
Treasury stock, at cost, 24,130,770 and 23,428,324 shares at March 31, 2018 and December 31, 2017, respectively	(342,316)	(319,960)
Accumulated other comprehensive loss	(71,697)	(77,356)

Total stockholders’ equity	979,022	764,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,015,169	$1,861,639

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Software as a service and platform as a service	$104,280	$99,447
License	28,046	59,381
Maintenance	56,659	54,471
Services	20,325	18,163

Total revenues	209,310	231,462

Operating expenses
Cost of revenue (1)	107,336	108,543
Research and development	36,791	37,285
Selling and marketing	31,893	27,137
General and administrative	28,649	32,503
Depreciation and amortization	21,345	22,371

Total operating expenses	226,014	227,839

Operating income (loss)	(16,704)	3,623

Other income (expense)
Interest expense	(9,365)	(10,160)
Interest income	2,744	106
Other, net	(55)	649

Total other income (expense)	(6,676)	(9,405)

Loss before income taxes	(23,380)	(5,782)
Income tax benefit	(3,952)	(4,174)

Net loss	$(19,428)	$(1,608)

Loss per common share
Basic	$(0.17)	$(0.01)
Diluted	$(0.17)	$(0.01)

Weighted average common shares outstanding
Basic	115,642	116,610
Diluted	115,642	116,610

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(19,428)	$(1,608)

Other comprehensive income:
Foreign currency translation adjustments	5,659	6,051

Total other comprehensive income	5,659	6,051

Comprehensive income (loss)	$(13,769)	$4,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(19,428)	$(1,608)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	5,926	6,274
Amortization	19,067	19,364
Amortization of deferred debt issuance costs	699	1,734
Deferred income taxes	(4,827)	(5,919)
Stock-based compensation expense	6,362	6,297
Other	(663)	538
Changes in operating assets and liabilities
Receivables	68,741	84,033
Accounts payable	(2,611)	(3,689)
Accrued employee compensation	(14,743)	(12,421)
Current income taxes	(3,569)	(3,339)
Deferred revenue	11,326	9,049
Other current and noncurrent assets and liabilities	(21,144)	(14,627)

Net cash flows from operating activities	45,136	85,686

Cash flows from investing activities:
Purchases of property and equipment	(5,937)	(6,566)
Purchases of software and distribution rights	(6,652)	(5,839)

Net cash flows from investing activities	(12,589)	(12,405)

Cash flows from financing activities:
Proceeds from issuance of common stock	753	693
Proceeds from exercises of stock options	9,118	7,035
Repurchase of restricted stock for tax withholdings	(914)	(3,155)
Repurchases of common stock	(31,113)	—
Proceeds from revolving credit facility	48,000	12,000
Repayment of revolving credit facility	(50,000)	(100,000)
Proceeds from term portion of credit agreement	—	415,000
Repayment of term portion of credit agreement	(5,187)	(370,477)
Payment of debt issuance costs	—	(5,340)
Payments on other debt and capital leases	(352)	(4,629)

Net cash flows from financing activities	(29,695)	(48,873)

Effect of exchange rate fluctuations on cash	1,719	(417)

Net increase in cash and cash equivalents	4,571	23,991
Cash and cash equivalents, beginning of period	69,710	75,753

Cash and cash equivalents, end of period	$74,281	$99,744

Supplemental cash flow information
Income taxes paid	$8,263	$6,919
Interest paid	$13,127	$13,421

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018. Results for the three months ended March 31, 2018 are not necessarily indicative of results that may be attained in the future.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Other Current Assets and Other Current Liabilities

(in thousands)	March 31, 2018	December 31, 2017
Settlement deposits	$8,905	$22,282
Settlement receivables	11,883	30,063
Other	8,222	5,781

Total other current assets	$29,010	$58,126

(in thousands)	March 31, 2018	December 31, 2017
Settlement payables	$20,245	$48,953
Accrued interest	2,554	7,291
Vendor financed licenses	3,068	1,862
Royalties payable	9,883	9,264
Other	28,562	35,534

Total other current liabilities	$64,312	$102,904

Individuals and businesses settle their obligations to the Company’s various clients, primarily utility and other public sector clients, using credit or debit cards or via ACH payments. The Company creates a receivable for the amount due from the credit or debit card company and an offsetting payable to the client. Upon confirmation that the funds have been received, the Company settles the obligation to the client. Due to timing, in some instances, the Company may receive the funds into bank accounts controlled by and in the Company’s name that are not disbursed to its clients by the end of the day resulting in a settlement deposit on the Company’s books.

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2018 and December 31, 2017 were $216.1 million and $238.9 million, respectively.

Fair Value

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s Senior Notes was $303.3 million and $305.7 million at March 31, 2018 and December 31, 2017, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level, and has identified its operating segments, ACI On Demand and ACI On Premise, as its reporting units. The Company allocated goodwill to the reporting units using a relative fair value approach with total goodwill of $909.7 million of which we allocated $725.9 million and $183.8 million to ACI On Premise and ACI On Demand, respectively.

Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon our October 1, 2017 annual impairment test and there have been no indications of impairment in the subsequent periods.

New Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (codified as “ASC 606”) as well as other clarifications and technical guidance related to this new revenue standard, including ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers (“ASC 340-40). ASC 606 superseded the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The Company adopted ASC 606 and ASC 340-40 on January 1, 2018 (the effective date) using the modified retrospective transition method which required an adjustment to retained earnings for the cumulative effect of applying ASC 606 to active contracts as of the adoption date. For active contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating the transaction price in accordance with the practical expedient permitted under ASC 606. The cumulative effect of applying ASC 606 to active contracts as of the adoption date was an increase to retained earnings of $244.0 million.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, an update that addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Among the cash flow matters addressed in the update are payments for costs related to debt prepayments or extinguishments, payments related to settlement of certain types of debt instruments, payments of contingent consideration made after a business combination, proceeds from insurance claims and corporate-owned life insurance policies, and distributions received from equity method investees, among others. The amendments are applied using a retrospective transition method to each period presented, unless impracticable for specific cash flow matters, in which case the amendments would be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 as of January 1, 2018. The adoption of ASU 2016-15 was not material to the condensed consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory, to simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Previously, U.S. GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition was an exception to the principle of comprehensive recognition of current and deferred income taxes in U.S. GAAP. The limited amount of authoritative guidance about the exception led to diversity in practice and is a source of complexity in financial reporting, particularly for an intra-entity transfer of intellectual property. Under the amendments of ASU 2016-16, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, this amendment eliminates the exception for an intra-entity transfer of an asset other than inventory. The amendments to this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-15 as of January 1, 2018. The adoption of ASU 2016-15 had no impact on the condensed consolidated balance sheet, results of operations, or statement of cash flows.

Recently Issued Accounting Standards Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (codified as “ASC 842”). ASC 842 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASC 842 will have on its condensed consolidated balance sheet, results of operations, and cash flow.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 U.S. Tax Cuts and Job Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the 2017 U.S. Tax Cuts and Job Act; and information about the income tax effects that are reclassified. This ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact the adoption of ASU 2018-02 will have on its condensed consolidation balance sheet, results of operations, and cash flow.

2. Revenue

Revenue Recognition

In accordance with ASC 606 revenue is recognized upon transfer of control of promised products and/or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Contract Combination. The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one combined arrangement or separate agreements for revenue recognition purposes. In order to reach appropriate conclusions regarding whether such agreements should be combined, the Company evaluates whether the agreements were negotiated as a package with a single commercial objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the good or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Arrangements. The Company’s SaaS-based and PaaS-based arrangements, including implementation, support and other services, represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers. As each day of providing access to the software solution(s) is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its SaaS-based and PaaS-based arrangements is comprised of a series of distinct service periods. The Company’s SaaS-based and PaaS-based arrangements may include fixed consideration, variable consideration or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right. Variable consideration in these arrangements is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, the Company: (1) allocates the variable amount to each distinct service period within the series and recognizes revenue as each distinct service period is performed (i.e. direct allocation), (2) estimates total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognizes the total transaction price over the period to which it relates, or (3) applies the ‘right to invoice’ practical expedient and recognizes revenue based on the amount invoiced to the customer during the period.

License Arrangements. The Company’s software license arrangements provide the customer with the right to use functional intellectual property (as it exists at the point in time at which the license is granted) for the duration of the contract term. Implementation, support, and other services are typically considered distinct performance obligations when sold with a software license unless these services are determined to significantly modify the software.

Payment terms for the Company’s software license arrangements generally include fixed license and capacity fees that are payable up front or over time. These arrangements may also include incremental usage-based fees that are payable when the customer exceeds its contracted license capacity limits. The Company accounts for capacity overages as a usage-based royalty that is recognized when the usage occurs.

When a software license arrangement contains payment terms that are extended beyond one year, a significant financing component may exist. The significant financing component is calculated as the difference between the stated value and present value of the software license fees and is recognized as interest income over the extended payment period. The total fixed software license fee net of the significant financing component is recognized as revenue at the point in time when the software is transferred to the customer.

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

For software license arrangements in which the Company acts as a distributor of another company’s product, and in certain circumstances, modifies or enhances the product, revenues are recorded on a gross basis. These include arrangements in which the Company takes control of the products and is responsible for providing the product or service. For software license arrangements in which the Company acts as a sales agent for another company’s product, revenues are recorded on a net basis. These include arrangements in which the Company does not take control of products and is not responsible for providing the product or service.

For software license arrangements in which the Company utilizes a third-party distributor or sales agent, the Company recognizes revenue upon transfer of control of the software license(s) to the third-party distributor or sales agent.

The Company’s software license arrangements typically provide the customer with a standard 90-day assurance-type warranty. These warranties do not represent an additional performance obligation as services beyond assuring that the software license complies with agreed-upon specifications are not provided.

Software license arrangements typically include an initial post contract customer support (maintenance or “PCS”) term of one year with subsequent renewals for additional years within the initial license period. The Company’s promise to those customers who elect to purchase PCS represents a stand-ready performance obligation that is distinct from the license performance obligation and recognized over the PCS term.

The Company also provides various professional services to customers with software licenses. These include project management, software implementation and software modification services. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract(s) and are recognized as the related services are performed. Consideration payable under these arrangements is either fixed fee or on a time-and-materials basis, which represents variable consideration that must be estimated using the most likely amount based on the range of hours expected to be incurred in providing the services.

The Company estimates the standalone selling price (“SSP”) for maintenance and professional services based on observable standalone sales. The Company applies the residual approach to estimate the SSP for software licenses.

Refer to Note 10, Segment Information, for further details, including disaggregation of revenue based on primary solution category and geographic location.

Significant Judgments

The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information. The Company also applies judgment in determining the term of an arrangement when early termination rights are provided to the customer.

The Company’s software license arrangements with its customers often include multiple promises to transfer licensed software products and services. Determining whether the products and/or services are distinct performance obligations that should be accounted for separately may require significant judgment.

The Company’s SaaS and PaaS arrangements may include variable consideration in the form of usage-based fees. If the arrangement that includes variable consideration in the form of usage-based fees does not meet the allocation exception for variable consideration, the Company estimates the amount of variable consideration at the outset of the arrangement using either the expected value or most likely amount method, depending on the specifics of each arrangement. These estimates are constrained to the extent that it is probable that a significant reversal of incremental revenue will not occur and are updated each reporting period as additional information becomes available.

Judgment is used in determining: (1) whether the financing component in a software license agreement is significant and, if so, (2) the discount rate used in calculating the significant financing component. The Company assesses the significance of the financing component based on the ratio of license fees paid over time to total license fees. If determined to be significant, the financing component is calculated using a rate that discounts the license fees to the cash selling price.

Judgment is also used in assessing whether the extension of payment terms in a software license arrangement results in variable consideration and, if so, the amount to be included in the transaction price. The Company applies the portfolio approach to estimating the amount of variable consideration in these arrangements using the most likely amount method that is based on the Company’s historical collection experience under similar arrangements.

Significant judgment is required to determine the SSP for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company uses a range of amounts to estimate SSP for maintenance and services. These ranges are based on standalone sales and vary based on the type of service and geographic region. If the SSP of a performance obligation is not directly observable, the Company will maximize observable inputs to determine its SSP.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an accrued receivable when revenue is recognized prior to invoicing and the Company’s right to consideration only requires the passage of time, or deferred revenue when revenue is recognized subsequent to invoicing.

Total receivables represent amounts billed and amounts earned that are to be billed in the future (i.e., accrued receivables). Included in accrued receivables are services and SaaS and PaaS revenues earned in the current period but billed in the following period and amounts due under multi-year software license arrangements with extended payment terms for which the Company has an unconditional right to invoice and receive payment in the future.

	March 31,	December 31,
(in thousands)	2018	2017
Billed Receivables	$175,066	$240,137
Allowance for doubtful accounts	(4,001)	(4,799)

Billed Receivables, net	$171,065	$235,338

Accrued receivables	328,546	27,507
Significant financing component	(34,109)	—

Total accrued receivables, net	294,437	27,507
Less current accrued receivables	117,276	27,507
Less current significant financing component	(9,972)	—

Total long-term accrued receivables, net	$187,133	$—

Total receivables, net	$465,502	$262,845

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of March 31, 2018 or December 31, 2017.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows:

Deferred
(in thousands)	Revenue
Balance, January 1, 2018	$145,344
Deferral of revenue	56,264
Recognition of deferred revenue	(44,589)

Balance, March 31, 2018	$157,019

Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This does not include:

(1)	Revenue that will be recognized in future periods from capacity overages that are accounted for as a usage-based royalty.

(2)	SaaS and PaaS revenue from variable consideration that will be recognized in accordance with the ‘right to invoice’ practical expedient.

(3)	SaaS and PaaS revenue from variable consideration that will be recognized in accordance with the direct allocation method.

Revenue allocated to remaining performance obligations was $589.5 million as of March 31, 2018, of which the Company expects to recognize approximately 50% over the next 12 months and the remainder thereafter.

During the three-months ended March 31, 2018, the revenue recognized by the Company from performance obligations satisfied in previous periods was not material.

Costs to Obtain and Fulfill a Contract

The Company accounts for costs to obtain and fulfill its contracts in accordance with ASC 340, Other Assets and Deferred Costs.

The Company capitalizes certain of its sales commissions that meet the definition of incremental costs of obtaining a contract and for which the amortization period is greater than one year. The costs associated with those sales commissions is capitalized during the period in which the Company becomes obligated to pay the commissions and is amortized over the period in which the related products or services are transferred to the customer. As of March 31, 2018, $0.4 million and $19.1 million of these costs are included in other current and other non-current assets, respectively, on the condensed consolidated balance sheets. During the three months ended March 31, 2018, the Company recognized $2.3 million of sales commission expense related to the amortization of these costs which is included in selling and marketing expense.

The Company capitalizes costs incurred to fulfill its contracts that: (1) relate directly to the arrangement, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the arrangement, and (3) are expected to be recovered through revenue generated under the arrangement. Contract fulfillment costs are expensed as the Company transfers the related services to the customer. As of March 31, 2018, $0.2 million and $12.0 million of these costs are included in other current and other non-current assets, respectively, on the condensed consolidated balance sheets. The amounts capitalized primarily relate to direct costs that enhance resources under the Company’s SaaS and PaaS arrangements. During the three months ended March 31, 2018, the Company recognized $1.2 million, of expense related to the amortization of these costs which is included in cost of revenue.

Financial Statement Effect of Applying ASC 606

As the modified retrospective transition method does not result in recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures for the amount by which each financial statement line item is affected by adoption of the standard and explanation of the reasons for significant changes.

The financial statement line items affected by adoption of ASC 606 is as follows:

	March 31, 2018
(in thousands)	As Reported	Without application of ASC 606	Effect of Change Higher / (Lower)
Assets
Receivables, net of allowances	$278,369	$205,165	$73,204
Recoverable income taxes	7,673	6,538	1,135
Prepaid expenses	29,961	30,702	(741)
Other current assets	29,010	28,795	215
Accrued receivables, net	187,133	—	187,133
Deferred income taxes, net	22,109	65,503	(43,394)
Other noncurrent assets	56,826	38,945	17,881

Liabilities
Deferred revenue	111,639	128,304	(16,665)
Income taxes payable	6,178	6,268	(90)
Other current liabilities	64,312	64,546	(234)
Deferred income taxes, net	26,564	7,876	18,688

Stockholders’ equity
Total stockholders’ equity	979,022	745,288	233,734

	For the Three Months Ended March 31, 2018
(in thousands)	As Reported	Without application of ASC 606	Effect of Change Higher / (Lower)
Revenues
Software as a service and platform as a service	$104,280	$105,174	$(894)
License	28,046	43,921	(15,875)
Maintenance	56,659	55,771	888
Services	20,325	20,029	296

Operating expenses
Selling and marketing	31,893	30,346	1,547

Other income (expense)
Interest income	2,744	179	2,565
Other, net	(55)	(784)	729

Income tax provision
Income tax benefit	(3,952)	(2,043)	(1,909)

The following summarizes the significant changes resulting from the adoption of ASC 606 compared to if the Company had continued to recognize revenues under ASC 985-605, Revenue Recognition: Software (ASC 605).

Receivables, Deferred Revenue, License Revenue, and Interest Income

The change in receivables, deferred revenue, license revenue, and interest income is due to a change in the timing and the amount of recognition for software license revenues under ASC 606.

Under ASC 605, the Company recognizes revenue upon delivery provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable, and (iii) the fee is fixed or determinable. For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery or when payment terms are significantly beyond the Company’s standard business practice, the license fee is deemed not fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the license is recognized as revenue as payments become due and payable, provided all other conditions for revenue recognition have been met.

License revenue under ASC 605 includes revenue from software license arrangements with extended payment terms for which the due and payable pattern of recognition was applied. Under ASC 606, license revenue from these software license arrangements is accelerated (i.e. upfront recognition) and adjusted for the effects of the financing component, if significant. The significant financing component in these software license arrangements is recognized as interest income over the extended payment period. As many of these software license arrangements were active as of the date the Company adopted ASC 606, the license fees are included in the Company’s cumulative adjustment to retained earnings.

Other Current Assets, Other Noncurrent Assets, and Selling and Marketing

Under ASC 606, certain of the Company’s sales commissions meet the definition of incremental costs of obtaining a contract. Accordingly, these costs are capitalized and the expense is recognized as the related goods or services are transferred to the customer. Prior to the adoption of ASC 606, the Company recognized sales commission expenses as they were incurred.

Deferred Income Taxes, Net

The change in deferred income taxes is primarily due to the deferred tax effects resulting from the adjustment to retained earnings for the cumulative effect of applying ASC 606 to active contracts as of the adoption date.

The adoption of ASC 606 had no impact in total on the Company’s cash flows from operations.

3. Debt

As of March 31, 2018, the Company had $389.1 million and $300.0 million outstanding under Term Credit Facility and Senior Notes, respectively, with up to $500.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect at March 31, 2018 for the Credit Facility was 3.63%.

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

Maturities on long-term debt outstanding at March 31, 2018 are as follows:

Fiscal year ending December 31,
(in thousands)
2018	$15,563
2019	31,125
2020	331,125
2021	41,500
2022	269,750

Total	$689,063

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of March 31, 2018, and at all times during the period, the Company was in compliance with its financial debt covenants.

(in thousands)	As of March 31, 2018	As of December 31, 2017
Term credit facility	$389,063	$394,250
Revolving credit facility	—	2,000
6.375% Senior Notes, due August 2020	300,000	300,000
Debt issuance costs	(9,823)	(10,521)

Total debt	679,240	685,729
Less current portion of term credit facility	23,344	20,750
Less current portion of debt issuance costs	(2,965)	(2,964)

Total long-term debt	$658,861	$667,943

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

On April 6, 2017, the Board of Directors approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which was approved by shareholders at the 2017 Annual Shareholder meeting. The 2017 ESPP provides employees with an opportunity to purchase shares of common stock in the Company. The 1999 Employee Stock Purchase Plan terminated upon the August 1, 2017 effective date of the 2017 ESPP. Under the Company’s 2017 ESPP a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the three-months ended March 31, 2018 and 2017, totaled 38,145 and 44,685, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2017	6,162,717	$16.83
Granted	170,455	23.36
Exercised	(656,898)	13.88
Forfeited	(3,255)	17.89

Outstanding as of March 31, 2018	5,673,019	$17.37	6.74	$36,025,874

Exercisable as of March 31, 2018	4,081,780	$16.58	6.11	$29,135,028

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $7.03 and $6.24, respectively. The Company issued treasury shares for the exercise of stock options during the three months ended March 31, 2018 and 2017. The total intrinsic value of stock options exercised during the three months ended March 31, 2018 and 2017 was $7.2 million and $4.6 million, respectively.

The fair value of options that do not vest based on the achievement of certain market conditions granted during the three months ended March 31, 2018 and 2017 were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Expected life (years)	5.6	5.6
Interest rate	2.7%	1.9%
Volatility	26.4%	29.4%
Dividend yield	—	—

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

Long-term Incentive Program Performance Share Awards

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of March 31, 2018 and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2017	1,125,035	$18.94
Forfeited	(8,008)	19.57

Nonvested as of March 31, 2018	1,117,027	$18.94

Restricted Share Awards

A summary of nonvested restricted share awards (“RSAs”) as of March 31, 2018 and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2017	503,237	$20.63
Vested	(123,427)	20.12
Forfeited	(10,727)	20.12

Nonvested as of March 31, 2018	369,083	$20.81

During the three-months ended March 31, 2018, the Company had 123,427 RSA shares vested. The Company withheld 40,335 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Performance-Based Restricted Share Awards

A summary of nonvested Performance-Based Restricted Share Awards (“PBRSAs”) as of March 31, 2018 and changes during the period are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2017	173,636	$24.41

Nonvested as of March 31, 2018	173,636	$24.41

Total Shareholder Return Awards

During the three-months ended March 31, 2018 and 2017, the Company granted total shareholder return (“TSR”) awards, pursuant to the 2016 Equity and Performance Incentive Plan. TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. In order to determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for TSRs over a three-year performance period based on the grant date fair value.

The grant date fair value of the TSRs was estimated using the following weighted-average assumptions:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Expected life (years)	2.9	2.9
Interest rate	2.4%	1.5%
Volatility	28.0%	26.5%
Dividend Yield	—	—

A summary of nonvested TSRs outstanding as of March 31, 2018 and changes during the period are as follows:

Nonvested Total Shareholder Return Awards	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2017	143,649	$24.37
Granted	541,214	31.31
Forfeited	(1,837)	31.31

Nonvested as of March 31, 2018	683,026	$29.85

Restricted Share Units

During the three months ended March 31, 2018, the Company granted restricted share units (“RSUs”) awards, pursuant to the 2016 Equity and Performance Incentive Plan. The awards have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock at the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.

A summary of nonvested RSUs as of March 31, 2018 and changes during the period are as follows:

Nonvested Restricted Share Units	Number of Restricted Share Units	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2017	—	$—
Granted	581,945	23.36
Forfeited	(2,461)	23.36

Nonvested as of March 31, 2018	579,484	$23.36

As of March 31, 2018, there were unrecognized compensation costs of $18.5 million related to the TSRs, $13.1 million related to RSUs, $9.8 million related to the LTIP performance shares, $7.6 million related to nonvested stock options, $5.5 million related to the nonvested RSAs, and $0.3 million related to nonvested PBRSAs, which the Company expects to recognize over weighted-average periods of 2.8 years, 2.9 years, 1.7 years, 1.2 years, 1.8 years, and 0.2 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718, Compensation – Stock Compensation, for the three months ended March 31, 2018 and 2017 related to stock options, LTIP performance shares, RSAs, PBRSAs, TSR shares, RSUs and the ESPP of $6.4 million and $6.3 million, respectively, with corresponding tax benefits of $1.0 million and $2.2 million, respectively. The Company recognizes compensation costs for stock option awards that vest with the passage of time with only service conditions on a straight-line basis over the requisite service period. The Company recognizes compensation costs for stock option awards that vest with service and market-based conditions on a straight-line basis over the longer of the requisite service period or the estimated period to meet the defined market-based condition.

5. Software and Other Intangible Assets

At March 31, 2018, software net book value totaling $150.7 million, net of $236.8 million of accumulated amortization, includes the net book value of software marketed for external sale of $37.9 million. The remaining software net book value of $112.8 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2017, software net book value totaled $155.4 million, net of $230.7 million of accumulated amortization. Included in this amount is software marketed for external sale of $40.9 million. The remaining software net book value of $114.5 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended March 31, 2018 and 2017 totaled $3.6 million and $3.3 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our SaaS and PaaS offerings. Amortization of software for internal use of $10.5 million and $11.3 million for the three months ended March 31, 2018 and 2017, respectively, is included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

(in thousands)	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$308,489	$(122,164)	$186,325	$305,218	$(116,677)	$188,541
Trademarks and tradenames	16,842	(14,479)	2,363	16,646	(13,906)	2,740

	$325,331	$(136,643)	$188,688	$321,864	$(130,583)	$191,281

Other intangible assets amortization expense for the three months ended March 31, 2018 and 2017 totaled $4.9 million and $4.8 million, respectively.

Based on capitalized software and other intangible assets at March 31, 2018, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2018	$38,406	$14,410
2019	42,955	18,777
2020	33,127	17,866
2021	20,461	17,342
2022	8,780	17,184
2023	4,640	16,854
Thereafter	2,284	86,255

Total	$150,653	$188,688

6. Corporate Restructuring and Other Organizational Changes

The components of corporate restructuring and other reorganization activities are included in the following table:

(in thousands)	Facility Closures
Balance, December 31, 2017	$5,945
Amounts paid during the period	(455)
Foreign currency translation	79

Balance, March 31, 2018	$5,569

Of the $5.6 million facility closure liability, $1.8 million and $3.8 million is recorded in other current and noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet at March 31, 2018.

7. Common Stock and Treasury Stock

In 2005, the Company’s Board of Directors (“the Board”) approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In February 2018, the Board approved $200.0 million for the stock repurchase program.

The Company repurchased 1,346,427 shares for $31.1 million under the program during the three months ended March 31, 2018. Under the program to date, the Company has repurchased 43,129,393 shares for approximately $524.4 million. The maximum remaining authorized for purchase under the stock repurchase program was $200.0 million as of March 31, 2018.

8. Loss Per Share

Basic loss per share is computed on the basis of weighted average outstanding common shares. Diluted loss per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding:
Basic weighted average shares outstanding	115,642	116,610
Add: Dilutive effect of stock options	—	—

Diluted weighted average shares outstanding	115,642	116,610

The diluted loss per share computation excludes 8.6 million and 10.5 million options to purchase shares, contingently issuable shares, and restricted share awards during the three months ended March 31, 2018 and 2017, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2018 and December 31, 2017 was 116,394,285 and 117,096,731, respectively.

9. Other, net

Other is comprised of foreign currency transaction gains (losses) of $(0.1) million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

10. Segment Information

The Company reports financial performance based on its segments, ACI On Premise and ACI On Demand, and analyzes Segment Adjusted EBITDA as a measure of segment profitability.

The Company’s chief operating decision maker (“CODM”), which is also our Chief Executive Officer, together with other senior management personnel, focus their review of consolidated financial information and the allocation of resources based upon the operating results, including revenues and Segment Adjusted EBITDA, for the segments ACI On Premise and ACI On Demand, separate from the Corporate operations.

ACI On Premise serves customers who manage their software on site. These on premise customers use the Company’s software to develop sophisticated solutions, which are often part of a larger system located and managed at the customer site. These customers require a level of control and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

ACI On Demand serves the needs of retail and financial institutions who use payments to facilitate their core business. The Company sees an increasing number of customers opting for SaaS and PaaS offerings, which offer reduced complexity and cost as well as the ability to rapidly implement and scale.

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

Segment Adjusted EBITDA is the measure reported to the CODM for purposes of making decisions on allocating resources and assessing the performance of the Company’s segments and, therefore, Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting. Segment Adjusted EBITDA is defined as earnings (loss) from operations before interest, income tax expense (benefit), depreciation and amortization (“EBITDA”) adjusted to exclude stock-based compensation, and net other income (expense). During the first quarter of 2018, the Company changed the presentation of its segment measure of profit and loss. As a result the 2017 segment disclosure has been recast to conform with the 2018 presentation.

Corporate and other unallocated expenses consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, and other costs that are not considered when management evaluates segment performance.

The following is selected financial data for the Company’s reportable segments (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue
ACI On Premise	$105,030	$131,908
ACI On Demand	104,280	99,554

Total revenue	$209,310	$231,462

Segment Adjusted EBITDA
ACI On Premise	$38,898	$68,395
ACI On Demand	(4,233)	(7,007)
Depreciation and amortization	(24,993)	(25,638)
Stock-based compensation	(6,362)	(6,297)
Corporate and unallocated expenses	(20,014)	(25,830)
Interest, net	(6,621)	(10,054)
Other, net	(55)	649

Loss before income taxes	$(23,380)	$(5,782)

Depreciation and amortization
ACI On Premise	$2,975	$3,261
ACI On Demand	7,736	8,388
Corporate	14,282	13,989

Total depreciation and amortization	$24,993	$25,638

Assets are not allocated to segments and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is selected financial data for the Company’s geographical areas and revenues by geographic location and primary solution category for the periods indicated (in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(in thousands)	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	30,864	88,946	119,810	49,193	85,809	135,002
Americas - Other	16,784	2,319	19,103	14,874	2,252	17,126
EMEA	38,686	12,009	50,695	51,904	11,079	62,983
Asia Pacific	18,696	1,006	19,702	15,937	414	16,351

Total	$105,030	$104,280	$209,310	$131,908	$99,554	$231,462

Primary Solution Categories
Bill Payments	—	66,168	66,168	—	65,246	65,246
Digital Channels/Online	11,363	10,644	22,007	12,488	10,491	22,979
Merchant Payments	5,010	12,371	17,381	6,312	11,359	17,671
Payments Risk Management	10,420	11,798	22,218	5,160	10,308	15,468
Real Time Payments	13,641	450	14,091	13,548	195	13,743
Retail Payments	64,596	2,849	67,445	94,400	1,955	96,355

Total	$105,030	$104,280	$209,310	$131,908	$99,554	$231,462

The following is selected financial data for the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

(in thousands)	March 31, 2018	December 31, 2017
Long lived assets
United States	$854,156	$759,513
Other	719,610	613,556

	$1,573,766	$1,373,069

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2018 and 2017. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2018 and 2017.

11. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into U.S. Law. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of March 31, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, in certain cases, specifically as follows, the Company made a reasonable estimate of (i) the effects on its existing deferred tax balances and (ii) the effects of the one-time mandatory repatriation tax. The Company recognized a provisional tax expense of $35.9 million in the year ended December 31, 2017 associated with the items it could reasonably estimate. For the quarter ended March 31, 2018, the Company made an adjustment to its estimate related to executive compensation which resulted in $1.7 million of tax benefit. Due the timing of the release of the Tax Act, the complexity of the Tax Act and regulatory guidance that has recently been released and additional guidance expected to be released, the Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its income tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

At March 31, 2018, the Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the Global Intangible Low-Taxed Income (“GILTI”) provisions in future periods or use the period cost method. The Company has recorded $1.3 million of tax expense in the three months ended March 31, 2018 for the current impact of the GILTI provisions.

The effective tax rate for the three months ended March 31, 2018 was 17%. The losses of the Company’s foreign entities for the three months ended March 31, 2018 were $1.8 million. The effective tax rate for the three months ended March 31, 2018 was negatively impacted by losses in certain foreign jurisdictions taxed at lower rates and domestic taxes resulting from the current GILTI tax, partially offset by equity compensation tax benefits.

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

The amount of unrecognized tax benefits for uncertain tax positions was $27.5 million as of March 31, 2018 and $27.2 million as of December 31, 2017, excluding related liabilities for interest and penalties of $1.2 million as of March 31, 2018 and December 31, 2017.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.1 million, due to the settlement of various audits and the expiration of statutes of limitation.

The Company continues to evaluate the potential foreign and U.S. state tax liabilities that would result from future repatriations from non-U.S. subsidiaries, if any, and how the Tax Act will affect our existing accounting position with regard to the indefinite reinvestment of undistributed foreign earnings.

12. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017, which consists of foreign currency translation adjustments, were as follows:

(in thousands)	Accumulated other comprehensive loss
Balance at December 31, 2017	$(77,356)
Other comprehensive income	5,659

Balance at March 31, 2018	$(71,697)

Accumulated other comprehensive loss
Balance at December 31, 2016	$(94,100)
Other comprehensive income	6,051

Balance at March 31, 2017	$(88,049)

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic products, Universal Payments solutions;

•	demand for our products;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	the migration, or failure to migrate, customers to software as a service (“SaaS”) and platform as a service (“PaaS”) solutions;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	compliance of our products with applicable legislation, governmental regulations, and industry standards;

•	failing to comply with money transmitter rules and regulations;

•	our compliance with privacy regulations;

•	being subject to security breaches or viruses;

•	our ability to adequately protect our intellectual property;

•	increasing intellectual property rights litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	operating internationally;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	attracting and retaining employees;

•	potential future litigation;

•	our sale of Community Financial Services (“CFS”) assets and liabilities to Fiserv, Inc. (“Fiserv”), including potential claims arising under the transaction agreement, the transition services agreement or with respect to retained liabilities;

•	future acquisitions, strategic partnerships, and investments;

•	impairment of our goodwill or intangible assets;

•	restrictions and other financial covenants in our credit facility;

•	difficulty meeting our debt service requirements;

•	the accuracy of our backlog estimates;

•	exposure to unknown tax liabilities;

•	the cyclical nature of our revenue and earnings and the accuracy of forecasts due to the concentration of revenue generating activity during the final weeks of each quarter; and

•	volatility in our stock price.

The cautionary statements in this report expressly qualify all of our forward-looking statements.

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 27, 2018. Results for the three months ended March 31, 2018, are not necessarily indicative of results that may be attained in the future.

Overview

ACI Worldwide, the Universal Payments (“UP”) company, powers electronic payments for more than 5,100 organizations around the world. More than 1,000 of the largest banks and financial intermediaries, as well as thousands of global merchants, rely on ACI to execute $14 trillion each day in payments and securities. In addition, thousands of organizations utilize our EBPP services. Through our comprehensive suite of SaaS and PaaS solutions, we deliver real-time, immediate payments capabilities, and enable a complete omni-channel payments experience.

Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA, and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and solutions are used globally by banks, financial intermediaries, merchants, and corporates, such as third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including ATMs, merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and Internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of electronic payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide, ACI Universal Payment, and ACI UP brands.

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We increased our SaaS and PaaS capabilities with a data center in Ireland allowing our SaaS and PaaS solutions to be more-broadly offered in the European market. We also continue to grow centers of expertise in Timisoara, Romania and Pune and Bangalore in India, as well as key operational centers such as Cape Town, South Africa and in multiple locations in the United States.

Key trends that currently impact our strategies and operations include:

Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. The Boston Consulting Group predicts that electronic payment transactions will grow in volume at an annual rate of 6.7%, from 481 billion in 2016 to 624.6 billion in 2020, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the sale of capacity upgrades to existing customers.

Adoption of real-time payments. Customer expectations, from both consumers and corporate, are driving the payments world to more real-time delivery. In the U.K., payments sent through the traditional ACH multi-day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds, and this is being considered and implemented in several countries including Australia and the United States. In the U.S. market, National Automated Clearinghouse Association (“NACHA”) implemented phase 2 of Same Day ACH in September 2017. Corporate customers expect real-time information on the status of their payments instead of waiting for an end of-day report. Regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real-time execution of transactions and delivery of information through real-time tools, such as dashboards, so our experience will be valuable in addressing this trend.

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

Adoption of cloud technology. In an effort to leverage lower-cost computing technologies, some banks, financial intermediaries, merchants, and corporates are seeking to transition their systems to make use of cloud technology. Our investments provide us the grounding to deliver cloud capabilities in the future. Market sizing data from Ovum indicates that spend on SaaS and PaaS payment systems is growing faster than spend on installed applications.

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

Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as creditworthiness of the customer and timing of transfer of control or acceptance of our products may cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred. Additionally, while the majority of our contracts are denominated in the U.S. dollar, a substantial portion of our sales are made, and some of our expenses are incurred, in the local currency of countries other than the United States. Fluctuations in currency exchange rates in a given period may result in the recognition of gains or losses for that period.

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

Backlog

Backlog is comprised of:

•	Committed Backlog which includes (1) contracted revenue that will be recognized in future periods (contracted but not recognized) from software license fees, maintenance fees, services fees, and SaaS and PaaS fees specified in executed contracts (including estimates of variable consideration if required under ASC 606) and included in the transaction price for those contracts, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods and (2) estimated future revenues from software license fees, maintenance fees, services fees, and SaaS and PaaS fees specified in executed contracts.

•	Renewal Backlog which includes estimated future revenues from assumed contract renewals to the extent that we believe recognition of the related revenue will occur within the corresponding backlog period.

The adoption of ASC 606 resulted in the following key changes to backlog:

•	The introduction of a U.S GAAP requirement to measure and disclose revenue allocated to remaining performance obligations

•	A shift in license revenue from Committed Backlog to Renewal Backlog due to the acceleration of license revenue recognition and a corresponding change in the renewal assumptions used to estimate Renewal Backlog

•	An adjustment to the amount of license revenue included in Renewal Backlog due to the introduction of the significant financing component concept

We have historically included assumed renewals in backlog estimates based upon automatic renewal provisions in the executed contract and our historic experience with customer renewal rates.

Our 60-month backlog estimates are derived using the following key assumptions:

•	License arrangements are assumed to renew at the end of their committed term or under the renewal option stated in the contract at a rate consistent with historical experience. If the license arrangement includes extended payment terms, the renewal estimate is adjusted for the effects of a significant financing component.

•	Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.

•	SaaS and PaaS arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.

•	Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.

•	Our pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing our 60-month backlog estimate, the following items are specifically not taken into account:

•	Anticipated increases in transaction, account, or processing volumes in customer systems.

•	Optional annual uplifts or inflationary increases in recurring fees.

•	Services engagements, other than SaaS and PaaS arrangements, are not assumed to renew over the 60-month backlog period.

•	The potential impact of merger activity within our markets and/or customers.

We review our customer renewal experience on an annual basis. The impact of this review and subsequent update may result in a revision to the renewal assumptions used in computing the 60-month and 12-month backlog estimates. In the event a revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2018 and December 31, 2017 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. We included our 60-month backlog estimate without the application of ASC 606. This is a non-GAAP financial measure that is being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	As Reported	Without application of ASC 606
	March 31, 2018		December 31, 2017
ACI On Premise	$1,874	$1,709	$1,700
ACI On Demand	2,513	2,512	2,404

Total	$4,387	$4,221	$4,104

	As Reported	Without application of ASC 606
	March 31, 2018		December 31, 2017
Committed	$1,879	$2,138	$2,062
Renewal	2,508	2,083	2,042

Total	$4,387	$4,221	$4,104

Estimates of future financial results require substantial judgment and are based on a number of assumptions as described above. These assumptions may turn out to be inaccurate or wrong, including for reasons outside of management’s control. For example, our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location, or we may experience delays in the development or delivery of products or services specified in customer contracts which may cause the actual renewal rates and amounts to differ from historical experiences. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that amounts included in backlog estimates will actually generate the specified revenues or that the actual revenues will be generated within the corresponding 60-month period. Additionally, because certain components of Committed Backlog and all of Renewal Backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as contracted but not recognized Committed Backlog.

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended March 31,
	2018				2017
	Amount	% of Total Revenue	$ Change vs 2017	% Change vs 2017	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$104,280	50%	$4,833	5%	$99,447	43%
License	28,046	13%	$(31,335)	-53%	59,381	26%
Maintenance	56,659	27%	2,188	4%	54,471	24%
Services	20,325	10%	2,162	12%	18,163	8%

Total revenues	209,310	100%	(22,152)	-10%	231,462	100%

Operating expenses:
Cost of revenue	107,336	51%	(1,207)	-1%	108,543	47%
Research and development	36,791	18%	(494)	-1%	37,285	16%
Selling and marketing	31,893	15%	4,756	18%	27,137	12%
General and administrative	28,649	14%	(3,854)	-12%	32,503	14%
Depreciation and amortization	21,345	10%	(1,026)	-5%	22,371	10%

Total operating expenses	226,014	108%	(1,825)	-1%	227,839	98%

Operating income (loss)	(16,704)	-8%	(20,327)	-561%	3,623	2%

Other income (expense):
Interest expense	(9,365)	-4%	795	-8%	(10,160)	-4%
Interest income	2,744	1%	2,638	2489%	106	0%
Other, net	(55)	0%	(704)	-108%	649	0%

Total other income (expense)	(6,676)	-3%	2,729	-29%	(9,405)	-4%

Loss before income taxes	(23,380)	-11%	(17,598)	304%	(5,782)	-2%
Income tax benefit	(3,952)	-2%	222	-5%	(4,174)	-2%

Net loss	$(19,428)	-9%	$(17,820)	1108%	$(1,608)	-1%

Three-Month Period Ended March 31, 2018 Compared to the Three-Month Period Ended March 31, 2017

Revenues

Total revenue for the three months ended March 31, 2018, decreased $22.2 million, or 10%, as compared to the same period in 2017.

The application of ASC 606 resulted in a $15.6 million decrease in total revenue for the three months ended March 31, 2018, compared to the same period in 2017 which is primarily due to the differences in the timing and amount of revenue recognition for software license fees. Total revenue was $6.0 million higher for the three months ended March 31, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total revenue for the three months ended March 31, 2018, decreased $12.5 million, or 5%, compared to the same period in 2017 primarily as the result of a decrease in license and maintenance revenue partially offset by increases in SaaS and PaaS and services revenue.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue

The Company’s SaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a single-tenant cloud environment on a subscription basis. The Company’s PaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a multi-tenant cloud environment on a subscription or consumption basis. Included in SaaS and PaaS revenue are fees paid by our customers for use of our Biller solutions. Biller-related fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled. SaaS and PaaS costs include payment card interchange fees; the amounts payable to banks and payment card processing fees are included in cost of revenue in the accompanying condensed consolidated statements of operations. All revenue from SaaS and PaaS arrangements that does not qualify for treatment as a distinct performance obligation, which includes set-up fees, implementation or customization services, and product support services, are included in SaaS and PaaS revenue.

SaaS and PaaS revenue increased $4.8 million, or 5%, during the three months ended March 31, 2018, as compared to the same period in 2017. Total SaaS and PaaS revenue was $1.5 million higher for the three months ended March 31, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total SaaS and PaaS revenue for the three months ended March 31, 2018, increased $4.2 million, or 4%, compared to the same period in 2017, which is primarily attributed to new customers adopting our SaaS and PaaS-based offerings and existing customers adding new functionality or increasing processing.

License Revenue

Customers purchase the right to license ACI software under multi-year, time-based software license arrangements that vary in length but are generally five years. Under these arrangements the software is installed at the customer’s location (i.e. on-premise). Within these agreements are specified capacity limits typically based on customer transaction volume. ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional fees are charged for the overage. Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth. Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

Included in license revenue are license and capacity fees that are payable at the inception of the agreement or annually (initial license fees). License revenue also includes license and capacity fees payable quarterly or monthly due to negotiated customer payment terms (monthly license fees). Under ASC 606 the Company recognizes revenue in advance of billings for software license arrangements with extended payment terms. Under ASC 605 the Company recognizes revenue for those same software license arrangements as the fees become due and payable.

Total license revenue decreased $31.3 million, or 53%, during the three months ended March 31, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $15.9 million decrease in total license revenue for the three months ended March 31, 2018, as compared to the same period in 2017. Total license revenue was $1.9 million higher for the three months ended March 31, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total license revenue for the three months ended March 31, 2018, decreased $17.3 million, or 29%, compared to the same period in 2017.

The decrease in total license revenue was primarily driven by the timing and relative size of capacity events during the three months ended March 31, 2018, as compared to the same period in 2017 and the execution of several license arrangements during the three months ended March 31, 2017, as compared to the same period in 2018.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $2.2 million, or 4%, during the three months ended March 31, 2018, as compared to the same period in 2017. Total maintenance revenue was $2.0 million higher for the three months ended March 31, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of adopting ASC 606 and foreign currency, total maintenance revenue for the three months ended March 31, 2018, decreased $0.7 million, or 1%, compared to the same period in 2017.

Services Revenue

Services revenue includes fees earned through implementation services and other professional services. Implementation services include product installations, product configurations, and custom software modifications (“CSMs”). Other professional services include business consultancy, technical consultancy, on-site support services, CSMs, product education, and testing services. These services include new customer implementations as well as existing customer migrations to new products or new releases of existing products.

Services revenue increased $2.2 million, or 12% during the three months ended March 31, 2018, as compared to the same period in 2017. Total services revenue was $0.6 million higher for the three months ended March 31, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total services revenue for the three months ended March 31, 2018, increased $1.3 million, or 7%, compared to the same period in 2017.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 decreased $1.8 million, or 1%, as compared to the same period in 2017.

The application of ASC 606 resulted in a $1.5 million increase in total operating expenses for the three months ended March 31, 2018, compared to the same period in 2017, which is primarily due to differences in the timing of expense recognition for sales commissions. Total operating expenses were $5.9 million higher for the three months ended March 31, 2018, compared to the same period in 2017, due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currencies, operating expenses decreased $9.3 million, or 4%, for the three months ended March 31, 2018, primarily as a result of lower cost of revenue, general and administrative expenses and depreciation and amortization expenses, partially offset by higher selling and marketing expenses.

Cost of Revenue

Cost of revenue includes costs to provide SaaS and PaaS services, third-party royalties, amortization of purchased and developed software for resale, the costs of maintaining our software products, as well as the costs required to deliver, install, and support software at customer sites. SaaS and PaaS service costs include payment card interchange fees, assessments payable to banks, and payment card processing fees. Maintenance costs include the efforts associated with providing the customer with upgrades, 24-hour help desk, post go-live (remote) support, and production-type support for software that was previously installed at a customer location. Service costs include human resource costs and other incidental costs such as travel and training required for both pre go-live and post go-live support. Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support.

Cost of revenue decreased $1.2 million, or 1%, during the three months ended March 31, 2018, compared to the same period in 2017. Cost of revenue was $1.9 million higher due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, cost of revenue decreased $3.1 million, or 3%, for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to lower personnel and related costs of $4.4 million, partially offset by a $1.3 million increase in interchange processing fees.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $0.5 million, or 1%, during the three months ended March 31, 2018, as compared to the same period in 2017. R&D expense was $1.2 million higher due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, R&D expense decreased $1.7 million, or 5%, for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to a decrease in personnel and related expenses.

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

Selling and marketing expense increased $4.8 million, or 18%, during the three months ended March 31, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $1.5 million increase in selling and marketing for the three months ended March 31, 2018, as compared to the same period in 2017. Selling and marketing was $1.2 million higher for the three months ended March 31, 2018, as compared to the same period in 2017, due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, selling and marketing expense increased $2.0 million, or 7%, for the three months ended March 31, 2018, as compared to the same period in 2017, due to an increase in personnel and related expenses primarily as the result of an increase in new bookings.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $3.9 million, or 12%, during the three months ended March 31, 2018, as compared to the same period in 2017. General and administrative was $1.0 million higher due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, general and administrative decreased $4.8 million, 15%, for the three months ended March 31, 2018, as compared to the same period in 2017 due to a $1.8 million decrease in divestiture and integration related expenditures, a $1.3 million decrease in bad debt expense, and a $1.7 million decrease in professional and other fees.

Depreciation and Amortization

Depreciation and amortization decreased $1.0 million, or 5%, during the three months ended March 31, 2018, as compared to the same period in 2017. Depreciation and amortization was $0.6 million higher for the three months ended March 31, 2018, as compared to the same period in 2017, due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, depreciation and amortization decreased $1.6 million, or 7%, for the three months ended March 31, 2018, as compared to the same period in 2017.

Other Income and Expense

Interest expense for the three months ended March 31, 2018 decreased $0.8 million, or 8%, as compared to the same period in 2017 primarily due to lower comparative debt balances during the first three months of 2018.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three-months ended March 31, 2018 increased $2.6 million, as compared to the same period in 2017, which is primarily due to the impact of applying ASC 606. Excluding the impact of applying ASC 606, interest income was flat.

Other, net consists of foreign currency gain (loss) and other non-operating items. Foreign currency gain (losses) for the three months ended March 31, 2018 and 2017 were a $0.1 million loss and a $0.6 million gain, respectively.

Income Taxes

Refer to Note 11, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results

The Company reports financial performance based on its segments, ACI On Premise and ACI On Demand, and analyzes Segment Adjusted EBITDA as a measure of segment profitability.

The Company’s chief operating decision maker (“CODM”), which is also our Chief Executive Officer, together with other senior management personnel, focus their review of consolidated financial information and the allocation of resources based upon the operating results, including revenues and Segment Adjusted EBITDA, for the segments ACI On Premise and ACI On Demand, separate from the Corporate operations.

ACI On Premise serves customers who manage their software on site. These on premise customers use the Company’s software to develop sophisticated solutions, which are often part of a larger system located and managed at the customer site. These customers require a level of control and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

ACI On Demand serves the needs of retail and financial institutions who use payments to facilitate their core business. The Company sees an increasing number of customers opting for SaaS and PaaS offerings, which offer reduced complexity and cost as well as the ability to rapidly implement and scale.

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

Segment Adjusted EBITDA is the measure reported to the CODM for purposes of making decisions on allocating resources and assessing the performance of the Company’s segments and, therefore, Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting. Segment Adjusted EBITDA is defined as earnings (loss) from operations before interest, income tax expense (benefit), depreciation and amortization (“EBITDA”) adjusted to exclude stock-based compensation, and net other income (expense).

Corporate and other unallocated expenses consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, and other costs that are not considered when management evaluates segment performance.

The following is selected financial data for the Company’s reportable segments (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue
ACI On Premise	$105,030	$131,908
ACI On Demand	104,280	99,554

Total revenue	$209,310	$231,462

Segment Adjusted EBITDA
ACI On Premise	$38,898	$68,395
ACI On Demand	(4,233)	(7,007)
Depreciation and amortization	(24,993)	(25,638)
Stock-based compensation	(6,362)	(6,297)
Corporate and unallocated expenses	(20,014)	(25,830)
Interest, net	(6,621)	(10,054)
Other, net	(55)	649

Loss before income taxes	$(23,380)	$(5,782)

Depreciation and amortization
ACI On Premise	$2,975	$3,261
ACI On Demand	7,736	8,388
Corporate	14,282	13,989

Total depreciation and amortization	$24,993	$25,638

ACI On Premise Segment Adjusted EBITDA decreased $29.5 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of the $27.0 million decrease in revenue as a result of applying ASC 606.

ACI On Demand Segment Adjusted EBITDA increased $2.7 million to a loss of $4.2 million for the three months ended March 31, 2018 compared to the same period in 2017, as a result of the $4.7 million increase in revenue partially offset by a $1.3 million increase in interchange processing fees.

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

Available Liquidity

The following table sets forth our available liquidity for the periods indicated (amount in thousands):

	As of March 31,	As of December 31,
	2018	2017
Cash and cash equivalents	$74,281	$69,710
Availability under Revolving Credit Facility	500,000	498,000

Total liquidity	$574,281	$567,710

The increase in total liquidity is primarily attributable to positive operating cash flows of $45.1 million, partially offset by repurchases of common stock of $31.1 million and $0.4 million of payments on other debt and capital leases.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2018, $57.0 million of the $74.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. We are currently evaluating our existing position regarding the permanent reinvestment of our foreign funds in light of the enactment of the Tax Act. We expect to complete our evaluation and determine the impact the Tax Act may have on our permanent reinvestment assertion within the measurement period provided by SAB 118.

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used by):
Operating activities	$45,136	$85,686
Investing activities	(12,589)	(12,405)
Financing activities	(29,695)	(48,873)

Cash Flows from Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2018 was $45.1 million as compared to $85.7 million during the same period in 2017. The comparative period decrease was primarily due to the timing of payments and cash collections from customers during the first three months of 2018 compared to the same period in 2017. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities

During the first three months of 2018, we used cash of $12.6 million to purchase software, property and equipment, as compared to $12.4 million during the same period in 2017.

Cash Flows from Financing Activities

Net cash flows used by financing activities for the three months ended March 31, 2018 was $29.7 million as compared to $48.9 million during the same period in 2017. During the first three months of 2018, we repaid $5.2 million on the Term Credit Facility and repaid a net $2.0 million on the Revolving Credit Facility. In addition, during the first three months of 2018, we received proceeds of $9.9 million from the exercises of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $0.9 million for the repurchase of restricted stock for tax withholdings. During the three months ended March 31, 2018, we used $31.1 million to repurchase common stock. During the first three months of 2017, we received net proceeds of $44.5 million on the Term Credit Facility and repaid a net $88.0 million on the Revolving Credit Facility. In addition, during the first three months of 2017, we received proceeds of $7.7 million from the exercises of stock options and the issuance of common stock under our 2005 Employee Stock Purchase Plan, as amended, and used $3.2 million for the repurchase of restricted stock for tax withholdings.

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

Debt

Credit Agreement

As of March 31, 2018, we had $389.1 million outstanding under our Term Credit Facility, with up to $500.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. At March 31, 2018 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at March 31, 2018 was 3.63%.

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

Stock Repurchase Program

In 2005, the Company’s Board of Directors (“the Board”) approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In February 2018, the Board approved an additional $200.0 million for the stock repurchase program.

The Company repurchased 1,346,427 shares for $31.1 million under the program during the three months ended March 31, 2018. Under the program to date, the Company has repurchased 43,129,393 shares for approximately $524.4 million. The maximum remaining authorized for purchase under the stock repurchase program was $200.0 million as of March 31, 2018.

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

Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2018, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2017.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at March 31, 2018 is $27.5 million.

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

During the three months ended March 31, 2018, there were no significant changes to our critical accounting policies and estimates other than as discussed in Note 2, Revenue, and Note 11, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on February 27, 2018, for a more complete discussion of our critical accounting policies and estimates.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2018. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at March 31, 2018, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $689.1 million of debt outstanding at March 31, 2018 with $300.0 million in Senior Notes and $389.1 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 3.63% at March 31, 2018. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.4 million.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting. This included modifications to our existing internal controls over contract reviews and new controls related to the enhanced disclosure requirements.

There have been no other changes during our quarter ended March 31, 2018 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the

Exchange Act) during the Company’s quarter ended March 31, 2018, and determined that there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2017. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2018 through January 31, 2018	1,284,127		$23.09	—	$11,203,000
February 1, 2018 through February 28, 2018	102,635	(1)	23.21	—	200,000,000
March 1, 2018 through March 31, 2018	—		—	—	200,000,000

Total	1,386,762		$23.10	—

(1)	Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). Under each arrangement, stock is issued without direct cost to the employee. During the three months ended March 31, 2018, 123,427 shares of the RSAs vested. We withheld 40,335 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors (the “Board”) approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Periodically the Board authorizes additional funds for the program. In February 2018, the Board approved $200.0 million for the stock repurchase program. The maximum remaining authorized for purchase under the stock repurchase program was $200.0 million as of March 31, 2018. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

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

ACI WORLDWIDE, INC. (Registrant)

Date: May 10, 2018	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)