Form 10-Q
period 2018-06-30
ACI WORLDWIDE, INC.
filed 2018-08-02
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 30, 2018, there were 115,760,027 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$59,033	$69,710
Receivables, net of allowances of $3,459 and $4,799, respectively	273,192	262,845
Recoverable income taxes	7,903	7,921
Prepaid expenses	28,370	23,219
Other current assets	21,488	58,126

Total current assets	389,986	421,821

Noncurrent assets
Accrued receivables, net	180,197	—
Property and equipment, net	78,813	80,228
Software, net	144,665	155,386
Goodwill	909,691	909,691
Intangible assets, net	179,572	191,281
Deferred income taxes, net	25,181	66,749
Other noncurrent assets	57,631	36,483

TOTAL ASSETS	$1,965,736	$1,861,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,830	$34,718
Employee compensation	42,514	48,933
Current portion of long-term debt	22,988	17,786
Deferred revenue	102,333	107,543
Income taxes payable	3,137	9,898
Other current liabilities	58,615	102,904

Total current liabilities	260,417	321,782

Noncurrent liabilities
Deferred revenue	50,904	51,967
Long-term debt	654,811	667,943
Deferred income taxes, net	25,171	16,910
Other noncurrent liabilities	33,718	38,440

Total liabilities	1,025,021	1,097,042

Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2018 and December 31, 2017	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2018 and December 31, 2017	702	702
Additional paid-in capital	624,851	610,345
Retained earnings	760,845	550,866
Treasury stock, at cost, 24,759,800 and 23,428,324 shares at June 30, 2018 and December 31, 2017, respectively	(361,079)	(319,960)
Accumulated other comprehensive loss	(84,604)	(77,356)

Total stockholders’ equity	940,715	764,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,965,736	$1,861,639

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Software as a service and platform as a service	$113,600	$113,469	$217,880	$212,916
License	45,555	54,180	73,601	113,561
Maintenance	55,048	56,009	111,707	110,480
Services	20,792	16,941	41,117	35,104

Total revenues	234,995	240,599	444,305	472,061

Operating expenses
Cost of revenue (1)	116,261	120,357	223,597	228,900
Research and development	37,862	34,969	74,653	72,254
Selling and marketing	33,160	28,817	65,053	55,954
General and administrative	28,837	72,527	57,486	105,030
Depreciation and amortization	21,033	22,372	42,378	44,743

Total operating expenses	237,153	279,042	463,167	506,881

Operating loss	(2,158)	(38,443)	(18,862)	(34,820)

Other income (expense)
Interest expense	(9,717)	(10,664)	(19,082)	(20,824)
Interest income	2,742	150	5,486	256
Other, net	(1,677)	(1,766)	(1,732)	(1,117)

Total other income (expense)	(8,652)	(12,280)	(15,328)	(21,685)

Loss before income taxes	(10,810)	(50,723)	(34,190)	(56,505)
Income tax expense (benefit)	3,764	(20,914)	(188)	(25,088)

Net loss	$(14,574)	$(29,809)	$(34,002)	$(31,417)

Loss per common share
Basic	$(0.13)	$(0.25)	$(0.29)	$(0.27)
Diluted	$(0.13)	$(0.25)	$(0.29)	$(0.27)
Weighted average common shares outstanding
Basic	115,548	117,149	115,595	116,881
Diluted	115,548	117,149	115,595	116,881

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(14,574)	$(29,809)	$(34,002)	$(31,417)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,907)	9,069	(7,248)	15,120

Total other comprehensive income (loss)	(12,907)	9,069	(7,248)	15,120

Comprehensive loss	$(27,481)	$(20,740)	$(41,250)	$(16,297)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(34,002)	$(31,417)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	11,875	12,573
Amortization	37,469	38,646
Amortization of deferred debt issuance costs	1,445	2,760
Deferred income taxes	(3,044)	(30,121)
Stock-based compensation expense	14,067	14,640
Other	(248)	443
Changes in operating assets and liabilities
Receivables	67,689	70,564
Accounts payable	(3,658)	(3,929)
Accrued employee compensation	(5,805)	(4,260)
Current income taxes	(7,243)	(9,592)
Deferred revenue	10,142	841
Other current and noncurrent assets and liabilities	(17,576)	37,949

Net cash flows from operating activities	71,111	99,097

Cash flows from investing activities:
Purchases of property and equipment	(11,108)	(11,809)
Purchases of software and distribution rights	(16,776)	(14,426)
Other	(1,467)	—

Net cash flows from investing activities	(29,351)	(26,235)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,564	1,441
Proceeds from exercises of stock options	14,906	7,949
Repurchase of restricted stock for tax withholdings	(2,588)	(4,770)
Repurchases of common stock	(54,527)	—
Proceeds from revolving credit facility	85,000	12,000
Repayment of revolving credit facility	(84,000)	(100,000)
Proceeds from term portion of credit agreement	—	415,000
Repayment of term portion of credit agreement	(10,375)	(375,665)
Payment of debt issuance costs	—	(5,340)
Payments on other debt and capital leases	(1,550)	(6,021)

Net cash flows from financing activities	(51,570)	(55,406)

Effect of exchange rate fluctuations on cash	(867)	2,148

Net increase (decrease) in cash and cash equivalents	(10,677)	19,604
Cash and cash equivalents, beginning of period	69,710	75,753

Cash and cash equivalents, end of period	$59,033	$95,357

Supplemental cash flow information
Income taxes paid	$20,613	$19,605
Interest paid	$17,297	$16,937

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018. Results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be attained in the future.

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

Other Current Assets and Other Current Liabilities

(in thousands)	June 30, 2018	December 31, 2017
Settlement deposits	$5,685	$22,282
Settlement receivables	9,106	30,063
Other	6,697	5,781

Total other current assets	$21,488	$58,126

(in thousands)	June 30, 2018	December 31, 2017
Settlement payables	$14,365	$48,953
Accrued interest	7,284	7,291
Vendor financed licenses	2,089	1,862
Royalties payable	7,385	9,264
Other	27,492	35,534

Total other current liabilities	$58,615	$102,904

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2018 and December 31, 2017 were $209.4 million and $238.9 million, respectively.

Fair Value

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s Senior Notes was $300.9 million and $305.7 million at June 30, 2018 and December 31, 2017, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, ACI On Demand and ACI On Premise, as its reporting units. The Company allocated goodwill to the reporting units using a relative fair value approach with total goodwill of $909.7 million of which we allocated $725.9 million and $183.8 million to ACI On Premise and ACI On Demand, respectively.

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

New Accounting Standards Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (codified as “ASC 606”) as well as other clarifications and technical guidance related to this new revenue standard, including ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers (“ASC 340-40”). ASC 606 superseded the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance. The Company adopted ASC 606 and ASC 340-40 on January 1, 2018 (the effective date) using the modified retrospective transition method which required an adjustment to retained earnings for the cumulative effect of applying ASC 606 to active contracts as of the adoption date. For active contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating the transaction price in accordance with the practical expedient permitted under ASC 606. The cumulative effect of applying ASC 606 to active contracts as of the adoption date was an increase to retained earnings of $244.0 million.

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory, to simplify the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Previously, U.S. GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition was an exception to the principle of comprehensive recognition of current and deferred income taxes in U.S. GAAP. The limited amount of authoritative guidance about the exception led to diversity in practice and is a source of complexity in financial reporting, particularly for an intra-entity transfer of intellectual property. Under the amendments of ASU 2016-16, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, this amendment eliminates the exception for an intra-entity transfer of an asset other than inventory. The amendments to this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-16 as of January 1, 2018. The adoption of ASU 2016-16 had no impact on the condensed consolidated balance sheet, results of operations, or statement of cash flows.

Recently Issued Accounting Standards Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (codified as “ASC 842”). ASC 842 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted and modified retrospective application is currently required with optional practical expedients. The Company will adopt ASC 842 as of the effective date and is evaluating the use of the optional practical expedients.

The Company has established a cross-functional project team to assess implementing changes to its systems, processes, and controls, in conjunction with a comprehensive review of existing lease agreements. The Company expects the adoption of ASC 842 will have a material impact on its condensed consolidated balance sheet as its rights and obligations from its existing operating leases will be recognized on the balance sheet as assets and liabilities. As of June 30, 2018, the Company’s undiscounted minimum commitments under noncancelable operating leases was approximately $78 million. The Company does not expect the adoption of ASC 842 to have a material effect on its results of operations or statement of cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 U.S. Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the 2017 U.S. Tax Cuts and Jobs Act; and information about the income tax effects that are reclassified. This ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the impact the adoption of ASU 2018-02 will have on its condensed consolidated balance sheet, results of operations, and statement of cash flows.

2. Revenue

Revenue Recognition

In accordance with ASC 606 revenue is recognized upon transfer of control of promised products and/or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Contract Combination. The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one combined arrangement or separate agreements for revenue recognition purposes. In order to reach appropriate conclusions regarding whether such agreements should be combined, the Company evaluates whether the agreements were negotiated as a package with a single commercial objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the product(s) or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Arrangements. The Company’s SaaS-based and PaaS-based arrangements, including implementation, support and other services, represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers. As each day of providing access to the software solution(s) is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its SaaS-based and PaaS-based arrangements is comprised of a series of distinct service periods. The Company’s SaaS-based and PaaS-based arrangements may include fixed consideration, variable consideration, or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right. Variable consideration in these arrangements is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, the Company: (1) allocates the variable amount to each distinct service period within the series and recognizes revenue as each distinct service period is performed (i.e. direct allocation), (2) estimates total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognizes the total transaction price over the period to which it relates, or (3) applies the ‘right to invoice’ practical expedient and recognizes revenue based on the amount invoiced to the customer during the period.

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

For those software license arrangements that include customer-specific acceptance provisions, such provisions are generally presumed to be substantive and the Company does not recognize revenue until the earlier of the receipt of a written customer acceptance, objective demonstration that the delivered product meets the customer-specific acceptance criteria, or the expiration of the acceptance period. The Company recognizes revenues on such arrangements upon the earlier of receipt of written acceptance or the first production use of the software by the customer.

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

The Company also provides various professional services to customers with software licenses. These include project management, software implementation, and software modification services. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract(s) and are recognized as the related services are performed. Consideration payable under these arrangements is either fixed fee or on a time-and-materials basis, which represents variable consideration that must be estimated using the most likely amount based on the range of hours expected to be incurred in providing the services.

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

(in thousands)	June 30, 2018	December 31, 2017
Billed Receivables	$168,921	$240,137
Allowance for doubtful accounts	(3,459)	(4,799)

Billed Receivables, net	$165,462	$235,338

Accrued receivables	319,476	27,507
Significant financing component	(31,549)	—

Total accrued receivables, net	287,927	27,507
Less current accrued receivables	117,323	27,507
Less current significant financing component	(9,593)	—

Total long-term accrued receivables, net	$180,197	$—

Total receivables, net	$453,389	$262,845

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of June 30, 2018 or December 31, 2017.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows:

(in thousands)	Deferred Revenue
Balance, January 1, 2018	$145,344
Deferral of revenue	102,160
Recognition of deferred revenue	(91,390)
Foreign currency translation	(2,877)

Balance, June 30, 2018	$153,237

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

Revenue allocated to remaining performance obligations was $586.1 million as of June 30, 2018, of which the Company expects to recognize approximately 47% over the next 12 months and the remainder thereafter.

During the three and six month periods ended June 30, 2018, the revenue recognized by the Company from performance obligations satisfied in previous periods was not material.

Costs to Obtain and Fulfill a Contract

The Company accounts for costs to obtain and fulfill its contracts in accordance with ASC 340, Other Assets and Deferred Costs.

The Company capitalizes certain of its sales commissions that meet the definition of incremental costs of obtaining a contract and for which the amortization period is greater than one year. The costs associated with those sales commissions is capitalized during the period in which the Company becomes obligated to pay the commissions and is amortized over the period in which the related products or services are transferred to the customer. As of June 30, 2018, $0.3 million and $17.5 million of these costs are included in other current and other non-current assets, respectively, on the condensed consolidated balance sheets. During the three and six months ended June 30, 2018, the Company recognized $2.0 million and $4.3 million, respectively, of sales commission expense related to the amortization of these costs, which is included in selling and marketing expense.

The Company capitalizes costs incurred to fulfill its contracts that: (1) relate directly to the arrangement, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the arrangement, and (3) are expected to be recovered through revenue generated under the arrangement. Contract fulfillment costs are expensed as the Company transfers the related services to the customer. As of June 30, 2018, $0.1 million and $12.0 million of these costs are included in other current and other non-current assets, respectively, on the condensed consolidated balance sheets. The amounts capitalized primarily relate to direct costs that enhance resources under the Company’s SaaS and PaaS arrangements. During the three and six months ended June 30, 2018, the Company recognized $1.2 million and $2.4 million, respectively, of expense related to the amortization of these costs, which is included in cost of revenue.

Financial Statement Effect of Applying ASC 606

As the modified retrospective transition method does not result in recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures for the amount by which each financial statement line item is affected by adoption of the standard and explanation of the reasons for significant changes.

The financial statement line items affected by adoption of ASC 606 are as follows:

	June 30, 2018
(in thousands)	As Reported	Without application of ASC 606	Effect of Change Higher / (Lower)
Assets
Receivables, net of allowances	$273,192	$199,145	$74,047
Recoverable income taxes	7,903	6,375	1,528
Prepaid expenses	28,370	29,111	(741)
Other current assets	21,488	21,303	185
Accrued receivables, net	180,197	—	180,197
Deferred income taxes, net	25,181	66,926	(41,745)
Other noncurrent assets	57,631	41,324	16,307
Liabilities
Deferred revenue	102,333	120,253	(17,920)
Income taxes payable	3,137	2,081	1,056
Other current liabilities	58,615	58,850	(235)
Deferred income taxes, net	25,171	6,448	18,723
Stockholders’ equity
Total stockholders’ equity	940,715	712,576	228,139

	For the Three Months Ended June 30, 2018
(in thousands)	As Reported	Without application of ASC 606	Effect of Change Higher / (Lower)
Revenues
Software as a service and platform as a service	$113,600	$112,959	$641
License	45,555	50,815	(5,260)
Maintenance	55,048	56,243	(1,195)
Services	20,792	20,725	67
Operating expenses
Selling and marketing	33,160	31,923	1,237
Other income (expense)
Interest income	2,742	192	2,550
Other, net	(1,677)	(557)	(1,120)
Income tax provision
Income tax expense (benefit)	3,764	4,609	(845)

	For the Six Months Ended June 30, 2018
(in thousands)	As Reported	Without application of ASC 606	Effect of Change Higher / (Lower)
Revenues
Software as a service and platform as a service	$217,880	$218,133	$(253)
License	73,601	94,736	(21,135)
Maintenance	111,707	112,014	(307)
Services	41,117	40,754	363
Operating expenses
Selling and marketing	65,053	62,269	2,784
Other income (expense)
Interest income	5,486	371	5,115
Other, net	(1,732)	(1,341)	(391)
Income tax provision
Income tax expense (benefit)	(188)	2,566	(2,754)

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

Under ASC 605, the Company recognized revenue upon delivery provided (i) there is persuasive evidence of an arrangement, (ii) collection of the fee is considered probable, and (iii) the fee is fixed or determinable. For software license arrangements in which a significant portion of the fee is due more than 12 months after delivery or when payment terms are significantly beyond the Company’s standard business practice, the license fee is deemed not fixed or determinable. For software license arrangements in which the fee is not considered fixed or determinable, the license is recognized as revenue as payments become due and payable, provided all other conditions for revenue recognition have been met.

License revenue under ASC 605 includes revenue from software license arrangements with extended payment terms for which the due and payable pattern of recognition was applied and revenue from renewals of software license arrangements in the period during which the renewal is signed. Under ASC 606, license revenue from these software license arrangements with extended payment terms is accelerated (i.e. upfront recognition) and adjusted for the effects of the financing component, if significant. The significant financing component in these software license arrangements is recognized as interest income over the extended payment period. As many of these software license arrangements were active as of the date the Company adopted ASC 606, the license fees are included in the Company’s cumulative adjustment to retained earnings. Revenue for license renewals is recognized when the customer can begin to use and benefit from the license, which is generally at the commencement of the license renewal period.

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

3. Debt

As of June 30, 2018, the Company had $3.0 million, $383.9 million, and $300.0 million outstanding under its Revolving Credit Facility, Term Credit Facility, and Senior Notes, respectively, with up to $497.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect at June 30, 2018, for the Credit Facility was 3.84%.

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

Maturities on long-term debt outstanding at June 30, 2018 are as follows:

Fiscal year ending December 31,
(in thousands)
2018	$10,375
2019	31,125
2020	331,125
2021	41,500
2022	272,750

Total	$686,875

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

The Credit Agreement and Senior Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and Senior Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and Senior Notes. As of June 30, 2018, and at all times during the period, the Company was in compliance with its financial debt covenants.

(in thousands)	As of June 30, 2018	As of December 31, 2017
Term credit facility	$383,875	$394,250
Revolving credit facility	3,000	2,000
6.375% Senior Notes, due August 2020	300,000	300,000
Debt issuance costs	(9,076)	(10,521)

Total debt	677,799	685,729
Less current portion of term credit facility	25,938	20,750
Less current portion of debt issuance costs	(2,950)	(2,964)

Total long-term debt	$654,811	$667,943

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

On April 6, 2017, the Board of Directors approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which was approved by shareholders at the 2017 Annual Shareholder meeting. The 2017 ESPP provides employees with an opportunity to purchase shares of common stock in the Company. The 1999 Employee Stock Purchase Plan terminated upon the August 1, 2017 effective date of the 2017 ESPP. Under the Company’s 2017 ESPP a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the six months ended June 30, 2018 and 2017, totaled 77,118 and 84,294, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding as of December 31, 2017	6,162,717	$16.83
Granted	170,455	23.36
Exercised	(1,050,518)	14.19
Forfeited	(52,827)	19.02

Outstanding as of June 30, 2018	5,229,827	$17.55	6.40	$37,215,726

Exercisable as of June 30, 2018	3,688,160	$16.78	5.69	$29,089,836

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $7.03 and $6.24, respectively. The Company issued treasury shares for the exercise of stock options during the six months ended June 30, 2018 and 2017. The total intrinsic value of stock options exercised during the six months ended June 30, 2018 and 2017 was $11.3 million and $5.5 million, respectively.

The fair value of options that do not vest based on the achievement of certain market conditions granted during the six months ended June 30, 2018 and 2017 were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Expected life (years)	5.6	5.6
Interest rate	2.7%	1.9%
Volatility	26.4%	29.4%
Dividend yield	—	—

Expected volatilities are based on the Company’s historical common stock volatility derived from historical stock price data for historical periods commensurate with the options’ expected life. The expected life is the average number of years that the Company estimated that the options will be outstanding, based primarily on historical employee option exercise behavior. The risk-free interest rate is based on the implied yield currently available on United States Treasury zero coupon issues with a term equal to the expected term at the date of grant of the options. The expected dividend yield is zero as the Company has historically not paid dividends and does not anticipate dividends to be paid in the future.

Long-term Incentive Program Performance Share Awards

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of June 30, 2018, and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2017	1,125,035	$18.94
Forfeited	(44,120)	19.11

Nonvested as of June 30, 2018	1,080,915	$18.94

Restricted Share Awards

A summary of nonvested restricted share awards (“RSAs”) as of June 30, 2018, and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2017	503,237	$20.63
Vested	(229,625)	21.22
Forfeited	(15,945)	20.12

Nonvested as of June 30, 2018	257,667	$20.11

During the six months ended June 30, 2018, a total of 229,625 RSA shares vested. The Company withheld 41,973 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Performance-Based Restricted Share Awards

A summary of nonvested Performance-Based Restricted Share Awards (“PBRSAs”) as of June 30, 2018, and changes during the period are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2017	173,636	$24.41
Vested	(173,636)	24.41

Nonvested as of June 30, 2018	—	$—

During the six months ended June 30, 2018, a total of 173,636 PBRSA shares vested. The Company withheld 64,699 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards

During the six months ended June 30, 2018 and 2017, the Company granted total shareholder return (“TSR”) awards, pursuant to the 2016 Equity and Performance Incentive Plan. TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. In order to determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for TSRs over a three-year performance period based on the grant date fair value.

The grant date fair value of the TSRs was estimated using the following weighted-average assumptions:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Expected life (years)	2.9	2.9
Interest rate	2.4%	1.5%
Volatility	28.0%	26.5%
Dividend Yield	—	—

A summary of nonvested TSRs outstanding as of June 30, 2018, and changes during the period are as follows:

Nonvested Total Shareholder Return Awards	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2017	143,649	$24.37
Granted	541,214	31.31
Forfeited	(11,372)	27.10

Nonvested as of June 30, 2018	673,491	$29.90

Restricted Share Units

During the six months ended June 30, 2018, the Company granted restricted share units (“RSUs”) awards, pursuant to the 2016 Equity and Performance Incentive Plan. The awards generally have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock at the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.

A summary of nonvested RSUs as of June 30, 2018, and changes during the period are as follows:

Nonvested Restricted Share Units	Number of Restricted Share Units	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2017	—	$—
Granted	709,168	23.78
Vested	(10,000)	25.72
Forfeited	(5,992)	23.36

Nonvested as of June 30, 2018	693,176	$23.76

During the six months ended June 30, 2018, a total of 10,000 RSU shares vested.

As of June 30, 2018, there were unrecognized compensation costs of $16.6 million related to the TSRs, $14.8 million related to RSUs, $7.8 million related to the LTIP performance shares, $5.6 million related to nonvested stock options, and $4.3 million related to the nonvested RSAs, which the Company expects to recognize over weighted-average periods of 2.5 years, 2.1 years, 1.5 years, 1.0 years, and 1.6 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718, Compensation – Stock Compensation, for the three months ended June 30, 2018 and 2017, related to stock options, LTIP performance shares, RSAs, PBRSAs, TSR shares, RSUs, and the ESPP of $7.7 million and $8.3 million, respectively, with corresponding tax benefits of $1.2 million and $2.8 million, respectively. The Company recorded stock-based compensation, for the six months ended June 30, 2018 and 2017, of $14.1 million and $14.6 million, respectively, with corresponding tax benefits of $2.2 million and $5.0 million, respectively.

5. Software and Other Intangible Assets

At June 30, 2018, software net book value totaling $144.7 million, net of $239.5 million of accumulated amortization, includes the net book value of software marketed for external sale of $33.8 million. The remaining software net book value of $110.9 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2017, software net book value totaled $155.4 million, net of $230.7 million of accumulated amortization. Included in this amount is software marketed for external sale of $40.9 million. The remaining software net book value of $114.5 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended June 30, 2018 and 2017, totaled $3.4 million and $3.2 million, respectively. Software for resale amortization expense recorded in the six months ended June 30, 2018 and 2017, totaled $7.0 million and $6.5 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our SaaS and PaaS offerings. Amortization of software for internal use in the three months ended June 30, 2018 and 2017, totaled $10.3 million and $11.3 million, respectively. Amortization of software for internal use in the six months ended June 30, 2018 and 2017, totaled $20.8 million and $22.6 million, respectively. These software amortization expense amounts are included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

	June 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$302,080	$(124,465)	$177,615	$305,218	$(116,677)	$188,541
Trademarks and tradenames	16,507	(14,550)	1,957	16,646	(13,906)	2,740

	$318,587	$(139,015)	$179,572	$321,864	$(130,583)	$191,281

Other intangible assets amortization expense for the three months ended June 30, 2018 and 2017, totaled $4.8 million. Other intangible assets amortization expense for the six months ended June 30, 2018 and 2017, totaled $9.7 million and $9.6 million, respectively.

Based on capitalized software and other intangible assets at June 30, 2018, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2018	$25,561	$9,401
2019	44,993	18,400
2020	35,162	17,509
2021	22,213	17,007
2022	9,157	16,853
2023	4,778	16,535
Thereafter	2,801	83,867

Total	$144,665	$179,572

6. Corporate Restructuring and Other Organizational Changes

The components of corporate restructuring and other reorganization activities are included in the following table:

(in thousands)	Facility Closures
Balance, December 31, 2017	$5,945
Amounts paid during the period	(910)
Foreign currency translation	(22)

Balance, June 30, 2018	$5,013

Of the $5.0 million facility closure liability, $1.7 million and $3.3 million is recorded in other current and noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet at June 30, 2018.

7. Common Stock and Treasury Stock

In 2005, the Company’s Board of Directors (“the Board”) approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In February 2018, the Board approved $200.0 million for the stock repurchase program.

The Company repurchased 2,346,427 shares for $54.5 million under the program during the six months ended June 30, 2018. Under the program to date, the Company has repurchased 44,129,393 shares for approximately $547.8 million. The maximum remaining authorized for purchase under the stock repurchase program was $176.6 million as of June 30, 2018.

8. Loss Per Share

Basic loss per share is computed on the basis of weighted average outstanding common shares. Diluted loss per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding:
Basic weighted average shares outstanding	115,548	117,149	115,595	116,881
Add: Dilutive effect of stock options	—	—	—	—

Diluted weighted average shares outstanding	115,548	117,149	115,595	116,881

The diluted loss per share computation excludes 7.9 million and 10.1 million options to purchase shares, contingently issuable shares, and restricted share awards during the three months ended June 30, 2018 and 2017, respectively, as their effect would be anti-dilutive. The diluted loss per share computation excludes 8.3 million and 10.3 million options to purchase shares, contingently issuable shares, and restricted share awards during the six months ended June 30, 2018 and 2017, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2018 and December 31, 2017, was 115,765,255 and 117,096,731, respectively.

9. Other, net

Other is comprised of foreign currency transaction losses of $1.7 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively. Other is comprised of foreign currency transaction losses of $1.7 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

ACI On Demand serves the needs of retail and financial institutions who use payments to facilitate their core business. The Company sees an increasing demand for SaaS and PaaS offerings, which offer reduced complexity and cost as well as the ability to rapidly implement and scale.

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

The following is selected financial data for the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
ACI On Premise	$121,395	$127,194	$226,425	$259,102
ACI On Demand	113,600	113,405	217,880	212,959

Total revenue	$234,995	$240,599	$444,305	$472,061

Segment Adjusted EBITDA
ACI On Premise	$54,760	$62,527	$93,658	$130,922
ACI On Demand	(3,364)	(546)	(7,597)	(7,553)
Depreciation and amortization	(24,351)	(25,581)	(49,344)	(51,219)
Stock-based compensation	(7,705)	(8,343)	(14,067)	(14,640)
Corporate and unallocated expenses	(21,498)	(66,500)	(41,512)	(92,330)
Interest, net	(6,975)	(10,514)	(13,596)	(20,568)
Other, net	(1,677)	(1,766)	(1,732)	(1,117)

Loss before income taxes	$(10,810)	$(50,723)	$(34,190)	$(56,505)

Depreciation and amortization
ACI On Premise	$2,849	$3,333	$5,824	$6,594
ACI On Demand	7,826	9,009	15,562	17,397
Corporate	13,676	13,239	27,958	27,228

Total depreciation and amortization	$24,351	$25,581	$49,344	$51,219

Assets are not allocated to segments and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is selected financial data for the Company’s geographical areas and revenues by geographic location and primary solution category for the periods indicated (in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(in thousands)	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$25,394	$97,825	$123,219	$32,928	$97,648	$130,576
Americas - Other	11,776	2,348	14,124	12,844	2,601	15,445
EMEA	62,489	12,425	74,914	66,556	12,371	78,927
Asia Pacific	21,736	1,002	22,738	14,866	785	15,651

Total	$121,395	$113,600	$234,995	$127,194	$113,405	$240,599

Primary Solution Categories
Bill Payments	$—	$74,371	$74,371	$—	$73,685	$73,685
Digital Channels/Online	8,917	10,310	19,227	10,227	11,725	21,952
Merchant Payments	5,250	14,000	19,250	7,440	11,999	19,439
Payments Risk Management	8,032	11,658	19,690	6,808	12,104	18,912
Real Time Payments	15,741	484	16,225	9,902	1,703	11,605
Retail Payments	83,455	2,777	86,232	92,817	2,189	95,006

Total	$121,395	$113,600	$234,995	$127,194	$113,405	$240,599

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(in thousands)	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$56,258	$186,770	$243,028	$82,122	$183,456	$265,578
Americas - Other	28,560	4,668	33,228	27,717	4,854	32,571
EMEA	101,175	24,434	125,609	118,460	23,450	141,910
Asia Pacific	40,432	2,008	42,440	30,803	1,199	32,002

Total	$226,425	$217,880	$444,305	$259,102	$212,959	$472,061

Primary Solution Categories
Bill Payments	$—	$140,539	$140,539	$—	$138,931	$138,931
Digital Channels/Online	20,280	20,954	41,234	22,715	22,216	44,931
Merchant Payments	10,260	26,371	36,631	13,752	23,358	37,110
Payments Risk Management	18,452	23,456	41,908	11,968	22,412	34,380
Real Time Payments	29,382	934	30,316	23,450	1,898	25,348
Retail Payments	148,051	5,626	153,677	187,217	4,144	191,361

Total	$226,425	$217,880	$444,305	$259,102	$212,959	$472,061

The following is selected financial data for the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

(in thousands)	June 30, 2018	December 31, 2017
Long lived assets
United States	$840,614	$759,513
Other	709,955	613,556

	$1,550,569	$1,373,069

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2018 and 2017. Aggregate revenues attributable to our customers in the United Kingdom accounted for 11.4% of the Company’s consolidated revenues during the three and six months ended June 30, 2017. No other country outside the United States and the United Kingdom accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2017. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2018.

11. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into U.S. Law. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of June 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, in certain cases, specifically as follows, the Company made a reasonable estimate of (i) the effects on its existing deferred tax balances and (ii) the effects of the one-time mandatory repatriation tax. The Company recognized a provisional tax expense of $35.9 million in the year ended December 31, 2017 associated with the items it could reasonably estimate. For the six months ended June 30, 2018, the Company made an adjustment to its estimate related to executive compensation which resulted in $1.7 million of tax benefit. Due the timing of the release of the Tax Act, the complexity of the Tax Act and regulatory guidance that has recently been released and additional guidance expected to be released, the Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its income tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

At June 30, 2018, the Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the Global Intangible Low-Taxed Income (“GILTI”) provisions in future periods or use the period cost method. The Company has recorded $3.8 million of tax expense in the six months ended June 30, 2018 for the current impact of the GILTI provisions.

The effective tax rate for the three and six months ended June 30, 2018 was 35% and 1%. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2018 were $7.2 million and $5.4 million, respectively. The effective tax rate for the three and six months ended June 30, 2018 was negatively impacted by losses in certain foreign jurisdictions taxed at lower rates and domestic taxes resulting from the current GILTI tax, partially offset by equity compensation tax benefits.

The effective tax rate for the three and six months ended June 30, 2017 was 41% and 44%. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2017 were $16.7 million and $25.4 million, respectively. The effective tax rates for the three and six months ended June 30, 2017 were negatively impacted by losses in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates.

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

The amount of unrecognized tax benefits for uncertain tax positions was $27.6 million as of June 30, 2018 and $27.2 million as of December 31, 2017, excluding related liabilities for interest and penalties of $1.2 million as of June 30, 2018 and December 31, 2017.

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

12. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017, which consists of foreign currency translation adjustments, were as follows:

(in thousands)	Accumulated other comprehensive loss
Balance at December 31, 2017	$(77,356)
Other comprehensive loss	(7,248)

Balance at June 30, 2018	$(84,604)

Accumulated other comprehensive loss
Balance at December 31, 2016	$(94,100)
Other comprehensive income	15,120

Balance at June 30, 2017	$(78,980)

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

All of the forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). Such factors include, but are not limited to, risks related to:

•	increased competition;

•	the performance of our strategic products, Universal Payments solutions;

•	demand for our products;

•	consolidations and failures in the financial services industry;

•	customer reluctance to switch to a new vendor;

•	the migration or failure to migrate customers to software as a service (“SaaS”) and platform as a service (“PaaS”) solutions;

•	failure to obtain renewals of customer contracts or to obtain such renewals on favorable terms;

•	delay or cancellation of customer projects or inaccurate project completion estimates;

•	the complexity of our products and services and the risk that they may contain hidden defects;

•	compliance of our products with applicable legislation, governmental regulations, and industry standards;

•	failing to comply with money transmitter rules and regulations;

•	our compliance with privacy regulations;

•	being subject to security breaches or viruses;

•	our ability to adequately protect our intellectual property;

•	increasing intellectual property rights litigation;

•	certain payment funding methods expose us to the credit and/or operating risk of our clients;

•	business interruptions or failure of our information technology and communication systems;

•	our offshore software development activities;

•	operating internationally;

•	global economic conditions impact on demand for our products and services;

•	volatility and disruption of the capital and credit markets and adverse changes in the global economy;

•	attracting and retaining employees;

•	potential future litigation;

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 27, 2018. Results for the six months ended June 30, 2018, are not necessarily indicative of results that may be attained in the future.

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

Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA, and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and solutions are used globally by banks, financial intermediaries, merchants and corporates, such as third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including ATMs, merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and Internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of electronic payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide, ACI Universal Payment, and ACI UP brands.

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

The adoption of ASC 606 resulted in the following key changes to backlog:

•	The introduction of a U.S. GAAP requirement to measure and disclose revenue allocated to remaining performance obligations.

•

A shift in license revenue from Committed Backlog to Renewal Backlog due to the acceleration of license revenue recognition and a corresponding change in the renewal assumptions used to estimate Renewal Backlog.

•	An adjustment to the amount of license revenue included in Renewal Backlog due to the introduction of the significant financing component concept.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of June 30, 2018 and December 31, 2017 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. We included our 60-month backlog estimate without the application of ASC 606. This is a non-GAAP financial measure that is being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	As Reported	Without application of ASC 606	As Reported	Without application of ASC 606
	June 30, 2018		March 31, 2018		December 31, 2017
ACI On Premise	$1,830	$1,681	$1,874	$1,709	$1,700
ACI On Demand	2,472	2,472	2,513	2,512	2,404

Total	$4,302	$4,153	$4,387	$4,221	$4,104

	As Reported	Without application of ASC 606	As Reported	Without application of ASC 606
	June 30, 2018		March 31, 2018		December 31, 2017
Committed	$1,769	$2,022	$1,879	$2,138	$2,062
Renewal	2,533	2,131	2,508	2,083	2,042

Total	$4,302	$4,153	$4,387	$4,221	$4,104

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,
	2018				2017
	Amount	% of Total Revenue	$ Change vs 2017	% Change vs 2017	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$113,600	48%	$131	0%	$113,469	47%
License	45,555	19%	(8,625)	-16%	54,180	23%
Maintenance	55,048	23%	(961)	-2%	56,009	23%
Services	20,792	9%	3,851	23%	16,941	7%

Total revenues	234,995	100%	(5,604)	-2%	240,599	100%

Operating expenses:
Cost of revenue	116,261	49%	(4,096)	-3%	120,357	50%
Research and development	37,862	16%	2,893	8%	34,969	15%
Selling and marketing	33,160	14%	4,343	15%	28,817	12%
General and administrative	28,837	12%	(43,690)	-60%	72,527	30%
Depreciation and amortization	21,033	9%	(1,339)	-6%	22,372	9%

Total operating expenses	237,153	101%	(41,889)	-15%	279,042	116%

Operating loss	(2,158)	-1%	36,285	-94%	(38,443)	-16%
Other income (expense):
Interest expense	(9,717)	-4%	947	-9%	(10,664)	-4%
Interest income	2,742	1%	2,592	1728%	150	0%
Other, net	(1,677)	-1%	89	-5%	(1,766)	-1%

Total other income (expense)	(8,652)	-4%	3,628	-30%	(12,280)	-5%

Loss before income taxes	(10,810)	-5%	39,913	-79%	(50,723)	-21%
Income tax expense (benefit)	3,764	2%	24,678	-118%	(20,914)	-9%

Net loss	$(14,574)	-6%	$15,235	-51%	$(29,809)	-12%

Three-Month Period Ended June 30, 2018 Compared to the Three-Month Period Ended June 30, 2017

Revenues

Total revenue for the three months ended June 30, 2018, decreased $5.6 million, or 2%, as compared to the same period in 2017.

The application of ASC 606 resulted in a $5.7 million decrease in total revenue for the three months ended June 30, 2018, which is primarily due to the differences in the timing and amount of revenue recognition for software license fees. Total revenue was $3.1 million higher for the three months ended June 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total revenue for the three months ended June 30, 2018, decreased $3.0 million, or 1%, compared to the same period in 2017 primarily as the result of a decrease in SaaS and PaaS, license, and maintenance revenue partially offset by an increase in services revenue.

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

SaaS and PaaS revenue was flat during the three months ended June 30, 2018, as compared to the same period in 2017. Total SaaS and PaaS revenue was $0.9 million higher for the three months ended June 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total SaaS and PaaS revenue for the three months ended June 30, 2018, decreased $1.4 million, or 1%, compared to the same period in 2017.

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

Included in license revenue are license and capacity fees that are payable at the inception of the agreement or annually (initial license fees). License revenue also includes license and capacity fees payable quarterly or monthly due to negotiated customer payment terms (monthly license fees). Under ASC 606 the Company recognizes revenue in advance of billings for software license arrangements with extended payment terms. Under ASC 605 the Company recognized revenue for those same software license arrangements as the fees become due and payable.

Total license revenue decreased $8.6 million, or 16%, during the three months ended June 30, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $5.3 million decrease in total license revenue for the three months ended June 30, 2018. Total license revenue was $1.2 million higher for the three months ended June 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total license revenue for the three months ended June 30, 2018, decreased $4.5 million, or 8%, compared to the same period in 2017.

The decrease in total license revenue was primarily driven by the timing and relative size of license and capacity events during the three months ended June 30, 2018, as compared to the same period in 2017.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $1.0 million, or 2%, during the three months ended June 30, 2018, as compared to the same period in 2017. Total maintenance revenue was $0.8 million higher for the three months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total maintenance revenue for the three months ended June 30, 2018, decreased $0.6 million, or 1%, compared to the same period in 2017.

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

Services revenue increased $3.9 million, or 23%, during the three months ended June 30, 2018, as compared to the same period in 2017. Total services revenue was $0.2 million higher for the three months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total services revenue for the three months ended June 30, 2018, increased $3.6 million, or 21%, compared to the same period in 2017.

Operating Expenses

Total operating expenses for the three months ended June 30, 2018 decreased $41.9 million, or 15%, as compared to the same period in 2017.

For the three months ended June 30, 2017, there was $46.7 million of expense recorded in relation to the Baldwin Hackett & Meeks Inc. (“BHMI”) judgment. The application of ASC 606 resulted in a $1.2 million increase in total operating expenses for the three months ended June 30, 2018, which is primarily due to differences in the timing of expense recognition for sales commissions. Total operating expenses were $2.1 million higher for the three months ended June 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of the BHMI judgment, the impact of applying ASC 606, and foreign currency, total operating expenses for the three months ended June 30, 2018, increased $1.4 million, or 1%, compared to the same period in 2017 primarily because of higher research and development, selling and marketing, and general and administrative expenses, partially offset by lower cost of revenue and depreciation and amortization expenses.

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

Cost of revenue decreased $4.1 million, or 3%, during the three months ended June 30, 2018, compared to the same period in 2017. Cost of revenue was $0.8 million higher for the three months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, cost of revenue decreased $4.9 million, or 4%, for the three months ended June 30, 2018, as compared to the same period in 2017 primarily due to lower personnel and related costs of $5.5 million, partially offset by a $0.6 million increase in interchange processing fees.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $2.9 million, or 8%, during the three months ended June 30, 2018, as compared to the same period in 2017. R&D expense was $0.4 million higher for the three months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, R&D expense increased $2.5 million, or 7%, for the three months ended June 30, 2018, as compared to the same period in 2017 primarily due to an increase in personnel and related expenses.

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

Selling and marketing expense increased $4.3 million, or 15%, during the three months ended June 30, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $1.2 million increase in selling and marketing for the three months ended June 30, 2018, as compared to the same period in 2017. Selling and marketing was $0.4 million higher for the three months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, selling and marketing expense increased $2.7 million, or 9%, for the three months ended June 30, 2018, as compared to the same period in 2017 due to an increase in personnel and related expenses.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $43.7 million, or 60%, during the three months ended June 30, 2018, as compared to the same period in 2017. For the three months ended June 30, 2017, there was $46.7 million of expense recorded in relation to the BHMI judgment. General and administrative was $0.3 million higher for the three months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of the BHMI judgment and the impact of foreign currency, general and administrative increased $2.7 million, or 4%, for the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to an increase in personnel and related expenses.

Depreciation and Amortization

Depreciation and amortization decreased $1.3 million, or 6%, during the three months ended June 30, 2018, as compared to the same period in 2017. Depreciation and amortization was $0.3 million higher for the three months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, depreciation and amortization decreased $1.6 million, or 7%, for the three months ended June 30, 2018, as compared to the same period in 2017.

Other Income and Expense

Interest expense for the three months ended June 30, 2018 decreased $0.9 million, or 9%, as compared to the same period in 2017 primarily due to lower comparative debt balances during the three months ended June 30, 2018.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three-months ended June 30, 2018, increased $2.6 million, as compared to the same period in 2017, which is primarily due to the impact of applying ASC 606. Excluding the impact of applying ASC 606, interest income was flat.

Other, net consists of foreign currency loss and other non-operating items. Foreign currency losses for the three months ended June 30, 2018 and 2017, were $1.7 million and $1.8 million, respectively.

Income Taxes

Refer to Note 11, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Six-Month Period Ended June 30, 2018 Compared to the Six-Month Period Ended June 30, 2017

	Six Months Ended June 30,
	2018				2017
	Amount	% of Total Revenue	$ Change vs 2017	% Change vs 2017	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$217,880	49%	$4,964	2%	$212,916	45%
License	73,601	17%	(39,960)	-35%	113,561	24%
Maintenance	111,707	25%	1,227	1%	110,480	23%
Services	41,117	9%	6,013	17%	35,104	7%

Total revenues	444,305	100%	(27,756)	-6%	472,061	100%

Operating expenses:
Cost of revenue	223,597	50%	(5,303)	-2%	228,900	48%
Research and development	74,653	17%	2,399	3%	72,254	15%
Selling and marketing	65,053	15%	9,099	16%	55,954	12%
General and administrative	57,486	13%	(47,544)	-45%	105,030	22%
Depreciation and amortization	42,378	10%	(2,365)	-5%	44,743	9%

Total operating expenses	463,167	104%	(43,714)	-9%	506,881	107%

Operating loss	(18,862)	-4%	15,958	-46%	(34,820)	-7%
Other income (expense):
Interest expense	(19,082)	-4%	1,742	-8%	(20,824)	-4%
Interest income	5,486	1%	5,230	2043%	256	0%
Other, net	(1,732)	0%	(615)	55%	(1,117)	0%

Total other income (expense)	(15,328)	-3%	6,357	-29%	(21,685)	-5%

Loss before income taxes	(34,190)	-8%	22,315	-39%	(56,505)	-12%
Income tax benefit	(188)	0%	24,900	-99%	(25,088)	-5%

Net loss	$(34,002)	-8%	$(2,585)	8%	$(31,417)	-7%

Revenues

Total revenue for the six months ended June 30, 2018, decreased $27.8 million, or 6%, as compared to the same period in 2017.

The application of ASC 606 resulted in a $21.3 million decrease in total revenue for the six months ended June 30, 2018, which is primarily due to the differences in the timing and amount of revenue recognition for software license fees. Total revenue was $9.1 million higher for the six months ended June 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total revenue for the six months ended June 30, 2018, decreased $15.6 million, or 3%, compared to the same period in 2017 primarily as the result of a decrease in license and maintenance revenue partially offset by increases in SaaS and PaaS and services revenue.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue

SaaS and PaaS revenue increased $5.0 million, or 2%, during the six months ended June 30, 2018, as compared to the same period in 2017. Total SaaS and PaaS revenue was $2.5 million higher for the six months ended June 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total SaaS and PaaS revenue for the six months ended June 30, 2018, increased $2.8 million, or 1%, compared to the same period in 2017, which is primarily attributed to new customers adopting our SaaS and PaaS-based offerings and existing customers adding new functionality or increasing processing.

License Revenue

Total license revenue decreased $40.0 million, or 35%, during the six months ended June 30, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $21.1 million decrease in total license revenue for the six months ended June 30, 2018, as compared to the same period in 2017. Total license revenue was $3.0 million higher for the six months ended June 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total license revenue for the six months ended June 30, 2018, decreased $21.9 million, or 19%, compared to the same period in 2017.

The decrease in total license revenue was primarily driven by the timing and relative size of license and capacity events during the six months ended June 30, 2018, as compared to the same period in 2017.

Maintenance Revenue

Maintenance revenue increased $1.2 million, or 1%, during the six months ended June 30, 2018, as compared to the same period in 2017. Total maintenance revenue was $2.8 million higher for the six months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of adopting ASC 606 and foreign currency, total maintenance revenue for the six months ended June 30, 2018, decreased $1.3 million, or 1%, compared to the same period in 2017.

Services Revenue

Services revenue increased $6.0 million, or 17%, during the six months ended June 30, 2018, as compared to the same period in 2017. Total services revenue was $0.8 million higher for the six months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total services revenue for the six months ended June 30, 2018, increased $4.8 million, or 14%, compared to the same period in 2017.

Operating Expenses

Total operating expenses for the six months ended June 30, 2018 decreased $43.7 million, or 9%, as compared to the same period in 2017.

For the six months ended June 30, 2017, there was $46.7 million of expense recorded in relation to the BHMI judgment. The application of ASC 606 resulted in a $2.8 million increase in total operating expenses for the six months ended June 30, 2018, compared to the same period in 2017, which is primarily due to differences in the timing of expense recognition for sales commissions. Total operating expenses were $8.1 million higher for the six months ended June 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of the BHMI judgment, the impact of applying ASC 606 and foreign currency, operating expenses decreased $7.9 million, or 2%, for the six months ended June 30, 2018, primarily because of lower cost of revenue and depreciation and amortization expenses, partially offset by higher sales and marketing expenses.

Cost of Revenue

Cost of revenue decreased $5.3 million, or 2%, during the six months ended June 30, 2018, compared to the same period in 2017. Cost of revenue was $2.6 million higher due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, cost of revenue decreased $7.9 million, or 3%, for the six months ended June 30, 2018, as compared to the same period in 2017 primarily due to lower personnel and related costs of $9.8 million, partially offset by a $1.9 million increase in interchange processing fees.

Research and Development

R&D expense increased $2.4 million, or 3%, during the six months ended June 30, 2018, as compared to the same period in 2017. R&D expense was $1.7 million higher due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, R&D expense increased $0.7 million, or 1%, for the six months ended June 30, 2018, as compared to the same period in 2017.

Selling and Marketing

Selling and marketing expense increased $9.1 million, or 16%, during the six months ended June 30, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $2.8 million increase in selling and marketing for the six months ended June 30, 2018, as compared to the same period in 2017. Selling and marketing was $1.6 million higher for the six months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, selling and marketing expense increased $4.7 million, or 8%, for the six months ended June 30, 2018, as compared to the same period in 2017 due to an increase in personnel and related expenses primarily as the result of an increase in new bookings.

General and Administrative

General and administrative expense decreased $47.5 million, or 45%, during the six months ended June 30, 2018, as compared to the same period in 2017. For the six months ended June 30, 2017, there was $46.7 million of expense recorded in relation to the BHMI judgment. General and administrative was $1.3 million higher for the six months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of the BHMI judgment and foreign currency, general and administrative decreased $2.1 million, or 2%, for the six months ended June 30, 2018, as compared to the same period in 2017 primarily due to a decrease in professional expenses.

Depreciation and Amortization

Depreciation and amortization decreased $2.4 million, or 5%, during the six months ended June 30, 2018, as compared to the same period in 2017. Depreciation and amortization was $0.9 million higher for the six months ended June 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, depreciation and amortization decreased $3.3 million, or 7%, for the six months ended June 30, 2018, as compared to the same period in 2017.

Other Income and Expense

Interest expense for the six months ended June 30, 2018, decreased $1.7 million, or 8%, as compared to the same period in 2017 primarily due to lower comparative debt balances during the first six months of 2018.

Interest income for the six months ended June 30, 2018 increased $5.2 million, as compared to the same period in 2017, which is primarily due to the impact of applying ASC 606. Excluding the impact of applying ASC 606, interest income was flat.

Other, net consists of foreign currency loss and other non-operating items. Foreign currency losses for the six months ended June 30, 2018 and 2017, were $1.7 million and $1.1 million, respectively.

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

ACI On Demand serves the needs of retail and financial institutions who use payments to facilitate their core business. The Company sees an increasing demand for SaaS and PaaS offerings, which offer reduced complexity and cost as well as the ability to rapidly implement and scale.

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

The following is selected financial data for the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
ACI On Premise	$121,395	$127,194	$226,425	$259,102
ACI On Demand	113,600	113,405	217,880	212,959

Total revenue	$234,995	$240,599	$444,305	$472,061

Segment Adjusted EBITDA
ACI On Premise	$54,760	$62,527	$93,658	$130,922
ACI On Demand	(3,364)	(546)	(7,597)	(7,553)
Depreciation and amortization	(24,351)	(25,581)	(49,344)	(51,219)
Stock-based compensation	(7,705)	(8,343)	(14,067)	(14,640)
Corporate and unallocated expenses	(21,498)	(66,500)	(41,512)	(92,330)
Interest, net	(6,975)	(10,514)	(13,596)	(20,568)
Other, net	(1,677)	(1,766)	(1,732)	(1,117)

Loss before income taxes	$(10,810)	$(50,723)	$(34,190)	$(56,505)

Depreciation and amortization
ACI On Premise	$2,849	$3,333	$5,824	$6,594
ACI On Demand	7,826	9,009	15,562	17,397
Corporate	13,676	13,239	27,958	27,228

Total depreciation and amortization	$24,351	$25,581	$49,344	$51,219

ACI On Premise Segment Adjusted EBITDA decreased $7.8 million for the three months ended June 30, 2018, compared to the same period in 2017 primarily due to the $6.4 million impact of applying ASC 606.

ACI On Premise Segment Adjusted EBITDA decreased $37.3 million for the six months ended June 30, 2018, compared to the same period in 2017 primarily due to the $21.1 million impact of applying ASC 606 and a $11.6 million decrease in revenue primarily driven by the timing and relative size of license and capacity events during the six months ended June 30, 2018, as compared to the same period in 2017.

ACI On Demand Segment Adjusted EBITDA decreased $2.8 million for the three months ended June 30, 2018, compared to the same period in 2017 primarily due to a $2.0 million increase in cost of revenue, inclusive of a $0.6 million increase in interchange processing fees.

ACI On Demand Segment Adjusted EBITDA was flat for the six months ended June 30, 2018, compared to the same period in 2017 due to a $5.0 million increase in SaaS and PaaS revenue, offset by a $2.2 million impact of applying ASC 606 and a $3.2 million increase in cost of revenue, inclusive of a $1.9 million increase in interchange processing fees.

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

Available Liquidity

The following table sets forth our available liquidity for the periods indicated (amount in thousands):

	As of June 30,	As of December 31,
	2018	2017
Cash and cash equivalents	$59,033	$69,710
Availability under Revolving Credit Facility	497,000	498,000

Total liquidity	$556,033	$567,710

The decrease in total liquidity is primarily attributable to positive operating cash flows of $71.1 million, offset by repurchases of common stock of $54.5 million and $27.9 million of payments to purchase property and equipment and software and distribution rights.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 30, 2018, $39.1 million of the $59.0 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. We are currently evaluating our existing position regarding the permanent reinvestment of our foreign funds in light of the enactment of the Tax Act. We expect to complete our evaluation and determine the impact the Tax Act may have on our permanent reinvestment assertion within the measurement period provided by SAB 118.

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used by):
Operating activities	$71,111	$99,097
Investing activities	(29,351)	(26,235)
Financing activities	(51,570)	(55,406)

Cash Flows from Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2018, was $71.1 million as compared to $99.1 million during the same period in 2017. The comparative period decrease was primarily due to the timing of payments and cash collections from customers during the first six months of 2018 compared to the same period in 2017. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities

During the first six months of 2018 we used cash of $27.9 million to purchase software, property and equipment, as compared to $26.2 million during the same period in 2017.

Cash Flows from Financing Activities

Net cash flows used by financing activities for the six months ended June 30, 2018, was $51.6 million as compared to $55.4 million during the same period in 2017. During the first six months of 2018 we repaid $10.4 million on the Term Credit Facility. In addition, during the first six months of 2018 we received proceeds of $16.6 million from the exercises of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.6 million for the repurchase of restricted stock for tax withholdings. During the six months ended June 30, 2018, we used $54.5 million to repurchase common stock. During the first six months of 2017 we received net proceeds of $39.3 million on the Term Credit Facility and repaid a net $88.0 million on the Revolving Credit Facility. In addition, during the six months ended June 30, 2017, we received proceeds of $9.4 million from the exercises of stock options and the issuance of common stock under our 2005 Employee Stock Purchase Plan, as amended, and used $4.8 million for the repurchase of restricted stock for tax withholdings.

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

Debt

Credit Agreement

As of June 30, 2018, we had $3.0 million and $383.9 million outstanding under our Revolving Credit Facility and Term Credit Facility, with up to $497.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. At June 30, 2018 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at June 30, 2018 was 3.84%.

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

The Company repurchased 2,346,427 shares for $54.5 million under the program during the six months ended June 30, 2018. Under the program to date, the Company has repurchased 44,129,393 shares for approximately $547.8 million. The maximum remaining authorized for purchase under the stock repurchase program was $176.6 million as of June 30, 2018.

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

Contractual Obligations and Commercial Commitments

For the six months ended June 30, 2018, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2017.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at June 30, 2018 is $27.6 million.

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

During the six months ended June 30, 2018, there were no significant changes to our critical accounting policies and estimates other than as discussed in Note 2, Revenue, and Note 11, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on February 27, 2018, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2018. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at June 30, 2018, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $686.9 million of debt outstanding at June 30, 2018, with $300.0 million in Senior Notes and $386.9 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 6.375% interest rate. Our Credit Facility has a floating rate which was 3.84% at June 30, 2018. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.5 million.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

The Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting during the quarter ended March 31, 2018. This included modifications to our existing internal controls over contract reviews and new controls related to the enhanced disclosure requirements.

There have been no changes during our quarter ended June 30, 2018, in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended June 30, 2018, and determined that there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the six months ended June 30, 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2018 through April 30, 2018	501	(1)	$24.15	—	$200,000,000
May 1, 2018 through May 31, 2018	1,000,000		23.41	1,000,000	176,587,000
June 1, 2018 through June 30, 2018	65,836	(1)	25.24	—	176,587,000

Total	1,066,337		$23.53	1,000,000

(1)

Pursuant to our 2005 Incentive Plan, we granted restricted share awards (“RSAs”). Under each arrangement, stock is issued without direct cost to the employee. During the six months ended June 30, 2018, 289,834 shares of the RSAs vested. We withheld 66,337 of those shares to pay the employees’ portion of applicable payroll taxes.

In fiscal 2005, we announced that our Board of Directors (the “Board”) approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Periodically the Board authorizes additional funds for the program. In February 2018, the Board approved $200.0 million for the stock repurchase program. The maximum remaining authorized for purchase under the stock repurchase program was $176.6 million as of June 30, 2018. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

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

ACI WORLDWIDE, INC. (Registrant)

Date: August 2, 2018	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)