Form 10-Q
period 2018-09-30
ACI WORLDWIDE, INC.
filed 2018-11-08
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 5, 2018, there were 115,979,645 shares of the registrant’s common stock outstanding.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$76,342	$69,710
Receivables, net of allowances of $3,598 and $4,799, respectively	279,641	262,845
Recoverable income taxes	8,233	7,921
Prepaid expenses	25,875	23,219
Other current assets	23,244	58,126

Total current assets	413,335	421,821

Noncurrent assets
Accrued receivables, net	181,832	—
Property and equipment, net	75,437	80,228
Software, net	147,316	155,386
Goodwill	909,691	909,691
Intangible assets, net	174,057	191,281
Deferred income taxes, net	28,179	66,749
Other noncurrent assets	54,477	36,483

TOTAL ASSETS	$1,984,324	$1,861,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,381	$34,718
Employee compensation	48,142	48,933
Current portion of long-term debt	18,765	17,786
Deferred revenue	93,668	107,543
Income taxes payable	1,600	9,898
Other current liabilities	60,075	102,904

Total current liabilities	249,631	321,782

Noncurrent liabilities
Deferred revenue	48,789	51,967
Long-term debt	656,159	667,943
Deferred income taxes, net	26,372	16,910
Other noncurrent liabilities	40,435	38,440

Total liabilities	1,021,386	1,097,042

Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2018 and December 31, 2017	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2018 and December 31, 2017	702	702
Additional paid-in capital	632,547	610,345
Retained earnings	776,078	550,866
Treasury stock, at cost, 24,543,359 and 23,428,324 shares at September 30, 2018 and December 31, 2017, respectively	(357,923)	(319,960)
Accumulated other comprehensive loss	(88,466)	(77,356)

Total stockholders’ equity	962,938	764,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,984,324	$1,861,639

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Software as a service and platform as a service	$104,519	$99,761	$322,399	$312,677
License	68,964	50,017	142,565	163,578
Maintenance	54,373	56,349	166,080	166,829
Services	17,669	19,608	58,786	54,712

Total revenues	245,525	225,735	689,830	697,796

Operating expenses
Cost of revenue (1)	102,473	107,393	326,070	336,293
Research and development	36,008	33,935	110,661	106,189
Selling and marketing	28,252	25,236	93,305	81,190
General and administrative	29,537	25,302	87,023	130,332
Depreciation and amortization	20,896	22,446	63,274	67,189

Total operating expenses	217,166	214,312	680,333	721,193

Operating income (loss)	28,359	11,423	9,497	(23,397)

Other income (expense)
Interest expense	(12,573)	(9,374)	(31,655)	(30,198)
Interest income	2,763	165	8,249	421
Other, net	(1,304)	(1,059)	(3,036)	(2,176)

Total other income (expense)	(11,114)	(10,268)	(26,442)	(31,953)

Income (loss) before income taxes	17,245	1,155	(16,945)	(55,350)
Income tax expense (benefit)	2,012	(2,233)	1,824	(27,321)

Net income (loss)	$15,233	$3,388	$(18,769)	$(28,029)

Earnings (loss) per common share
Basic	$0.13	$0.03	$(0.16)	$(0.24)
Diluted	$0.13	$0.03	$(0.16)	$(0.24)
Weighted average common shares outstanding
Basic	115,889	118,254	115,615	117,096
Diluted	117,492	119,743	115,615	117,096

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$15,233	$3,388	$(18,769)	$(28,029)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,862)	(594)	(11,110)	14,526

Total other comprehensive income (loss)	(3,862)	(594)	(11,110)	14,526

Comprehensive income (loss)	$11,371	$2,794	$(29,879)	$(13,503)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,769)	$(28,029)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	17,896	18,658
Amortization	54,993	58,114
Amortization of deferred debt issuance costs	3,881	3,537
Deferred income taxes	(7,139)	(37,707)
Stock-based compensation expense	20,642	22,724
Other	1,432	1,094
Changes in operating assets and liabilities
Receivables	58,443	80,398
Accounts payable	(4,217)	(11,610)
Accrued employee compensation	92	(1,056)
Current income taxes	(10,429)	(10,161)
Deferred revenue	(47)	(1,248)
Other current and noncurrent assets and liabilities	(16,316)	(9,642)

Net cash flows from operating activities	100,462	85,072

Cash flows from investing activities:
Purchases of property and equipment	(16,434)	(18,566)
Purchases of software and distribution rights	(21,876)	(21,328)
Other	(1,467)	—

Net cash flows from investing activities	(39,777)	(39,894)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,326	2,185
Proceeds from exercises of stock options	18,405	10,284
Repurchase of restricted stock for tax withholdings	(2,588)	(5,311)
Repurchases of common stock	(54,527)	—
Proceeds from senior notes	400,000	—
Redemption of senior notes	(300,000)	—
Proceeds from revolving credit facility	109,000	42,000
Repayment of revolving credit facility	(111,000)	(126,000)
Proceeds from term portion of credit agreement	—	415,000
Repayment of term portion of credit agreement	(105,332)	(380,852)
Payment of debt issuance costs	(7,253)	(5,340)
Payments on other debt and capital leases	(2,332)	(9,286)

Net cash flows from financing activities	(53,301)	(57,320)

Effect of exchange rate fluctuations on cash	(752)	4,319

Net increase (decrease) in cash and cash equivalents	6,632	(7,823)
Cash and cash equivalents, beginning of period	69,710	75,753

Cash and cash equivalents, end of period	$76,342	$67,930

Supplemental cash flow information
Income taxes paid	$22,439	$24,693
Interest paid	$31,914	$31,762

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018. Results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be attained in the future.

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

Other Current Assets and Other Current Liabilities

(in thousands)	September 30, 2018	December 31, 2017
Settlement deposits	$5,477	$22,282
Settlement receivables	11,462	30,063
Other	6,305	5,781

Total other current assets	$23,244	$58,126

(in thousands)	September 30, 2018	December 31, 2017
Settlement payables	$16,221	$48,953
Accrued interest	2,726	7,291
Vendor financed licenses	5,973	1,862
Royalties payable	7,148	9,264
Other	28,007	35,534

Total other current liabilities	$60,075	$102,904

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

Off Balance Sheet Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the

Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2018 and December 31, 2017 were $185.4 million and $238.9 million, respectively.

Fair Value

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 2026 Senior Notes was $407.1 million at September 30, 2018. The fair value of the Company’s 2020 Senior Notes was $305.7 million at December 31, 2017.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, ACI On Demand and ACI On Premise, as its reporting units. The Company allocated goodwill to the reporting units using a relative fair value approach with total goodwill of $909.7 million of which it allocated $725.9 million and $183.8 million to ACI On Premise and ACI On Demand, respectively.

Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon the October 1, 2017 annual impairment test and there have been no indications of impairment in the subsequent periods.

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

In August 2018, the FASB issued ASU 2018-05, Intangibles—Goodwill and Other–Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2018-05”). The purpose of the update was to reduce potential diversity in practice and provide specific guidance on how to account for implementation costs incurred in a cloud computing arrangement. ASU 2018-05 applies the same guidance in ASC 350-40, Intangibles – Goodwill and Other — Internal-Use Software (“ASC 350-40”), to determine implementation costs to capitalize versus costs that are to be expensed as incurred. This ASU will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has elected to early adopt ASU 2018-05 during the period ended September 30, 2018. The adoption had no impact on the condensed consolidated balance sheet, results of operations, or statement of cash flows.

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

The Company has established a cross-functional project team to assess implementing changes to its systems, processes, and controls, in conjunction with a comprehensive review of existing lease agreements. The Company expects the adoption of ASC 842 will have a material impact on its condensed consolidated balance sheet as its rights and obligations from its existing operating leases will be recognized on the balance sheet as assets and liabilities. As of September 30, 2018, the Company’s undiscounted minimum commitments under noncancelable operating leases was approximately $79.4 million. The Company does not expect the adoption of ASC 842 to have a material impact on its results of operations or statement of cash flows.

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

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Arrangements. The Company’s SaaS-based and PaaS-based arrangements, including implementation, support and other services, represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers. As each day of providing access to the software solution(s) is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its SaaS-based and PaaS-based arrangements is comprised of a series of distinct service periods. The Company’s SaaS-based and PaaS-based arrangements may include fixed consideration, variable consideration, or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right.    A material right would be a separate performance obligation. The Company estimates the standalone selling price for a material right by reference to the services expected to be provided and the corresponding expected consideration. Variable consideration in these arrangements is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, the Company: (1) allocates the variable amount to each distinct service period within the series and recognizes revenue as each distinct service period is performed (i.e. direct allocation), (2) estimates total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognizes the total transaction price over the period to which it relates, or (3) applies the ‘right to invoice’ practical expedient and recognizes revenue based on the amount invoiced to the customer during the period.

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

	September 30,	December 31,
(in thousands)	2018	2017
Billed Receivables	$172,395	$240,137
Allowance for doubtful accounts	(3,598)	(4,799)

Billed Receivables, net	$168,797	$235,338

Accrued receivables	324,019	27,507
Significant financing component	(31,343)	—

Total accrued receivables, net	292,676	27,507
Less current accrued receivables	120,532	27,507
Less current significant financing component	(9,688)	—

Total long-term accrued receivables, net	$181,832	$—

Total receivables, net	$461,473	$262,845

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of September 30, 2018 or December 31, 2017.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows:

Deferred
(in thousands)	Revenue
Balance, January 1, 2018	$145,344
Deferral of revenue	145,573
Recognition of deferred revenue	(144,935)
Foreign currency translation	(3,525)

Balance, September 30, 2018	$142,457

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

Revenue allocated to remaining performance obligations was $599.9 million as of September 30, 2018, of which the Company expects to recognize approximately 48% over the next 12 months and the remainder thereafter.

During the three and nine-month periods ended September 30, 2018, the revenue recognized by the Company from performance obligations satisfied in previous periods was not material.

Costs to Obtain and Fulfill a Contract

The Company accounts for costs to obtain and fulfill its contracts in accordance with ASC 340, Other Assets and Deferred Costs.

The Company capitalizes certain of its sales commissions that meet the definition of incremental costs of obtaining a contract and for which the amortization period is greater than one year. The costs associated with those sales commissions is capitalized during the period in which the Company becomes obligated to pay the commissions and is amortized over the period in which the related products or services are transferred to the customer. As of September 30, 2018, $0.6 million and $15.4 million of these costs are included in other current and other non-current assets, respectively, on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2018, the Company recognized $2.1 million and $6.4 million, respectively, of sales commission expense related to the amortization of these costs, which is included in selling and marketing expense.

The Company capitalizes costs incurred to fulfill its contracts that: (1) relate directly to the arrangement, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the arrangement, and (3) are expected to be recovered through revenue generated under the arrangement. Contract fulfillment costs are expensed as the Company transfers the related services to the customer. As of September 30, 2018, $0.1 million and $12.6 million of these costs are included in other current and other non-current assets, respectively, on the condensed consolidated balance sheets. The amounts capitalized primarily relate to direct costs that enhance resources under the Company’s SaaS and PaaS arrangements. During the three and nine months ended September 30, 2018, the Company recognized $1.1 million and $3.5 million, respectively, of expense related to the amortization of these costs, which is included in cost of revenue.

Financial Statement Effect of Applying ASC 606

As the modified retrospective transition method does not result in recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures for the amount by which each financial statement line item is affected by adoption of the standard and explanation of the reasons for significant changes.

The financial statement line items affected by adoption of ASC 606 are as follows:

	September 30, 2018
(in thousands)	As Reported	Without application of ASC 606	Effect of Change Higher / (Lower)
Assets
Receivables, net of allowances	$279,641	$202,829	$76,812
Recoverable income taxes	8,233	6,711	1,522
Prepaid expenses	25,875	26,616	(741)
Other current assets	23,244	22,844	400
Accrued receivables, net	181,832	—	181,832
Deferred income taxes, net	28,179	67,261	(39,082)
Other noncurrent assets	54,477	40,275	14,202
Liabilities
Deferred revenue	93,668	108,162	(14,494)
Income taxes payable	1,600	153	1,447
Other current liabilities	60,075	60,310	(235)
Deferred income taxes, net	26,372	6,161	20,211
Stockholders’ equity
Total stockholders’ equity	962,938	734,925	228,013

	For the Three Months Ended September 30, 2018
(in thousands)	As Reported	Without application of ASC 606	Effect of Change Higher / (Lower)
Revenues
Software as a service and platform as a service	$104,519	$103,764	$755
License	68,964	69,052	(88)
Maintenance	54,373	54,659	(286)
Services	17,669	18,184	(515)
Operating expenses
Selling and marketing	28,252	26,397	1,855
Other income (expense)
Interest income	2,763	230	2,533
Other, net	(1,304)	(1,155)	(149)
Income tax provision
Income tax expense (benefit)	2,012	2,804	(792)

	For the Nine Months Ended September 30, 2018
(in thousands)	As Reported	Without application of ASC 606	Effect of Change Higher / (Lower)
Revenues
Software as a service and platform as a service	$322,399	$321,897	$502
License	142,565	163,788	(21,223)
Maintenance	166,080	166,673	(593)
Services	58,786	58,938	(152)
Operating expenses
Selling and marketing	93,305	88,667	4,638
Other income (expense)
Interest income	8,249	601	7,648
Other, net	(3,036)	(2,495)	(541)
Income tax provision
Income tax expense (benefit)	1,824	5,371	(3,547)

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

3. Debt

As of September 30, 2018, the Company had $288.9 million and $400.0 million outstanding under its Term Credit Facility and Senior Notes, respectively, with up to $500.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

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

Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by the Administrative Agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period adjusted for certain additional costs plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facility is, based on the calculation of the applicable consolidated total leverage ratio, between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect at September 30, 2018, for the Credit Facility was 3.99%.

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

Senior Notes

On August 21, 2018, the Company completed a $400.0 million offering of 5.750% Senior Notes due 2026 (the “2026 Notes”) at an issue price of 100% of the principal amount, in a private placement for resale to qualified institutional buyers. The 2026 Notes bear interest at a rate of 5.750% per year, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019.

Interest will accrue from August 21, 2018. The 2026 Notes will mature on August 15, 2026. In connection with the issuance of the 2026 Notes, the Company incurred and paid debt issuance costs of $7.3 million as of September 30, 2018.

The Company used the net proceeds of the offering described above to redeem in full the Company’s outstanding 6.375% Senior Notes due 2020 (the “2020 Notes”), including accrued interest, and repaid a portion of the outstanding amount under the Term Credit Facility.

Maturities on long-term debt outstanding at September 30, 2018 are as follows:

Fiscal year ending December 31,
(in thousands)
2018	$3,958
2019	23,747
2020	23,747
2021	31,662
2022	205,803
Thereafter	400,000

Total	$688,917

The Credit Agreement and 2026 Notes also contain certain customary mandatory prepayment provisions. If certain events, as specified in the Credit Agreement or 2026 Notes agreement, shall occur, the Company may be required to repay all or a portion of the amounts outstanding under the Credit Facility or 2026 Notes.

The Credit Facility will mature on February 24, 2022 and the 2026 Notes will mature on August 15, 2026. The Revolving Credit Facility and 2026 Notes do not amortize and the Term Credit Facility does amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. If an event of default, as specified in the Credit Agreement and 2026 Notes agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of September 30, 2018, and at all times during the period, the Company was in compliance with its financial debt covenants.

(in thousands)	As of September 30, 2018	As of December 31, 2017
Term credit facility	$288,917	$394,250
Revolving credit facility	—	2,000
5.750% Senior Notes, due August 2026	400,000	—
6.375% Senior Notes, due August 2020	—	300,000
Debt issuance costs	(13,993)	(10,521)

Total debt	674,924	685,729
Less current portion of term credit facility	21,768	20,750
Less current portion of debt issuance costs	(3,003)	(2,964)

Total long-term debt	$656,159	$667,943

Other

During the nine months ended September 30, 2018, the Company financed certain multi-year license agreements for internally-used software for $11.9 million with annual payments through June 2023. As of September 30, 2018, $11.6 million is outstanding, of which $4.7 million and $6.9 million is included in other current liabilities and other noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet. The $11.6 million has been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statement of cash flows.

4. Stock-Based Compensation Plans

Employee Stock Purchase Plan

On April 6, 2017, the Board of Directors approved the 2017 Employee Stock Purchase Plan (“2017 ESPP”), which was approved by shareholders at the 2017 Annual Shareholder meeting. The 2017 ESPP provides employees with an opportunity to purchase shares of common stock in the Company. The 1999 Employee Stock Purchase Plan terminated upon the August 1, 2017 effective date of the 2017 ESPP. Under the Company’s 2017 ESPP a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance to eligible employees. Participating employees are permitted to designate up to the lesser of $25,000 or 10% of their annual base compensation, for the purchase of common stock under the ESPP. Purchases under the ESPP are made one calendar month after the end of each fiscal quarter. The price for shares of common stock purchased under the ESPP is 85% of the stock’s fair market value on the last business day of the three-month participation period. Shares issued under the ESPP during the nine months ended September 30, 2018 and 2017, totaled 112,549 and 121,765, respectively.

Stock-Based Payments

A summary of stock options issued pursuant to the Company’s stock incentive plans is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the- Money Options
Outstanding as of December 31, 2017	6,162,717	$16.83
Granted	170,455	23.36
Exercised	(1,262,994)	14.57
Forfeited	(81,881)	18.62

Outstanding as of September 30, 2018	4,988,297	$17.60	6.30	$52,585,398

Exercisable as of September 30, 2018	3,533,425	$16.84	5.64	$39,930,860

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $7.03 and $6.24, respectively. The Company issued treasury shares for the exercise of stock options during the nine months ended September 30, 2018 and 2017. The total intrinsic value of stock options exercised during the nine months ended September 30, 2018 and 2017 was $13.6 million and $6.6 million, respectively.

The fair value of options that do not vest based on the achievement of certain market conditions granted during the nine months ended September 30, 2018 and 2017 were estimated on the date of grant using the Black-Scholes option-pricing model, a pricing model acceptable under U.S. GAAP, with the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Expected life (years)	5.6	5.6
Interest rate	2.7%	1.9%
Volatility	26.4%	29.4%
Dividend yield	—	—

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

Long-term Incentive Program Performance Share Awards

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) outstanding as of September 30, 2018, and changes during the period are as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2017	1,125,035	$18.94
Forfeited	(89,582)	19.24

Nonvested as of September 30, 2018	1,035,453	$18.92

Restricted Share Awards

A summary of nonvested restricted share awards (“RSAs”) as of September 30, 2018, and changes during the period are as follows:

Nonvested Restricted Share Awards	Number of Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2017	503,237	$20.63
Vested	(231,473)	21.20
Forfeited	(47,411)	19.88

Nonvested as of September 30, 2018	224,353	$20.18

During the nine months ended September 30, 2018, a total of 231,473 RSA shares vested. The Company withheld 41,973 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Performance-Based Restricted Share Awards

A summary of nonvested Performance-Based Restricted Share Awards (“PBRSAs”) as of September 30, 2018, and changes during the period are as follows:

Nonvested Performance-Based Restricted Share Awards	Number of Performance-Based Restricted Share Awards	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2017	173,636	$24.41
Vested	(173,636)	24.41

Nonvested as of September 30, 2018	—	$—

During the nine months ended September 30, 2018, a total of 173,636 PBRSA shares vested. The Company withheld 64,699 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards

During the nine months ended September 30, 2018 and 2017, the Company granted total shareholder return (“TSR”) awards, pursuant to the 2016 Equity and Performance Incentive Plan. TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. In order to determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for TSRs over a three-year performance period based on the grant date fair value.

The grant date fair value of the TSRs was estimated using the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Expected life (years)	2.9	2.9
Interest rate	2.4%	1.5%
Volatility	28.0%	26.5%
Dividend Yield	—	—

A summary of nonvested TSRs outstanding as of September 30, 2018, and changes during the period are as follows:

Nonvested Total Shareholder Return Awards	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2017	143,649	$24.37
Granted	541,214	31.31
Forfeited	(33,970)	29.90

Nonvested as of September 30, 2018	650,893	$29.85

Restricted Share Units

During the nine months ended September 30, 2018, the Company granted restricted share units (“RSUs”) awards, pursuant to the 2016 Equity and Performance Incentive Plan. The awards generally have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. Under each arrangement, stock is issued without direct cost to the employee on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock at the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.

A summary of nonvested RSUs as of September 30, 2018, and changes during the period are as follows:

Nonvested Restricted Share Units	Number of Restricted Share Units	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2017	—	$—
Granted	714,123	23.81
Vested	(10,000)	25.72
Forfeited	(38,739)	23.36

Nonvested as of September 30, 2018	665,384	$23.81

During the nine months ended September 30, 2018, a total of 10,000 RSU shares vested.

As of September 30, 2018, there were unrecognized compensation costs of $14.3 million related to the TSRs, $12.6 million related to RSUs, $5.8 million related to the LTIP performance shares, $3.7 million related to nonvested stock options, and $3.2 million related to the nonvested RSAs, which the Company expects to recognize over weighted-average periods of 2.3 years, 2.3 years, 1.3 years, 0.9 years, and 1.4 years, respectively.

The Company recorded stock-based compensation expenses recognized under ASC 718, Compensation – Stock Compensation, for the three months ended September 30, 2018 and 2017, related to stock options, LTIP performance shares, RSAs, PBRSAs, TSR shares, RSUs, and the ESPP of $6.5 million and $8.1 million, respectively, with corresponding tax benefits of $1.5 million and $2.7 million, respectively. The Company recorded stock-based compensation, for the nine months ended September 30, 2018 and 2017, of $20.6 million and $22.7 million, respectively, with corresponding tax benefits of $3.6 million and $7.7 million, respectively.

5. Software and Other Intangible Assets

At September 30, 2018, software net book value totaling $147.3 million, net of $250.0 million of accumulated amortization, includes the net book value of software marketed for external sale of $30.9 million. The remaining software net book value of $116.4 million is comprised of various software that has been acquired or developed for internal use.

At December 31, 2017, software net book value totaled $155.4 million, net of $230.7 million of accumulated amortization. Included in this amount is software marketed for external sale of $40.9 million. The remaining software net book value of $114.5 million is comprised of various software that has been acquired or developed for internal use.

Quarterly amortization of software marketed for external sale is computed using the greater of the ratio of current revenues to total estimated revenues expected to be derived from the software or the straight-line method over an estimated useful life of three to ten years. Software for resale amortization expense recorded in the three months ended September 30, 2018 and 2017, totaled $2.6 million and $3.1 million, respectively. Software for resale amortization expense recorded in the nine months ended September 30, 2018 and 2017, totaled $9.6 million. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Quarterly amortization of software for internal use is computed using the straight-line method over an estimated useful life of three to ten years. Software for internal use includes software acquired through acquisitions that is used to provide certain of our SaaS and PaaS offerings. Amortization of software for internal use in the three months ended September 30, 2018 and 2017, totaled $10.2 million and $11.5 million, respectively. Amortization of software for internal use in the nine months ended September 30, 2018 and 2017, totaled $31.0 million and $34.1 million, respectively. These software amortization expense amounts are included in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets that were subject to amortization at each balance sheet date are as follows:

(in thousands)	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$300,782	$(128,367)	$172,415	$305,218	$(116,677)	$188,541
Trademarks and tradenames	16,450	(14,808)	1,642	16,646	(13,906)	2,740

	$317,232	$(143,175)	$174,057	$321,864	$(130,583)	$191,281

Other intangible assets amortization expense for the three months ended September 30, 2018 and 2017, totaled $4.7 million and $4.9 million, respectively. Other intangible assets amortization expense for the nine months ended September 30, 2018 and 2017, totaled $14.4 million and $14.5 million, respectively.

Based on capitalized software and other intangible assets at September 30, 2018, estimated amortization expense for future fiscal years is as follows:

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
(in thousands)
Remainder of 2018	$13,724	$4,670
2019	47,416	18,325
2020	37,964	17,438
2021	24,930	16,939
2022	11,957	16,789
2023	6,306	16,478
Thereafter	5,019	83,418

Total	$147,316	$174,057

6. Corporate Restructuring and Other Organizational Changes

The components of corporate restructuring and other reorganization activities are included in the following table:

(in thousands)	Facility Closures
Balance, December 31, 2017	$5,945
Amounts paid during the period	(1,342)
Foreign currency translation	(48)

Balance, September 30, 2018	$4,555

Of the $4.6 million facility closure liability, $1.6 million and $3.0 million is recorded in other current liabilities and noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet at September 30, 2018.

7. Common Stock and Treasury Stock

In 2005, the Company’s Board of Directors (“the Board”) approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In February 2018, the Board approved $200.0 million for the stock repurchase program.

The Company repurchased 2,346,427 shares for $54.5 million under the program during the nine months ended September 30, 2018. Under the program to date, the Company has repurchased 44,129,393 shares for approximately $547.8 million. The maximum remaining authorized for purchase under the stock repurchase program was $176.6 million as of September 30, 2018.

8. Earnings (loss) Per Share

Basic earnings (loss) per share is computed on the basis of weighted average outstanding common shares. Diluted earnings (loss) per share is computed on the basis of basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and other outstanding dilutive securities.

The following table reconciles the average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding:
Basic weighted average shares outstanding	115,889	118,254	115,615	117,096
Add: Dilutive effect of stock options	1,603	1,489	—	—

Diluted weighted average shares outstanding	117,492	119,743	115,615	117,096

The diluted earnings per share computation excludes 1.2 million and 3.3 million options to purchase shares, contingently issuable shares, and restricted share awards during the three months ended September 30, 2018 and 2017, respectively, as their effect would be anti-dilutive. The diluted loss per share computation excludes 8.0 million and 10.1 million options to purchase shares, contingently issuable shares, and restricted share awards during the nine months ended September 30, 2018 and 2017, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2018 and December 31, 2017, was 115,981,696 and 117,096,731, respectively.

9. Other, net

Other is comprised of foreign currency transaction losses of $1.3 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. Other is comprised of foreign currency transaction losses of $3.0 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

ACI On Premise serves customers who manage their software on site. These on premise customers use the Company’s software to develop sophisticated solutions, which are often part of a larger system located and managed at the customer specified site. These customers require a level of control and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

ACI On Demand serves the needs of retail and financial institutions who use payments to facilitate their core business. These on demand solutions are maintained and delivered through the cloud via our global data centers and are available in either a single-tenant environment, SaaS offerings, or in a multi-tenant environment, PaaS offerings.

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

The following is selected financial data for the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
ACI On Premise	$141,006	$126,006	$367,431	$385,108
ACI On Demand	104,519	99,729	322,399	312,688

Total revenue	$245,525	$225,735	$689,830	$697,796

Segment Adjusted EBITDA
ACI On Premise	$77,819	$65,138	$171,477	$196,060
ACI On Demand	3,270	(1,241)	(4,327)	(8,794)
Depreciation and amortization	(23,545)	(25,553)	(72,889)	(76,772)
Stock-based compensation	(6,575)	(8,084)	(20,642)	(22,724)
Corporate and unallocated expenses	(22,610)	(18,837)	(64,122)	(111,167)
Interest, net	(9,810)	(9,209)	(23,406)	(29,777)
Other, net	(1,304)	(1,059)	(3,036)	(2,176)

Income (loss) before income taxes	$17,245	$1,155	$(16,945)	$(55,350)

Depreciation and amortization
ACI On Premise	$2,772	$3,321	$8,596	$9,915
ACI On Demand	7,906	8,576	23,468	25,973
Corporate	12,867	13,656	40,825	40,884

Total depreciation and amortization	$23,545	$25,553	$72,889	$76,772

Assets are not allocated to segments and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is selected financial data for the Company’s geographical areas and revenues by geographic location and primary solution category for the periods indicated (in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(in thousands)	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$26,022	$88,401	$114,423	$36,189	$84,669	$120,858
Americas - Other	16,709	2,409	19,118	16,874	2,314	19,188
EMEA	80,738	12,385	93,123	47,919	12,104	60,023
Asia Pacific	17,537	1,324	18,861	25,024	642	25,666

Total	$141,006	$104,519	$245,525	$126,006	$99,729	$225,735

Primary Solution Categories
Bill Payments	$—	$64,134	$64,134	$—	$62,328	$62,328
Digital Channels/Online	7,499	9,327	16,826	13,403	11,555	24,958
Merchant Payments	6,216	18,052	24,268	6,423	12,458	18,881
Payments Risk Management	7,259	11,068	18,327	10,887	11,192	22,079
Real Time Payments	23,704	540	24,244	11,745	520	12,265
Retail Payments	96,328	1,398	97,726	83,548	1,676	85,224

Total	$141,006	$104,519	$245,525	$126,006	$99,729	$225,735

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(in thousands)	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$82,280	$275,171	$357,451	$118,311	$268,125	$386,436
Americas - Other	45,269	7,077	52,346	44,591	7,168	51,759
EMEA	181,913	36,819	218,732	166,379	35,554	201,933
Asia Pacific	57,969	3,332	61,301	55,827	1,841	57,668

Total	$367,431	$322,399	$689,830	$385,108	$312,688	$697,796

Primary Solution Categories
Bill Payments	$—	$204,673	$204,673	$—	$201,259	$201,259
Digital Channels/Online	27,779	30,281	58,060	36,118	33,771	69,889
Merchant Payments	16,476	44,423	60,899	20,175	35,816	55,991
Payments Risk Management	25,711	34,524	60,235	22,855	33,604	56,459
Real Time Payments	53,086	1,474	54,560	35,195	2,418	37,613
Retail Payments	244,379	7,024	251,403	270,765	5,820	276,585

Total	$367,431	$322,399	$689,830	$385,108	$312,688	$697,796

The following is selected financial data for the Company’s long-lived assets by geographic location for the periods indicated:

(in thousands)	September 30, 2018	December 31, 2017
Long lived assets
United States	$834,386	$759,513
Other	708,424	613,556

	$1,542,810	$1,373,069

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2018 and 2017. Aggregate revenues attributable to our customers in Canada accounted for 11.8% of the Company’s consolidated revenues during the three months ended September 30, 2018. No other country outside the United States and Canada accounted for more than 10% of the Company’s consolidated revenues during the three months ended September 30, 2018. During the three months ended September 30, 2017, no other country outside the United States accounted for more than 10% of the Company’s consolidated revenues. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the nine months ended September 30, 2018 and 2017.

11. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into U.S. Law. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of September 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, in certain cases, specifically as follows, the Company made a reasonable estimate of (i) the effects on its existing deferred tax balances and (ii) the effects of the one-time mandatory repatriation tax. The Company recognized a provisional tax expense of $35.9 million in the year ended December 31, 2017 associated with the items it could reasonably estimate. For the nine months ended September 30, 2018, the Company made an adjustment to its estimate related to executive compensation which resulted in $2.8 million of tax benefit. Due the timing of the release of the Tax Act, the complexity of the Tax Act and regulatory guidance that has recently been released and additional guidance expected to be released, the Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its income tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

At September 30, 2018, the Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the Global Intangible Low-Taxed Income (“GILTI”) provisions in future periods or use the period cost method. The Company has recorded $5.0 million of tax expense in the nine months ended September 30, 2018 for the current impact of the GILTI provisions.

The effective tax rate for the three months ended September 30, 2018 was 12%. The Company reported a tax charge for the nine months ended September 30, 2018 while reporting a pretax loss for the same period. The resulting effective tax rate is a negative 11%. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2018 were $27.3 million and $32.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2018 were impacted by profits in certain foreign jurisdictions taxed at lower rates and equity compensation tax benefits, partially offset by lower domestic tax benefits resulting from the current GILTI tax and Base Erosion and Anti-Abuse Tax (“BEAT”) charges.

The Company reported a tax benefit for the three months ended September 30, 2017 while reporting a pretax profit for the same period. The resulting effective tax rate is a negative 193%. The effective tax rate for the nine months ended September 30, 2017 was 49%.The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2017 were $15.2 million and $40.6 million, respectively. The effective tax rates for the three and nine months ended September 30, 2017 were impacted by profits and losses in certain foreign jurisdictions taxed at lower rates and domestic losses taxed at higher rates.

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

The amount of unrecognized tax benefits for uncertain tax positions was $27.8 million as of September 30, 2018 and $27.2 million as of December 31, 2017, excluding related liabilities for interest and penalties of $1.1 million and $1.2 million as of September 30, 2018 and December 31, 2017, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.7 million, due to the settlement of various audits and the expiration of statutes of limitation.

During the three months ended September 30, 2018, the Company made a final determination in accordance with SAB 118 that the unremitted earnings and profits of its entities in Australia, Ireland, New Zealand, Romania, Russia and South Africa are no longer permanently reinvested. The Company continues to evaluate its position regarding any outside basis differences for its entities in those countries. The Company recorded a $0.5 million foreign tax charge related to the remittance of earnings from those countries. There are unremitted foreign earnings in other countries which continue to be reinvested indefinitely. For entities in countries not listed above, the Company continues to evaluate the potential foreign and U.S. state tax liabilities that would result from future repatriations from those non-U.S. subsidiaries, if any, and how the Tax Act will affect its existing accounting position regarding the indefinite reinvestment of undistributed foreign earnings.

12. Accumulated Other Comprehensive Loss

Activity within accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017, which consists of foreign currency translation adjustments, were as follows:

(in thousands)	Accumulated other comprehensive loss
Balance at December 31, 2017	$(77,356)
Other comprehensive loss	(11,110)

Balance at September 30, 2018	$(88,466)

Accumulated other comprehensive loss
Balance at December 31, 2016	$(94,100)
Other comprehensive income	14,526

Balance at September 30, 2017	$(79,574)

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed February 27, 2018. Results for the nine months ended September 30, 2018, are not necessarily indicative of results that may be attained in the future.

Overview

ACI Worldwide, the Universal Payments (“UP”) company, powers electronic payments for more than 5,100 organizations around the world. More than 1,000 of the largest banks and financial intermediaries, as well as thousands of global merchants, rely on ACI to execute $14 trillion each day in payments and securities. In addition, thousands of organizations utilize our EBPP services. Through our comprehensive suite of solutions, we deliver real-time, immediate payments capabilities, and enable a complete omni-channel payments experience.

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

European Payment Service Directive (PSD2). PSD2, which was ratified by the European Parliament in 2015, required member states to implement new payments regulations in 2018. The XS2A provision effectively creates a new market opportunity where banks in European Union member countries must provide open API standards to customer data, thus allowing authorized third-party providers to enter the market.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2018, June 30, 2018, March 31, 2018, and December 31, 2017 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. We included our 60-month backlog estimate without the application of ASC 606. This is a non-GAAP financial measure that is being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	As Reported	Without application of ASC 606	As Reported	Without application of ASC 606	As Reported	Without application of ASC 606
	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017
ACI On Premise	$1,775	$1,645	$1,830	$1,681	$1,874	$1,709	$1,700
ACI On Demand	2,401	2,400	2,472	2,472	2,513	2,512	2,404

Total	$4,176	$4,045	$4,302	$4,153	$4,387	$4,221	$4,104

	As Reported	Without application of ASC 606	As Reported	Without application of ASC 606	As Reported	Without application of ASC 606
	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017
Committed	$1,760	$2,015	$1,769	$2,022	$1,879	$2,138	$2,062
Renewal	2,416	2,030	2,533	2,131	2,508	2,083	2,042

Total	$4,176	$4,045	$4,302	$4,153	$4,387	$4,221	$4,104

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

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations as well as the percentage relationship to total revenues of items included in our condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,
	2018				2017
	Amount	% of Total Revenue	$ Change vs 2017	% Change vs 2017	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$104,519	43%	$4,758	5%	$99,761	44%
License	68,964	28%	18,947	38%	50,017	22%
Maintenance	54,373	22%	(1,976)	-4%	56,349	25%
Services	17,669	7%	(1,939)	-10%	19,608	9%

Total revenues	245,525	100%	19,790	9%	225,735	100%

Operating expenses:
Cost of revenue	102,473	42%	(4,920)	-5%	107,393	48%
Research and development	36,008	15%	2,073	6%	33,935	15%
Selling and marketing	28,252	12%	3,016	12%	25,236	11%
General and administrative	29,537	12%	4,235	17%	25,302	11%
Depreciation and amortization	20,896	9%	(1,550)	-7%	22,446	10%

Total operating expenses	217,166	88%	2,854	1%	214,312	95%

Operating income	28,359	12%	16,936	148%	11,423	5%
Other income (expense):
Interest expense	(12,573)	-5%	(3,199)	34%	(9,374)	-4%
Interest income	2,763	1%	2,598	1575%	165	0%
Other, net	(1,304)	-1%	(245)	23%	(1,059)	0%

Total other income (expense)	(11,114)	-5%	(846)	8%	(10,268)	-5%

Income before income taxes	17,245	7%	16,090	1393%	1,155	1%
Income tax expense (benefit)	2,012	1%	4,245	-190%	(2,233)	-1%

Net income	$15,233	6%	$11,845	350%	$3,388	2%

Three-Month Period Ended September 30, 2018 Compared to the Three-Month Period Ended September 30, 2017

Revenues

Total revenue for the three months ended September 30, 2018, increased $19.8 million, or 9%, as compared to the same period in 2017.

The application of ASC 606 resulted in a $0.1 million decrease in total revenue for the three months ended September 30, 2018. Total revenue was $1.4 million lower for the three months ended September 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total revenue for the three months ended September 30, 2018, increased $21.4 million, or 9%, compared to the same period in 2017 primarily as the result of an increase in license and SaaS and PaaS revenue partially offset by a decrease in services and maintenance revenue.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue

The Company’s SaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a single-tenant cloud environment on a subscription basis. The Company’s PaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a multi-tenant cloud environment on a subscription or consumption basis. Included in SaaS and PaaS revenue are fees paid by our customers for use of our Biller solutions. Biller-related fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled. SaaS and PaaS costs include payment card interchange fees, the amounts payable to banks and payment card processing fees, which are included in cost of revenue in the accompanying condensed consolidated statements of operations. All revenue from SaaS and PaaS arrangements that does not qualify for treatment as a distinct performance obligation, which includes set-up fees, implementation or customization services, and product support services, are included in SaaS and PaaS revenue.

SaaS and PaaS revenue increased $4.8 million, or 5%, during the three months ended September 30, 2018, as compared to the same period in 2017. Total SaaS and PaaS revenue was $0.2 million lower for the three months ended September 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total SaaS and PaaS revenue for the three months ended September 30, 2018, increased $4.2 million, or 4%, compared to the same period in 2017.

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

Total license revenue increased $18.9 million, or 38%, during the three months ended September 30, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $0.1 million decrease in total license revenue for the three months ended September 30, 2018. Total license revenue was $0.3 million lower for the three months ended September 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total license revenue for the three months ended September 30, 2018, increased $19.3 million, or 39%, compared to the same period in 2017.

The increase in total license revenue was primarily driven by the timing and relative size of license and capacity events during the three months ended September 30, 2018, as compared to the same period in 2017.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $2.0 million, or 4%, during the three months ended September 30, 2018, as compared to the same period in 2017. Total maintenance revenue was $0.7 million lower for the three months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total maintenance revenue for the three months ended September 30, 2018, decreased $1.0 million, or 2%, compared to the same period in 2017.

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

Services revenue decreased $1.9 million, or 10%, during the three months ended September 30, 2018, as compared to the same period in 2017. Total services revenue was $0.3 million lower for the three months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total services revenue for the three months ended September 30, 2018, decreased $1.1 million, or 6%, compared to the same period in 2017.

Operating Expenses

Total operating expenses for the three months ended September 30, 2018 increased $2.9 million, or 1%, as compared to the same period in 2017.

The application of ASC 606 resulted in a $1.9 million increase in total operating expenses for the three months ended September 30, 2018, which is primarily due to differences in the timing of expense recognition for sales commissions. Total operating expenses were $2.0 million lower for the three months ended September 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total operating expenses for the three months ended September 30, 2018, increased $3.0 million, or 1%, compared to the same period in 2017 primarily because of higher research and development, selling and marketing, and general and administrative expenses, partially offset by lower cost of revenue and depreciation and amortization expenses.

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

Cost of revenue decreased $4.9 million, or 5%, during the three months ended September 30, 2018, compared to the same period in 2017. Cost of revenue was $0.6 million lower for the three months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, cost of revenue decreased $4.3 million, or 4%, for the three months ended September 30, 2018, as compared to the same period in 2017 primarily due to lower personnel and related costs of $7.9 million, partially offset by a $3.6 million increase in interchange processing fees.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $2.1 million, or 6%, during the three months ended September 30, 2018, as compared to the same period in 2017. R&D expense was $0.5 million lower for the three months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, R&D expense increased $2.6 million, or 8%, for the three months ended September 30, 2018, as compared to the same period in 2017 primarily due to an increase in personnel and related expenses.

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

Selling and marketing expense increased $3.0 million, or 12%, during the three months ended September 30, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $1.9 million increase in selling and marketing expense for the three months ended September 30, 2018, as compared to the same period in 2017. Selling and marketing expense was $0.3 million lower for the three months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, selling and marketing expense increased $1.5 million, or 6%, for the three months ended September 30, 2018, as compared to the same period in 2017 due to an increase in personnel and related expenses primarily as the result of an increase in total bookings.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $4.2 million, or 17%, during the three months ended September 30, 2018, as compared to the same period in 2017. General and administrative expenses were $0.3 million lower for the three months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, general and administrative expense increased $4.5 million, or 18%, for the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in personnel and related expenses.

Depreciation and Amortization

Depreciation and amortization decreased $1.6 million, or 7%, during the three months ended September 30, 2018, as compared to the same period in 2017. Depreciation and amortization was $0.1 million lower for the three months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, depreciation and amortization decreased $1.5 million, or 6%, for the three months ended September 30, 2018, as compared to the same period in 2017.

Other Income and Expense

Interest expense for the three months ended September 30, 2018 increased $3.2 million, or 34%, as compared to the same period in 2017 primarily due to write-off of $1.7 million of deferred debt issuance costs from the 2020 Notes upon their redemption as well as comparatively higher interest rates on the Term Credit Facility during the three-months ended September 30, 2018.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three-months ended September 30, 2018, increased $2.6 million, as compared to the same period in 2017, which is primarily due to the impact of applying ASC 606. Excluding the impact of applying ASC 606, interest income was flat.

Other, net consists of foreign currency loss and other non-operating items. Foreign currency losses for the three months ended September 30, 2018 and 2017, were $1.3 million and $1.1 million, respectively.

Income Taxes

Refer to Note 11, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Nine-Month Period Ended September 30, 2018 Compared to the Nine-Month Period Ended September 30, 2017

	Nine Months Ended September 30,
	2018				2017
	Amount	% of Total Revenue	$ Change vs 2017	% Change vs 2017	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$322,399	47%	$9,722	3%	$312,677	45%
License	142,565	21%	(21,013)	-13%	163,578	23%
Maintenance	166,080	24%	(749)	0%	166,829	24%
Services	58,786	9%	4,074	7%	54,712	8%

Total revenues	689,830	100%	(7,966)	-1%	697,796	100%

Operating expenses:
Cost of revenue	326,070	47%	(10,223)	-3%	336,293	48%
Research and development	110,661	16%	4,472	4%	106,189	15%
Selling and marketing	93,305	14%	12,115	15%	81,190	12%
General and administrative	87,023	13%	(43,309)	-33%	130,332	19%
Depreciation and amortization	63,274	9%	(3,915)	-6%	67,189	10%

Total operating expenses	680,333	99%	(40,860)	-6%	721,193	103%

Operating income (loss)	9,497	1%	32,894	-141%	(23,397)	-3%
Other income (expense):
Interest expense	(31,655)	-5%	(1,457)	5%	(30,198)	-4%
Interest income	8,249	1%	7,828	1859%	421	0%
Other, net	(3,036)	0%	(860)	40%	(2,176)	0%

Total other income (expense)	(26,442)	-4%	5,511	-17%	(31,953)	-5%

Loss before income taxes	(16,945)	-2%	38,405	-69%	(55,350)	-8%
Income tax expense (benefit)	1,824	0%	29,145	-107%	(27,321)	-4%

Net loss	$(18,769)	-3%	$9,260	-33%	$(28,029)	-4%

Revenues

Total revenue for the nine months ended September 30, 2018, decreased $8.0 million, or 1%, as compared to the same period in 2017.

The application of ASC 606 resulted in a $21.5 million decrease in total revenue for the nine months ended September 30, 2018, which is primarily due to the differences in the timing and amount of revenue recognition for software license fees. Total revenue was $7.7 million higher for the nine months ended September 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total revenue for the nine months ended September 30, 2018, increased $5.8 million, or 1%, compared to the same period in 2017 primarily as the result of an increase in SaaS and PaaS and services revenue partially offset by decreases in license and maintenance revenue.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue

SaaS and PaaS revenue increased $9.7 million, or 3%, during the nine months ended September 30, 2018, as compared to the same period in 2017. Total SaaS and PaaS revenue was $2.3 million higher for the nine months ended September 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total SaaS and PaaS revenue for the nine months ended September 30, 2018, increased $7.0 million, or 2%, compared to the same period in 2017, which is primarily attributed to new customers adopting our SaaS and PaaS-based offerings and existing customers adding new functionality or increasing processing.

License Revenue

Total license revenue decreased $21.0 million, or 13%, during the nine months ended September 30, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $21.2 million decrease in total license revenue for the nine months ended September 30, 2018, as compared to the same period in 2017. Total license revenue was $2.8 million higher for the nine months ended September 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total license revenue for the nine months ended September 30, 2018, decreased $2.6 million, or 2%, compared to the same period in 2017.

The decrease in total license revenue was primarily driven by the timing and relative size of license and capacity events during the nine months ended September 30, 2018, as compared to the same period in 2017.

Maintenance Revenue

Maintenance revenue decreased $0.7 million during the nine months ended September 30, 2018, as compared to the same period in 2017. Total maintenance revenue was $2.1 million higher for the nine months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of adopting ASC 606 and foreign currency, total maintenance revenue for the nine months ended September 30, 2018, decreased $2.3 million, or 1%, compared to the same period in 2017.

Services Revenue

Services revenue increased $4.1 million, or 7%, during the nine months ended September 30, 2018, as compared to the same period in 2017. Total services revenue was $0.5 million higher for the nine months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, total services revenue for the nine months ended September 30, 2018, increased $3.7 million, or 7%, compared to the same period in 2017.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2018 decreased $40.9 million, or 6%, as compared to the same period in 2017.

For the nine months ended September 30, 2017, there was $46.7 million of expense recorded in relation to the Baldwin Hackett & Meeks, Inc. (“BHMI”) judgment. The application of ASC 606 resulted in a $4.7 million increase in total operating expenses for the nine months ended September 30, 2018, compared to the same period in 2017, which is primarily due to differences in the timing of expense recognition for sales commissions. Total operating expenses were $6.1 million higher for the nine months ended September 30, 2018, compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of the BHMI judgment, the impact of applying ASC 606 and foreign currency, operating expenses decreased $5.0 million, or 1%, for the nine months ended September 30, 2018, primarily because of lower cost of revenue, general and administrative expenses, and depreciation and amortization expenses, partially offset by higher sales and marketing expenses and research and development expenses.

Cost of Revenue

Cost of revenue decreased $10.2 million, or 3%, during the nine months ended September 30, 2018, compared to the same period in 2017. Cost of revenue was $2.0 million higher due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, cost of revenue decreased $12.2 million, or 4%, for the nine months ended September 30, 2018, as compared to the same period in 2017 primarily due to lower personnel and related costs of $17.7 million, partially offset by a $5.5 million increase in interchange processing fees.

Research and Development

R&D expense increased $4.5 million, or 4%, during the nine months ended September 30, 2018, as compared to the same period in 2017. R&D expense was $1.1 million higher due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, R&D expense increased $3.4 million, or 3%, for the nine months ended September 30, 2018, as compared to the same period in 2017 primarily due to an increase in personnel and related costs.

Selling and Marketing

Selling and marketing expense increased $12.1 million, or 15%, during the nine months ended September 30, 2018, as compared to the same period in 2017. The application of ASC 606 resulted in a $4.7 million increase in selling and marketing expense for the nine months ended September 30, 2018, as compared to the same period in 2017. Selling and marketing expense was $1.3 million higher for the nine months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of applying ASC 606 and foreign currency, selling and marketing expense increased $6.2 million, or 7%, for the nine months ended September 30, 2018, as compared to the same period in 2017 due to an increase in personnel and related expenses primarily as the result of an increase in new bookings.

General and Administrative

General and administrative expense decreased $43.3 million, or 33%, during the nine months ended September 30, 2018, as compared to the same period in 2017. For the nine months ended September 30, 2017, there was $46.7 million of expense recorded in relation to the BHMI judgment. General and administrative expense was $0.9 million higher for the nine months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of the BHMI judgment and foreign currency, general and administrative expense increased $2.5 million, or 3%, for the nine months ended September 30, 2018, as compared to the same period in 2017 primarily due to an increase in personnel and related expenses.

Depreciation and Amortization

Depreciation and amortization decreased $3.9 million, or 6%, during the nine months ended September 30, 2018, as compared to the same period in 2017. Depreciation and amortization was $0.8 million higher for the nine months ended September 30, 2018, as compared to the same period in 2017 due to the impact of foreign currencies strengthening against the U.S. dollar. Excluding the impact of foreign currency, depreciation and amortization decreased $4.7 million, or 7%, for the nine months ended September 30, 2018, as compared to the same period in 2017.

Other Income and Expense

Interest expense for the nine months ended September 30, 2018, increased $1.5 million, or 5%, as compared to the same period in 2017 primarily due to the write-off of $1.7 million of deferred debt issuance costs from the 2020 Notes upon their redemption.

Interest income for the nine months ended September 30, 2018 increased $7.8 million, as compared to the same period in 2017, which is primarily due to the impact of applying ASC 606. Excluding the impact of applying ASC 606, interest income was flat.

Other, net consists of foreign currency loss and other non-operating items. Foreign currency losses for the nine months ended September 30, 2018 and 2017, were $3.0 million and $2.2 million, respectively.

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

The following is selected financial data for the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
ACI On Premise	$141,006	$126,006	$367,431	$385,108
ACI On Demand	104,519	99,729	322,399	312,688

Total revenue	$245,525	$225,735	$689,830	$697,796

Segment Adjusted EBITDA
ACI On Premise	$77,819	$65,138	$171,477	$196,060
ACI On Demand	3,270	(1,241)	(4,327)	(8,794)
Depreciation and amortization	(23,545)	(25,553)	(72,889)	(76,772)
Stock-based compensation	(6,575)	(8,084)	(20,642)	(22,724)
Corporate and unallocated expenses	(22,610)	(18,837)	(64,122)	(111,167)
Interest, net	(9,810)	(9,209)	(23,406)	(29,777)
Other, net	(1,304)	(1,059)	(3,036)	(2,176)

Loss before income taxes	$17,245	$1,155	$(16,945)	$(55,350)

Depreciation and amortization
ACI On Premise	$2,772	$3,321	$8,596	$9,915
ACI On Demand	7,906	8,576	23,468	25,973
Corporate	12,867	13,656	40,825	40,884

Total depreciation and amortization	$23,545	$25,553	$72,889	$76,772

ACI On Premise Segment Adjusted EBITDA increased $12.7 million for the three months ended September 30, 2018, compared to the same period in 2017 primarily due to a $15.0 million increase in revenue due to the timing of certain license and capacity events partially offset by an increase in expenses.

ACI On Premise Segment Adjusted EBITDA decreased $24.6 million for the nine months ended September 30, 2018, compared to the same period in 2017 primarily due to the $22.0 million impact of applying ASC 606 during the nine months ended September 30, 2018.

ACI On Demand Segment Adjusted EBITDA increased $4.5 million for the three months ended September 30, 2018, compared to the same period in 2017 primarily due to a $4.8 million increase in revenue.

ACI On Demand Segment Adjusted EBITDA increased $4.5 for the nine months ended September 30, 2018, compared to the same period in 2017 primarily due to a $9.7 million increase in revenues partially offset by a $5.5 million increase in interchange processing fees and $0.5 million impact of applying ASC 606.

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

Available Liquidity

The following table sets forth our available liquidity for the periods indicated (amount in thousands):

	As of September 30,	As of December 31,
	2018	2017
Cash and cash equivalents	$76,342	$69,710
Availability under Revolving Credit Facility	500,000	498,000

Total liquidity	$576,342	$567,710

The increase in total liquidity is primarily attributable to positive operating cash flows of $100.5 million, offset by repurchases of common stock of $54.5 million and $38.3 million of payments to purchase property and equipment and software and distribution rights.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2018, $51.0 million of the $76.3 million of cash and cash equivalents was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. During the three months ended September 30, 2018, we made a final determination in accordance with SAB 118 that the unremitted earnings and profits of our entities in Australia, Ireland, New Zealand, Romania, Russia and South Africa are no longer permanently reinvested. We are currently evaluating our existing position regarding the permanent reinvestment of our foreign funds in our entities in countries not listed above in light of the enactment of the Tax Act. We expect to complete our evaluation and determine the impact the Tax Act may have on our permanent reinvestment assertion within the measurement period provided by SAB 118.

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by (used by):
Operating activities	$100,462	$85,072
Investing activities	(39,777)	(39,894)
Financing activities	(53,301)	(57,320)

Cash Flows from Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2018, was $100.5 million as compared to $85.1 million during the same period in 2017. The comparative period increase was primarily due to a lower net loss for the nine months ended September 30, 2018 compared to the same period in 2017. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities

During the first nine months of 2018 we used cash of $38.3 million to purchase software, property and equipment, as compared to $39.9 million during the same period in 2017.

Cash Flows from Financing Activities

Net cash flows used by financing activities for the nine months ended September 30, 2018, was $53.3 million as compared to $57.3 million during the same period in 2017. During the first nine months of 2018, we received proceeds of $400.0 million from the issuance of 5.750% Senior Notes due 2026. We used $300.0 million of the proceeds to redeem in full the Company’s outstanding 6.375% Senior Notes due 2020 and repaid $105.3 million on the Term Credit Facility. In addition, during the first nine months of 2018 we received proceeds of $20.7 million from the exercises of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.6 million for the repurchase of restricted stock for tax withholdings. During the nine months ended September 30, 2018, we used $54.5 million to repurchase common stock. During the first nine months of 2017 we received net proceeds of $34.1 million on the Term Credit Facility and repaid a net $84.0 million on the Revolving Credit Facility. In addition, during the nine months ended September 30, 2017, we received proceeds of $12.5 million from the exercises of stock options and the issuance of common stock under our 2005 Employee Stock Purchase Plan, as amended, and used $5.3 million for the repurchase of restricted stock for tax withholdings.

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

Debt

Credit Agreement

As of September 30, 2018, we had $288.9 million outstanding under our Term Credit Facility, with up to $500.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The amount of unused borrowings actually available varies in accordance with the terms of the agreement. The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. The Credit Agreement also contains financial covenants relating to maximum permitted leverage ratio and the minimum interest coverage ratio. The facility does not contain any subjective acceleration features and does not have any required payment or principal reduction schedule and is included as a long-term liability in our condensed consolidated balance sheet. At September 30, 2018 (and at all times during this period) we were in compliance with our debt covenants. The interest rate in effect at September 30, 2018 was 3.99%.

Senior Notes

On August 21, 2018, the Company completed a $400.0 million offering of 5.750% Senior Notes due 2026 (the “2026 Notes”) at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The 2026 Notes bear interest at a rate of 5.750% per year, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019. Interest will accrue from August 21, 2018. The 2026 Notes will mature on August 15, 2026.

The Company used the net proceeds of the offering described above to redeem in full the Company’s outstanding 6.375% Senior Notes due 2020 (the “2020 Notes”), including accrued interest, and repaid a portion of the outstanding amount under the Term Credit Facility.

Stock Repurchase Program

In 2005, the Company’s Board of Directors (“the Board”) approved a stock repurchase program authorizing the Company, from time to time as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In February 2018, the Board approved an additional $200.0 million for the stock repurchase program.

The Company repurchased 2,346,427 shares for $54.5 million under the program during the nine months ended September 30, 2018. Under the program to date, the Company has repurchased 44,129,393 shares for approximately $547.8 million. The maximum remaining authorized for purchase under the stock repurchase program was $176.6 million as of September 30, 2018.

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

Contractual Obligations and Commercial Commitments

For the nine months ended September 30, 2018, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2017 except as disclosed below.

	Payments due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
2026 Senior Notes	$400,000	$—	$—	$—	$400,000
Senior Notes Interest (1)	172,500	23,000	46,000	46,000	57,500
Financed internally used software (2)	11,563	4,688	4,688	2,187	—

Total	$584,063	$27,688	$50,688	$48,187	$457,500

(1)	Based upon Senior Notes issued of $400.0 million at per annum rate of 5.750%.
(2)

During the nine months ended September 30, 2018, the Company financed certain multi-year license agreements for internally-used software for $11.9 million with annual payments through June 2023. As of September 30, 2018, $11.6 million is outstanding, of which $4.7 million and $6.9 million is included in other current and other noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits at September 30, 2018 is $27.8 million.

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

During the nine months ended September 30, 2018, there were no significant changes to our critical accounting policies and estimates other than as discussed in Note 2, Revenue, and Note 11, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on February 27, 2018, for a more complete discussion of our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2018. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Thus, any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer, and in those instances where our goods and services have already been sold, may result in the receivables being more difficult to collect. Additionally, any decline in the value of the U.S. dollar in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in local currency will have an unfavorable impact to operating margins. We at times enter into revenue contracts that are denominated in the country’s local currency, principally in Australia, Canada, the United Kingdom and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for the purpose of speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. Based on our cash investments and interest rates on these investments at September 30, 2018, and if we maintained this level of similar cash investments for a period of one year, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $688.9 million of debt outstanding at September 30, 2018, with $400 million in Senior Notes and $288.9 million outstanding under our Credit Facility. Our Senior Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. Our Credit Facility has a floating rate which was 3.99% at September 30, 2018. The potential increase (decrease) in interest expense for the Credit Facility from a hypothetical ten percent increase (decrease) in effective interest rates would be approximately $1.2 million.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, September 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018.

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

There have been no changes during our quarter ended September 30, 2018, in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer evaluated any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the Company’s quarter ended September 30, 2018, and determined that there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s repurchases of its common stock during the nine months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2018 through July 31, 2018	—	$—	—	$176,587,000
August 1, 2018 through August 31, 2018	—	—	—	176,587,000
September 1, 2018 through September 30, 2018	—	—	—	176,587,000

Total	—	$—	—

In fiscal 2005, we announced that our Board of Directors (the “Board”) approved a stock repurchase program authorizing us, from time to time as market and business conditions warrant, to acquire our common stock, and that we intended to use existing cash and cash equivalents to fund these repurchases. Periodically the Board authorizes additional funds for the program. In February 2018, the Board approved $200.0 million for the stock repurchase program. The maximum remaining authorized for purchase under the stock repurchase program was $176.6 million as of September 30, 2018. There is no guarantee as to the exact number of shares that will be repurchased by us. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our Board of Directors approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period three business days following our quarterly earnings release.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

3.01 (1)		2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (2)		Amended and Restated Bylaws of the Company

4.01 (3)		Form of Common Stock Certificate (P)

4.02 (4)		Indenture, dated as of August 21, 2018, among ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee

4.03		Form of 5.750% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.02)

31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

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

(P)	Paper Exhibit
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 17, 2017.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed February 27, 2017.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 21, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: November 8, 2018	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)