Form 10-Q
period 2019-03-31
ACI WORLDWIDE, INC.
filed 2019-05-09
CIK 935036

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of the Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2019, there were 110,563,189 shares of the registrant’s common stock outstanding.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$176,173	$148,502
Receivables, net of allowances of $3,663 and $3,912, respectively	265,750	348,182
Prepaid expenses	31,464	23,277
Other current assets	40,830	46,516

Total current assets	514,217	566,477

Noncurrent assets
Accrued receivables, net	177,407	189,010
Property and equipment, net	70,909	72,729
Operating lease right-of-use assets	60,978	—
Software, net	130,812	137,228
Goodwill	909,691	909,691
Intangible assets, net	162,845	168,127
Deferred income taxes, net	38,408	27,048
Other noncurrent assets	48,875	52,145

TOTAL ASSETS	$2,114,142	$2,122,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,046	$39,602
Employee compensation	29,570	38,115
Current portion of long-term debt	20,788	20,767
Deferred revenue	91,369	104,843
Other current liabilities	90,604	93,293

Total current liabilities	260,377	296,620

Noncurrent liabilities
Deferred revenue	60,853	51,292
Long-term debt	645,784	650,989
Deferred income taxes, net	24,705	31,715
Operating lease liabilities	50,636	—
Other noncurrent liabilities	39,203	43,608

Total liabilities	1,081,558	1,074,224

Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2019, and December 31, 2018	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2019, and December 31, 2018	702	702
Additional paid-in capital	636,960	632,235
Retained earnings	837,805	863,768
Treasury stock, at cost, 23,994,620 and 24,401,694 shares at March 31, 2019, and December 31, 2018, respectively	(351,587)	(355,857)
Accumulated other comprehensive loss	(91,296)	(92,617)

Total stockholders’ equity	1,032,584	1,048,231

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,114,142	$2,122,455

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Software as a service and platform as a service	$108,557	$104,280
License	21,078	28,046
Maintenance	55,111	56,659
Services	21,109	20,325

Total revenues	205,855	209,310

Operating expenses
Cost of revenue (1)	114,941	107,336
Research and development	36,194	36,791
Selling and marketing	29,430	31,893
General and administrative	31,517	28,649
Depreciation and amortization	21,866	21,345

Total operating expenses	233,948	226,014

Operating loss	(28,093)	(16,704)

Other income (expense)
Interest expense	(11,614)	(9,365)
Interest income	3,033	2,744
Other, net	(1,912)	(55)

Total other income (expense)	(10,493)	(6,676)

Loss before income taxes	(38,586)	(23,380)
Income tax benefit	(12,623)	(3,952)

Net loss	$(25,963)	$(19,428)

Loss per common share
Basic	$(0.22)	$(0.17)
Diluted	$(0.22)	$(0.17)
Weighted average common shares outstanding
Basic	116,090	115,642
Diluted	116,090	115,642

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(25,963)	$(19,428)
Other comprehensive income:
Foreign currency translation adjustments	1,321	5,659

Total other comprehensive income	1,321	5,659

Comprehensive loss	$(24,642)	$(13,769)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2017	$702	$610,345	$550,866	$(319,960)	$(77,356)	$764,597
Net loss	—	—	(19,428)	—	—	(19,428)
Other comprehensive income	—	—	—	—	5,659	5,659
Stock-based compensation	—	6,362	—	—	—	6,362
Shares issued and forfeited, net, under stock plans including income tax benefits	—	206	—	9,671	—	9,877
Repurchase of 1,346,427 shares of common stock	—	—	—	(31,113)	—	(31,113)
Repurchase of restricted share awards for tax withholdings	—	—	—	(914)	—	(914)
Cumulative effect of accounting change, ASC 606	—	—	243,981	—	—	243,981

Balance as of March 31, 2018	$702	$616,913	$775,419	$(342,316)	$(71,697)	$979,021

Balance as of December 31, 2018	$702	$632,235	$863,768	$(355,857)	$(92,617)	$1,048,231
Net loss	—	—	(25,963)	—	—	(25,963)
Other comprehensive income	—	—	—	—	1,321	1,321
Stock-based compensation	—	6,585	—	—	—	6,585
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(1,860)	—	7,525	—	5,665
Repurchase of 23,802 shares of common stock	—	—	—	(631)	—	(631)
Repurchase of restricted share awards and restricted share units for tax withholdings	—	—	—	(2,624)	—	(2,624)

Balance as of March 31, 2019	$702	$636,960	$837,805	$(351,587)	$(91,296)	$1,032,584

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,963)	$(19,428)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	5,901	5,926
Amortization	18,951	19,067
Amortization of operating lease right-of-use assets	3,383	—
Amortization of deferred debt issuance costs	753	699
Deferred income taxes	(17,414)	(4,827)
Stock-based compensation expense	6,585	6,362
Other	574	(663)
Changes in operating assets and liabilities
Receivables	94,549	68,741
Accounts payable	(10,297)	(2,611)
Accrued employee compensation	(8,598)	(14,743)
Current income taxes	(1,041)	(3,569)
Deferred revenue	(4,127)	11,326
Other current and noncurrent assets and liabilities	(20,829)	(21,144)

Net cash flows from operating activities	42,427	45,136

Cash flows from investing activities:
Purchases of property and equipment	(5,250)	(5,937)
Purchases of software and distribution rights	(4,578)	(6,652)

Net cash flows from investing activities	(9,828)	(12,589)

Cash flows from financing activities:
Proceeds from issuance of common stock	831	753
Proceeds from exercises of stock options	4,857	9,118
Repurchase of restricted share awards and restricted share units for tax withholdings	(2,624)	(914)
Repurchases of common stock	(631)	(31,113)
Proceeds from revolving credit facility	—	48,000
Repayment of revolving credit facility	—	(50,000)
Repayment of term portion of credit agreement	(5,937)	(5,187)
Payments on other debt	(1,857)	(352)

Net cash flows from financing activities	(5,361)	(29,695)

Effect of exchange rate fluctuations on cash	433	1,719

Net increase in cash and cash equivalents	27,671	4,571
Cash and cash equivalents, beginning of period	148,502	69,710

Cash and cash equivalents, end of period	$176,173	$74,281

Supplemental cash flow information
Income taxes paid	$5,949	$8,263
Interest paid	$14,388	$13,127

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2018, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 1, 2019. Results for the three months ended March 31, 2019, are not necessarily indicative of results that may be attained in the future.

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

Other Current Assets and Other Current Liabilities

(in thousands)	March 31, 2019	December 31, 2018
Settlement receivables	$13,842	$8,605
Settlement deposits	10,549	23,651
Other	16,439	14,260

Total other current assets	$40,830	$46,516

(in thousands)	March 31, 2019	December 31, 2018
Settlement payables	$23,552	$31,605
Operating lease liabilities	14,334	—
Royalties payable	14,751	11,318
Vendor financed licenses	4,152	3,551
Accrued interest	4,848	8,407
Other	28,967	38,412

Total other current liabilities	$90,604	$93,293

Individuals and businesses settle their obligations to the Company’s various clients, primarily utility and other public-sector clients, using credit or debit cards or via automated clearing house (“ACH”) payments. The Company creates a receivable for the amount due from the credit or debit card company and an offsetting payable to the client. Upon confirmation that the funds have been received, the Company settles the obligation to the client. Due to timing, in some instances, the Company may receive the funds into bank accounts controlled by and in the Company’s name that are not disbursed to its clients by the end of the day, resulting in a settlement deposit on the Company’s books.

Off Balance Sheet Settlement Accounts

The Company also enters into agreements with certain clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, the settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2019, and December 31, 2018, was $199.6 million and $256.5 million, respectively.

Fair Value

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) as of March 31, 2019, and December 31, 2018, was $409.5 million and $395.0 million respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill

In accordance with the Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, ACI On Demand and ACI On Premise, as its reporting units. As of March 31, 2019, the Company’s goodwill of $909.7 million was allocated to its two reporting units, with $725.9 million allocated to ACI On Premise and $183.8 million allocated to ACI On Demand.

Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon the October 1, 2018, annual impairment test and there have been no indications of impairment in the subsequent periods.

New Accounting Standards Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (codified as “ASC 842”). ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases unless, as a policy election, a lessee elects not to apply ASC 842 to short-term leases. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. The Company adopted ASC 842 on January 1, 2019 (the effective date), using the optional transition method to not apply the new lease standard in the comparative periods presented and elected the “practical expedient package”, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. ASC 842 also provides practical expedients for the Company’s ongoing accounting including the combination of lease and non-lease components into a single lease component which the Company has elected to apply to its facilities leases. As of January 1, 2019, the Company recognized ROU assets and operating lease liabilities of $63.3 million and $68.6 million, respectively. Refer to Note 13, Leases, for further details.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 U.S. Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the 2017 U.S. Tax Cuts and Jobs Act; and information about the income tax effects that are reclassified. The Company adopted ASU 2018-02 as of January 1, 2019. The adoption of ASU 2018-02 did not have an impact on the condensed consolidated balance sheet, results of operations, and statement of cash flows.

Recently Issued Accounting Standards Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables and other financial instruments. Subsequent to issuing ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, for the purpose of clarifying certain aspects of ASU 2016-13. ASU 2018-19 has the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on its condensed consolidated balance sheet, results of operations, and cash flow.

2. Revenue

In accordance with ASC 606, Revenue From Contracts With Customers, revenue is recognized upon transfer of control of promised products and/or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. Refer to Note 11, Segment Information, for further details, including disaggregation of revenue based on primary solution category and geographic location.

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

	March 31,	December 31,
(in thousands)	2019	2018
Billed receivables	$158,807	$239,275
Allowance for doubtful accounts	(3,663)	(3,912)

Billed receivables, net	$155,144	$235,363

Accrued receivables	320,575	336,858
Significant financing component	(32,562)	(35,029)

Total accrued receivables, net	288,013	301,829
Less: current accrued receivables	120,569	123,053
Less: current significant financing component	(9,963)	(10,234)

Total long-term accrued receivables, net	$177,407	$189,010

Total receivables, net	$443,157	$537,192

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of March 31, 2019, or December 31, 2018.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue. Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2018	$156,135
Deferral of revenue	42,533
Recognition of deferred revenue	(46,701)
Foreign currency translation	255

Balance, March 31, 2019	$152,222

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

Revenue allocated to remaining performance obligations was $628.3 million as of March 31, 2019, of which the Company expects to recognize approximately 46% over the next 12 months and the remainder thereafter.

During the three months ended March 31, 2019, revenue recognized by the Company from performance obligations satisfied in previous periods was $3.9 million. During the three months ended March 31, 2018, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.

3. Acquisition

Speedpay

On May 9, 2019, the Company acquired Speedpay, the U.S. bill pay business of Western Union Company (“WU”) for $750.0 million in cash, subject to adjustments, pursuant to a Stock Purchase Agreement, among the Company, WU, and ACI Worldwide Corp., a wholly owned subsidiary of the Company. The combination of the Company and Speedpay bill pay solutions will serve more than 4,000 customers across the U.S., bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay will increase the scale of the Company’s On Demand platform business and allow the acceleration of platform innovation.

The acquisition of Speedpay will be accounted for using the acquisition method of accounting, where the Company will record all assets acquired and liabilities assumed at their respective acquisition-date fair values. The Company has not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations. In addition to goodwill, the final purchase price allocation may include allocations to intangible assets such as trademarks and tradenames, developed technology, and customer-related assets.

Effective April 5, 2019, the Company entered into an amendment agreement (the “amendment”) with ACI Worldwide Corp., Official Payments Corporation, the lenders, and Bank of America, N.A., as administrative agent for the lenders, to amend and restate the Company’s Credit Agreement, dated February 24, 2017. The amendment permitted the Company to borrow up to $500.0 million in the form of a senior secured term loan; extended the revolver and the term loan maturity date from February 24, 2022, to April 5, 2024; and increased the maximum consolidated senior secured net leverage ratio covenant from 3.50:1.00 to 3.75:1.00; among other things. The Company used the funds from the new term loan, in addition to drawing $250.0 million on the available Revolving Credit Facility, to fund the acquisition.

Through March 31, 2019, the Company expensed approximately $4.7 million of costs related to the acquisition of Speedpay. These costs, which consist primarily of consulting and legal fees, are included in general and administrative expenses in the condensed consolidated statements of operations.

4. Debt

As of March 31, 2019, the Company had $279.0 million and $400.0 million outstanding under its Term Credit Facility and Senior Notes, respectively, with up to $500.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

Credit Agreement

On February 24, 2017, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) replacing the existing agreement with a syndicate of financial institutions, as lenders, and Bank of America, N.A., as the administrative agent, providing for revolving loans, swingline loans, letters of credit, and a term loan. The Credit Agreement consists of (a) a five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes sublimits for (1) the issuance of standby letters of credit and (2) swingline loans, and (b) a five-year $415.0 million senior secured term loan facility (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment.

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect as of March 31, 2019, for the Credit Facility was 4.25%.

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

Senior Notes

On August 21, 2018, the Company completed a $400.0 million offering of the 2026 Notes at an issue price of 100% of the principal amount, in a private placement for resale to qualified institutional buyers. The 2026 Notes bear interest at an annual rate of 5.750%, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019. Interest accrued from August 21, 2018. The 2026 Notes will mature on August 15, 2026.

The Company used the net proceeds of the offering described above to redeem in full the Company’s outstanding 6.375% Senior Notes due 2020, including accrued interest, and repaid a portion of the outstanding amount under the Term Credit Facility.

Maturities on long-term debt outstanding as of March 31, 2019, are as follows (in thousands):

Fiscal year ending December 31,
2019	$17,810
2020	23,747
2021	31,662
2022	205,804
2023	—
Thereafter	400,000

Total	$679,023

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

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if an event of default shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of March 31, 2019, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Term credit facility	$279,023	$284,959
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(12,451)	(13,203)

Total debt	666,572	671,756
Less: current portion of term credit facility	23,747	23,747
Less: current portion of debt issuance costs	(2,959)	(2,980)

Total long-term debt	$645,784	$650,989

Other

As of March 31, 2019, $9.4 million is outstanding related to certain multi-year license agreements for internal use software, of which $2.5 million and $6.9 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.

5. Stock-Based Compensation Plans

Employee Stock Purchase Plan

Shares issued under the 2017 Employee Stock Purchase Plan during the three months ended March 31, 2019 and 2018, totaled 32,174 and 38,145, respectively.

Stock Options

A summary of stock option activity is as follows:

Stock Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2018	4,864,836	$17.76
Exercised	(313,282)	15.50
Forfeited	(3,496)	17.89

Outstanding as of March 31, 2019	4,548,058	$17.91	6.02	$68,018,687

Exercisable as of March 31, 2019	3,946,163	$17.58	5.80	$60,350,648

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2018, was $7.03. The total intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018, was $5.3 million and $7.2 million, respectively. There were no stock options granted during the three months ended March 31, 2019.

The fair value of options granted during the three months ended March 31, 2018, were estimated on the date of grant using the Black-Scholes option-pricing model, acceptable under ASC 718, Compensation – Stock Compensation (“ASC 718”), with the following weighted-average assumptions:

Three Months Ended March 31, 2018
Expected life (years)	5.6
Risk-free interest rate	2.7%
Expected volatility	26.4%
Expected dividend yield	—

Expected volatilities are based on the Company’s historical common stock volatility, derived from historical stock price data for periods commensurate with the options’ expected life. The expected life of the options granted represents the period of time options are expected to be outstanding, based primarily on historical employee option exercise behavior. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon bonds issued with a term equal to the expected life at the date of grant of the options. The expected dividend yield is zero, as the Company has historically paid no dividends and does not anticipate dividends to be paid in the future.

Long-term Incentive Program Performance Share Awards

A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) is as follows:

Nonvested LTIP Performance Shares	Number of Shares at Expected Attainment	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2018	540,697	$19.83
Forfeited	(1,036)	20.12

Nonvested as of March 31, 2019	539,661	$19.83

Restricted Share Awards

A summary of nonvested restricted share awards (“RSAs”) is as follows:

Nonvested Restricted Share Awards	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2018	213,337	$20.21
Vested	(98,769)	20.12
Forfeited	(3,975)	20.12

Nonvested as of March 31, 2019	110,593	$20.29

During the three months ended March 31, 2019, a total of 98,769 RSAs vested. The Company withheld 30,878 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards

A summary of nonvested total shareholder return awards (“TSRs”) is as follows:

Nonvested Total Shareholder Return Awards	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2018	718,931	$29.25
Granted	436,674	47.90
Forfeited	(5,457)	31.31

Nonvested as of March 31, 2019	1,150,148	$36.32

The fair value of TSRs granted during the three months ended March 31, 2019 and 2018, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected life (years)	2.8	2.9
Risk-free interest rate	2.5%	2.4%
Expected volatility	29.3%	28.0%
Expected dividend yield	—	—

Restricted Share Units

A summary of nonvested restricted share unit awards (“RSUs”) is as follows:

Nonvested Restricted Share Units	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2018	651,045	$23.82
Granted	550,091	33.07
Vested	(173,547)	23.36
Forfeited	(8,346)	23.36

Nonvested as of March 31, 2019	1,019,243	$28.90

During the three months ended March 31, 2019, a total of 173,547 RSUs vested. The Company withheld 53,274 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2019, there were unrecognized compensation costs of $31.6 million related to nonvested TSRs, $26.7 million related to nonvested RSUs, $3.0 million related to nonvested LTIP performance shares, $1.1 million related to nonvested stock options, and $1.9 million related to nonvested RSAs, which the Company expects to recognize over weighted-average periods of 2.3 years, 1.9 years, 1.0 years, 0.9 years, and 0.9 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2019 and 2018, of $6.6 million and $6.4 million, respectively, with corresponding tax benefits of $1.2 million and $1.0 million, respectively.

6. Software and Other Intangible Assets

As of March 31, 2019, software net book value totaled $130.8 million, net of $261.1 million of accumulated amortization. Included in this net book value amount is software for resale of $24.8 million and software acquired or developed for internal use of $106.0 million.

As of December 31, 2018, software net book value totaled $137.2 million, net of $252.2 million of accumulated amortization. Included in this net book value amount is software for resale of $27.5 million and software acquired or developed for internal use of $109.7 million.

Amortization of software for resale is computed using the greater of (a) the ratio of current revenues to total current and future revenues expected to be derived from the software or (b) the straight-line method over an estimated useful life of generally three to ten years. Software for resale amortization expense recorded during the three months ended March 31, 2019 and 2018, totaled $3.0 million and $3.6 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to ten years. Software for internal use amortization expense recorded during the three months ended March 31, 2019 and 2018, totaled $10.4 million and $10.5 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$298,459	$(136,628)	$161,831	$297,991	$(131,187)	$166,804
Trademarks and tradenames	16,346	(15,332)	1,014	16,348	(15,025)	1,323

	$314,805	$(151,960)	$162,845	$314,339	$(146,212)	$168,127

Other intangible assets amortization expense during the three months ended March 31, 2019 and 2018, totaled $5.5 million and $4.9 million, respectively.

Based on capitalized intangible assets as of March 31, 2019, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2019	$37,383	$16,340
2020	40,353	20,992
2021	27,637	20,506
2022	13,167	20,359
2023	6,633	20,053
Thereafter	5,639	64,595

Total	$130,812	$162,845

7. Corporate Restructuring and Other Organizational Changes

The components of corporate restructuring and other reorganization from prior acquisitions are included in the following table (in thousands):

Balance, December 31, 2018	$4,127
Amounts paid during the period	(389)
Foreign currency translation adjustments	42

Balance, March 31, 2019	$3,780

Of the $3.8 million restructuring liability, $1.6 million and $2.2 million are recorded in other current liabilities and operating lease liabilities, respectively, in the condensed consolidated balance sheet as of March 31, 2019.

8. Common Stock and Treasury Stock

In 2005, the board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorize additional funds for the program. In February 2018, the board approved the repurchase of up to $200.0 million of the Company’s common stock, in place of the remaining purchase amounts previously authorized.

The Company repurchased 23,802 shares for $0.6 million under the program during the three months ended March 31, 2019. Under the program to date, the Company has repurchased 44,153,195 shares for approximately $548.5 million. As of March 31, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was $176.0 million.

9. Loss Per Share

Basic loss per share is computed in accordance with ASC 260, Earnings per Share, based on weighted average outstanding common shares. Diluted loss per share is computed based on basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and RSUs.

The following table reconciles the weighted average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding:
Basic weighted average shares outstanding	116,090	115,642
Add: Dilutive effect of stock options and RSUs	—	—

Diluted weighted average shares outstanding	116,090	115,642

The diluted loss per share computation excludes 7.4 million and 8.6 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended March 31, 2019 and 2018, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2019, and December 31, 2018, was 116,530,435 and 116,123,361, respectively.

10. Other, Net

Other, net is comprised of foreign currency transaction losses of $1.9 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

11. Segment Information

The Company reports financial performance based on its segments, ACI On Premise and ACI On Demand, and analyzes Segment Adjusted EBITDA as a measure of segment profitability.

The Company’s Chief Executive Officer is also the chief operating decision maker (“CODM”). The CODM, together with other senior management personnel, focus their review on consolidated financial information and the allocation of resources based on operating results, including revenues and Segment Adjusted EBITDA, for each segment, separate from Corporate operations.

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

ACI On Demand serves the needs of banks, merchants and corporates who use payments to facilitate their core business. These on-demand solutions are maintained and delivered through the cloud via our global data centers and are available in either a single-tenant environment for SaaS offerings, or in a multi-tenant environment for PaaS offerings.

Revenue is attributed to the reportable segments based upon the product sold and mechanism for delivery to the customer. Expenses are attributed to the reportable segments in one of three methods: (1) direct costs of the segment, (2) labor costs that can be attributed based upon time tracking for individual products, or (3) costs that are allocated. Allocated costs are generally marketing and sales related activities as well as information technology and facilities related expense for which multiple segments benefit. The Company also allocates certain depreciation costs to the segments.

Segment Adjusted EBITDA is the measure reported to the CODM for purposes of making decisions on allocating resources and assessing the performance of the Company’s segments, and, therefore, Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting. Segment Adjusted EBITDA is defined as earnings (loss) from operations before interest, income tax expense (benefit), depreciation and amortization (“EBITDA”) adjusted to exclude stock-based compensation, and net other income (expense).

Corporate and unallocated expenses consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, and other costs that are not considered when management evaluates segment performance.

The following is selected financial data for the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
ACI On Premise	$96,007	$105,030
ACI On Demand	109,848	104,280

Total revenue	$205,855	$209,310

Segment Adjusted EBITDA
ACI On Premise	$28,268	$38,898
ACI On Demand	(262)	(4,233)
Depreciation and amortization	(24,852)	(24,993)
Stock-based compensation expense	(6,585)	(6,362)
Corporate and unallocated expenses	(24,662)	(20,014)
Interest, net	(8,581)	(6,621)
Other, net	(1,912)	(55)

Loss before income taxes	$(38,586)	$(23,380)

Depreciation and amortization
ACI On Premise	$3,030	$2,975
ACI On Demand	7,562	7,736
Corporate	14,260	14,282

Total depreciation and amortization	$24,852	$24,993

Stock-based compensation expense
ACI On Premise	$1,956	$1,467
ACI On Demand	1,951	1,463
Corporate	2,678	3,432

Total stock-based compensation expense	$6,585	$6,362

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary geographic market and primary solution category for the Company’s reportable segments (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$26,422	$93,036	$119,458	$30,864	$88,946	$119,810
Americas - Other	10,945	2,743	13,688	16,784	2,319	19,103
EMEA	42,451	12,068	54,519	38,686	12,009	50,695
Asia Pacific	16,189	2,001	18,190	18,696	1,006	19,702

Total	$96,007	$109,848	$205,855	$105,030	$104,280	$209,310

Primary Solution Categories
Bill Payments	$—	$68,967	$68,967	$—	$66,168	$66,168
Digital Channels	8,725	9,788	18,513	11,363	10,644	22,007
Merchant Payments	5,022	19,339	24,361	5,010	12,371	17,381
Payments Intelligence	7,037	8,981	16,018	10,420	11,798	22,218
Real-Time Payments	14,715	618	15,333	13,641	450	14,091
Retail Payments	60,508	2,155	62,663	64,596	2,849	67,445

Total	$96,007	$109,848	$205,855	$105,030	$104,280	$209,310

The following is the Company’s long-lived assets by geographic location (in thousands):

	March 31,	December 31,
	2019	2018
Long-lived assets
United States	$829,953	$811,435
Other	731,564	717,495

	$1,561,517	$1,528,930

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2019 and 2018. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2019 and 2018.

12. Income Taxes

The effective tax rate for the three months ended March 31, 2019, was 33%. The Company reported an overall tax benefit on a pretax loss for the three months ended March 31, 2019. The losses of the Company’s foreign entities for the three months ended March 31, 2019, were $6.1 million. The effective tax rate for the three months ended March 31, 2019, was positively impacted by equity compensation excess tax benefits and state income tax benefits on domestic loss.

The effective tax rate for the three months ended March 31, 2018, was 17%. The losses of the Company’s foreign entities for the three months ended March 31, 2018, were $1.8 million. The effective tax rate for the three months ended March 31, 2018, was negatively impacted by losses in certain foreign jurisdictions taxed at lower rates and domestic taxes resulting from the current GILTI tax, partially offset by equity compensation tax benefits.

The Company’s effective tax rate could fluctuate on a quarterly basis due to the occurrence of significant and unusual or infrequent items, such as vesting of stock-based compensation or foreign currency gains and losses. The Company’s effective tax rate could also fluctuate due to changes in the valuation of its deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, the Company is occasionally subject to examination of its income tax returns by tax authorities in the jurisdictions it operates. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.

As of March 31, 2019, and December 31, 2018, the amount of unrecognized tax benefits for uncertain tax positions was $28.3 million and $28.4 million, respectively, excluding related liabilities for interest and penalties of $1.2 million as of March 31, 2019 and December 31, 2018.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.9 million, due to the settlement of various audits and the expiration of statutes of limitation.

13. Leases

The Company has operating leases for corporate offices and datacenters. Excluding office leases, leases with an initial term of 12 months or less (that do not include an option to purchase the underlying asset) are not recorded on the condensed consolidated balance sheet, and are expensed on a straight-line basis over the lease term.

The Company’s leases typically include certain renewal options to extend the leases for up to 25 years, some of which include options to terminate the leases within one year. The exercise of lease renewal options is at the Company’s sole discretion. The Company combines lease and non-lease components of its leases and currently has no leases with options to purchase the leased property. The Company accounts for payments of maintenance and property tax costs paid by it as variable lease cost, which are expensed as incurred.

The components of lease cost are as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$4,036
Variable lease cost	986
Sublease income	(139)

Total lease cost	$4,883

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,411
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	1,218

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

March 31, 2019
Assets:
Operating lease right-of-use assets	$60,978

Liabilities:
Other current liabilities	$14,334
Operating lease liabilities	50,636

Total operating lease liabilities	$64,970

Weighted average remaining operating lease term	7.02
Weighted average operating lease discount rate	3.96%

The Company uses its incremental borrowing rate as the discount rate. As the Company enters into operating leases in multiple jurisdictions and denominated in currencies other than the U.S. dollar, judgment is used to determine the Company’s incremental borrowing rate including (1) conversion of its subordinated borrowing rate (using published yield curves) to an unsubordinated and collateralized rate (2) adjusting the rate to align with the term of each lease and (3) adjusting the rate to incorporate the effects of the currency in which the lease is denominated.

Maturities on lease liabilities as of March 31, 2019, are as follows (in thousands):

Fiscal year ending December 31,
2019	$12,471
2020	14,895
2021	10,915
2022	8,387
2023	6,698
Thereafter	21,122

Total lease payments	74,488
Less: imputed interest	9,518

Total lease liability	$64,970

Future payments under operating lease agreements accounted for under ASC 840, Leases, as of December 31, 2018, were as follows (in thousands):

Fiscal Year Ending December 31,
2019	$16,925
2020	14,212
2021	10,538
2022	8,178
2023	6,529
Thereafter	21,196

Total minimum lease payments	$77,578

As of March 31, 2019, the Company has additional operating leases for office facilities that have not yet commenced with minimum lease payments of $3.7 million. These operating leases will commence between fiscal year 2019 and 2020 with lease terms of one to seven years.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed March 1, 2019. Results for the three months ended March 31, 2019, are not necessarily indicative of results that may be attained in the future.

Overview

ACI Worldwide, Inc., the Universal Payments (“UP”) company, powers electronic payments for more than 5,100 organizations around the world. More than 1,000 of the largest financial institutions and intermediaries, as well as thousands of leading global merchants, rely on ACI to execute approximately $14 trillion each day in payments and securities. In addition, thousands of organizations utilize our electronic bill payment and presentment (“EBPP”) services. Through our comprehensive suite of solutions, we deliver real-time, immediate payments capabilities and enable a complete omni-channel payments experience.

Our products are sold and supported through distribution networks covering three geographic regions – the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia/Pacific. Each distribution network has its own globally coordinated sales force and supplements its sales force with independent reseller and/or distributor networks. Our products and solutions are used globally by banks, financial intermediaries, and merchants and corporates, such as third-party electronic payment processors, payment associations, switch interchanges, and a wide range of transaction-generating endpoints, including ATMs, merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and Internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of electronic payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI Worldwide, ACI Universal Payment, and ACI UP brands.

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

Key trends that currently impact our strategies and operations include:

Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In their World Payments Report, Capgemini predicts non-cash transaction volumes will grow at an annual rate of 12.7%, or from 482.5 billion in 2016 to 876.4 billion in 2021, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the sale of capacity upgrades to existing customers.

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

Electronic payments fraud and compliance. As electronic payment transaction volumes increase, organized criminal organizations continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Banks, financial intermediaries, and merchants and corporates continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions and other attacks such as denial of service attacks. Due to concerns with international terrorism and money laundering, banks and financial intermediaries in particular are being faced with increasing scrutiny and regulatory pressures. We continue to see opportunity to offer our fraud detection solutions to help customers manage the growing levels of electronic payments fraud and compliance activity.

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

Global vendor sourcing. Global and regional banks, financial intermediaries, and merchants and corporates are aiming to reduce the costs in supplier management by picking suppliers who can service them across all their geographies instead of allowing each country operation to choose suppliers independently. Our global footprint from both a customer and a delivery perspective enable us to be successful in this global sourced market. However, projects in these environments tend to be more complex and therefore of higher risk.

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

Electronic bill payment and presentment. EBPP encompasses all facets of bill payment, including biller direct, where customers initiate payments on biller websites, the consolidator model, where customers initiate payments on a financial institution’s website, and walk-in bill payment, as one might find in a convenience store. The EBPP market continues to grow as consumers move away from traditional forms of paper-based payments. Nearly three out of four (73%) online payments are made at the billers’ sites, rather than through banking websites, up 11% since 2010. The biller-direct solutions are seeing strong growth as billers migrate these services to outsourcers, such as ACI, from legacy systems built in house. We believe that EBPP remains ripe for outsourcing, as a significant amount of biller-direct transactions are still processed in house. As billers seek to manage costs and improve efficiency, we believe that they will continue to look to third-party EBPP vendors that can offer a complete solution for their billing needs.

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

Acquisition

Speedpay

On May 9, 2019, we acquired Speedpay, the U.S. bill pay business of Western Union Company (“WU”) for $750.0 million in cash, subject to adjustments, pursuant to a Stock Purchase Agreement, among the Company, WU, and ACI Worldwide Corp., our wholly owned subsidiary. The combination of the Company and Speedpay bill pay solutions will serve more than 4,000 customers across the U.S., bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay will increase the scale of our On Demand platform business and allow the acceleration of platform innovation.

Effective April 5, 2019, we entered into an amendment agreement (the “amendment”) with ACI Worldwide Corp., Official Payments Corporation, the lenders, and Bank of America, N.A., as administrative agent for the lenders, to amend and restate our Credit Agreement, dated February 24, 2017. The amendment permitted us to borrow up to $500.0 million in the form of a senior secured term loan; extended the revolver and the term loan maturity date from February 24, 2022, to April 5, 2024; and increased the maximum consolidated senior secured net leverage ratio covenant from 3.50:1.00 to 3.75:1.00; among other things. We used the funds from the new term loan, in addition to drawing $250.0 million on the available Revolving Credit Facility, to fund the acquisition.

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

We review our customer renewal experience on an annual basis. The impact of this review and subsequent updates may result in a revision to the renewal assumptions used in computing the 60-month backlog estimates. In the event a significant revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2019, and December 31, 2018 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2019	December 31, 2018
ACI On Premise	$1,861	$1,875
ACI On Demand	2,290	2,299

Total	$4,151	$4,174

	March 31, 2019	December 31, 2018
Committed	$1,734	$1,832
Renewal	2,417	2,342

Total	$4,151	$4,174

Estimates of future financial results require substantial judgment and are based on several assumptions, as described above. These assumptions may turn out to be inaccurate or wrong for reasons outside of management’s control. For example, our customers may attempt to renegotiate or terminate their contracts for many reasons, including mergers, changes in their financial condition, or general changes in economic conditions in the customer’s industry or geographic location. We may also experience delays in the development or delivery of products or services specified in customer contracts, which may cause the actual renewal rates and amounts to differ from historical experiences. Changes in foreign currency exchange rates may also impact the amount of revenue recognized in future periods. Accordingly, there can be no assurance that amounts included in backlog estimates will generate the specified revenues or that the actual revenues will be generated within the corresponding 60-month period. Additionally, because certain components of Committed Backlog and all of Renewal Backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as contracted but not recognized Committed Backlog.

RESULTS OF OPERATIONS

The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Three Month Period Ended March 31, 2019, Compared to the Three Month Period Ended March 31, 2018

	Three Months Ended March 31,
	2019				2018
	Amount	% of Total Revenue	$ Change vs 2018	% Change vs 2018	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$108,557	53%	$4,277	4%	$104,280	50%
License	21,078	10%	(6,968)	-25%	28,046	13%
Maintenance	55,111	27%	(1,548)	-3%	56,659	27%
Services	21,109	10%	784	4%	20,325	10%

Total revenues	205,855	100%	(3,455)	-2%	209,310	100%

Operating expenses:
Cost of revenue	114,941	56%	7,605	7%	107,336	51%
Research and development	36,194	18%	(597)	-2%	36,791	18%
Selling and marketing	29,430	14%	(2,463)	-8%	31,893	15%
General and administrative	31,517	15%	2,868	10%	28,649	14%
Depreciation and amortization	21,866	11%	521	2%	21,345	10%

Total operating expenses	233,948	114%	7,934	4%	226,014	108%

Operating loss	(28,093)	-14%	(11,389)	68%	(16,704)	-8%
Other income (expense):
Interest expense	(11,614)	-6%	(2,249)	24%	(9,365)	-4%
Interest income	3,033	1%	289	11%	2,744	1%
Other, net	(1,912)	-1%	(1,857)	3376%	(55)	0%

Total other income (expense)	(10,493)	-5%	(3,817)	57%	(6,676)	-3%

Loss before income taxes	(38,586)	-19%	(15,206)	65%	(23,380)	-11%
Income tax benefit	(12,623)	-6%	(8,671)	219%	(3,952)	-2%

Net loss	$(25,963)	-13%	$(6,535)	34%	$(19,428)	-9%

Revenues

Total revenue for the three months ended March 31, 2019, decreased $3.5 million, or 2%, as compared to the same period in 2018.

Total revenue was $3.7 million lower for the three months ended March 31, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total revenue for the three months ended March 31, 2019, was flat compared to the same period in 2018.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue

The Company’s SaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a single-tenant cloud environment on a subscription basis. The Company’s PaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a multi-tenant cloud environment on a subscription or consumption basis. Included in SaaS and PaaS revenue are fees paid by our customers for use of our Biller solutions. Biller-related fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled. SaaS and PaaS costs include payment card interchange fees, the amounts payable to banks and payment card processing fees, which are included in cost of revenue in the condensed consolidated statements of operations. All revenue from SaaS and PaaS arrangements that does not qualify for treatment as a distinct performance obligation, which includes set-up fees, implementation or customization services, and product support services, are included in SaaS and PaaS revenue.

SaaS and PaaS revenue increased $4.3 million, or 4%, during the three months ended March 31, 2019, as compared to the same period in 2018. Total SaaS and PaaS revenue was $0.9 million lower for the three months ended March 31, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total SaaS and PaaS revenue for the three months ended March 31, 2019, increased $5.2 million, or 5%, compared to the same period in 2018, which is primarily attributable to new customers adopting our SaaS and PaaS offerings and existing customers adding new functionality or increasing transaction volumes.

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

Included in license revenue are license and capacity fees that are payable at the inception of the agreement or annually (initial license fees). License revenue also includes license and capacity fees payable quarterly or monthly due to negotiated customer payment terms (monthly license fees). The Company recognizes revenue in advance of billings for software license arrangements with extended payment terms and adjusts for the effects of the financing component, if significant.

Total license revenue decreased $7.0 million, or 25%, during the three months ended March 31, 2019, as compared to the same period in 2018. Total license revenue was $0.7 million lower for the three months ended March 31, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total license revenue for the three months ended March 31, 2019, decreased $6.3 million, or 22%, compared to the same period in 2018.

The decrease in total license revenue was primarily driven by the timing and relative size of license and capacity events during the three months ended March 31, 2019, as compared to the same period in 2018.

Maintenance Revenue

Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $1.5 million, or 3%, during the three months ended March 31, 2019, as compared to the same period in 2018. Total maintenance revenue was $1.6 million lower for the three months ended March 31, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total maintenance revenue for the three months ended March 31, 2019, remained flat compared to the same period in 2018.

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

Services revenue increased $0.8 million, or 4%, during the three months ended March 31, 2019, as compared to the same period in 2018. Total services revenue was $0.5 million lower for the three months ended March 31, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, total services revenue for the three months ended March 31, 2019, increased $1.3 million, or 6%, compared to the same period in 2018.

Operating Expenses

Total operating expenses for the three months ended March 31, 2019, increased $7.9 million, or 4%, as compared to the same period in 2018.

Total operating expenses for the three months ended March 31, 2019, included $4.7 million of significant transaction-related expenses associated with the planned acquisition of Speedpay. Total operating expenses for the three months ended March 31, 2018, included $4.3 million of significant integration and divestiture-related expenses. Total operating expenses were $5.3 million lower for the three months ended March 31, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the significant acquisition and integration related expenses and the impact of foreign currency, total operating expenses for the three months ended March 31, 2019, increased $12.8 million, or 6%, compared to the same period in 2018, primarily due to higher cost of revenue, general and administrative, and depreciation and amortization expenses, partially offset by lower selling and marketing.

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

Cost of revenue increased $7.6 million, or 7%, during the three months ended March 31, 2019, compared to the same period in 2018. Cost of revenue was $1.9 million lower for the three months ended March 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, cost of revenue increased $9.5 million, or 9%, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to a $5.1 million increase in payment card interchange and processing fees, a $2.5 million increase in third-party product royalty expenses, and a $1.9 million increase in personnel and related expenses.

Research and Development

Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $0.6 million, or 2%, during the three months ended March 31, 2019, as compared to the same period in 2018. R&D expense was $1.4 million lower for the three months ended March 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, R&D expense increased $0.8 million, or 2%, for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in personnel and related expenses.

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

Selling and marketing expense decreased $2.5 million, or 8%, during the three months ended March 31, 2019, as compared to the same period in 2018. Selling and marketing expense was $1.0 million lower for the three months ended March 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, selling and marketing expense decreased $1.4 million, or 5%, for the three months ended March 31, 2019, as compared to the same period in 2018, due to a decrease in personnel and related expenses, primarily as the result of a decrease in total bookings.

General and Administrative

General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $2.9 million, or 10%, during the three months ended March 31, 2019, as compared to the same period in 2018. General and administrative expense for the three months ended March 31, 2019, included $4.7 million of significant transaction-related expenses associated with the planned acquisition of Speedpay. Total operating expenses for the three months ended March 31, 2018, included $4.0 million of significant integration and divestiture-related expenses. General and administrative expense was $0.6 million lower for the three months ended March 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the significant acquisition and integration expenses and the impact of foreign currency, general and administrative expense increased $2.7 million, or 11%, for the three months ended March 31, 2019, as compared to the same period in 2018, due to an increase in personnel and related expenses.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 2%, during the three months ended March 31, 2019, as compared to the same period in 2018. Depreciation and amortization was $0.4 million lower for the three months ended March 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, depreciation and amortization increased $0.9 million, or 4%, for the three months ended March 31, 2019, as compared to the same period in 2018.

Other Income and Expense

Interest expense for the three months ended March 31, 2019, increased $2.2 million, or 24%, as compared to the same period in 2018, primarily due to $1.8 million of interest expense related to royalty payments. Excluding the impact of interest expense related to royalty payments, interest expense for the three months ended March 31, 2019, increased $0.4 million, or 5%, as compared to the same period in 2018.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended March 31, 2019, increased $0.3 million, as compared to the same period in 2018.

Other, net consists of foreign currency loss and other non-operating items. Foreign currency loss for the three months ended March 31, 2019 and 2018, was $1.9 million and $0.1 million, respectively.

Income Taxes

Refer to Note 12, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results

We report financial performance based on our segments, ACI On Premise and ACI On Demand, and analyze Segment Adjusted EBITDA as a measure of segment profitability.

Our Chief Executive Officer is also our chief operating decision maker (“CODM”). The CODM, together with other senior management personnel, focus their review on consolidated financial information and the allocation of resources based on operating results, including revenues and Segment Adjusted EBITDA, for each segment, separate from the corporate operations.

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

ACI On Demand serves the needs of banks, merchants and corporates who use payments to facilitate their core business. These on-demand solutions are maintained and delivered through the cloud via our global data centers and are available in either a single-tenant environment for SaaS offerings, or in a multi-tenant environment for PaaS offerings.

Revenue is attributed to the reportable segments based upon the product sold and mechanism for delivery to the customer. Expenses are attributed to the reportable segments in one of three methods, (1) direct costs of the segment, (2) labor costs that can be attributed based upon time tracking for individual products, or (3) costs that are allocated. Allocated costs are generally marketing and sales related activities as well as information technology and facilities related expense for which multiple segments benefit. We also allocate certain depreciation costs to the segments.

Segment Adjusted EBITDA is the measure reported to the CODM for purposes of making decisions on allocating resources and assessing the performance of our segments and, therefore, Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting. Segment Adjusted EBITDA is defined as earnings (loss) from operations before interest, income tax expense (benefit), depreciation and amortization (“EBITDA”) adjusted to exclude stock-based compensation, and net other income (expense).

Corporate and unallocated expenses consists of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, and other costs that are not considered when management evaluates segment performance.

The following is selected financial data for our reportable segments (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
ACI On Premise	$96,007	$105,030
ACI On Demand	109,848	104,280

Total revenue	$205,855	$209,310

Segment Adjusted EBITDA
ACI On Premise	$28,268	$38,898
ACI On Demand	(262)	(4,233)
Depreciation and amortization	(24,852)	(24,993)
Stock-based compensation expense	(6,585)	(6,362)
Corporate and unallocated expenses	(24,662)	(20,014)
Interest, net	(8,581)	(6,621)
Other, net	(1,912)	(55)

Loss before income taxes	$(38,586)	$(23,380)

Depreciation and amortization
ACI On Premise	$3,030	$2,975
ACI On Demand	7,562	7,736
Corporate	14,260	14,282

Total depreciation and amortization	$24,852	$24,993

Stock-based compensation expense
ACI On Premise	$1,956	$1,467
ACI On Demand	1,951	1,463
Corporate	2,678	3,432

Total stock-based compensation expense	$6,585	$6,362

ACI On Premise Segment Adjusted EBITDA decreased $10.6 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a $9.0 million decrease in revenue driven by timing and size of certain license and capacity events.

ACI On Demand Segment Adjusted EBITDA increased $4.0 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a $5.6 million increase in revenues, a $2.0 million decrease in selling and marketing expense, partially offset by a $5.1 million increase in payment card interchange and processing fees.

Liquidity and Capital Resources

General

Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund acquisitions, capital expenditures, and lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents, and available borrowings under our revolving credit facility.

Available Liquidity

The following table sets forth our available liquidity for the periods indicated (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$176,173	$148,502
Availability under revolving credit facility	500,000	500,000

Total liquidity	$676,173	$648,502

The increase in total liquidity is primarily attributable to positive operating cash flows of $42.4 million, offset by $9.8 million of payments to purchase property and equipment and software and distribution rights.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2019, we had $176.2 million of cash and cash equivalents, of which $79.7 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of March 31, 2019, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of March 31, 2019.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used by):
Operating activities	$42,427	$45,136
Investing activities	(9,828)	(12,589)
Financing activities	(5,361)	(29,695)

Cash Flows from Operating Activities

Net cash flows provided by operating activities during the three months ended March 31, 2019, were $42.4 million as compared to $45.1 million during the same period in 2018. The comparative period decrease was primarily due to a higher net loss for the three months ended March 31, 2019, compared to the same period in 2018, as well as timing of receipts and payments. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities

During the first three months of 2019, we used cash of $9.8 million to purchase software, property and equipment, as compared to $12.6 million during the same period in 2018.

Cash Flows from Financing Activities

Net cash flows used by financing activities for the three months ended March 31, 2019, were $5.4 million as compared to $29.7 million during the same period in 2018. During the first three months of 2019, we repaid $5.9 million on the Term Credit Facility. In addition, we received proceeds of $5.7 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.6 million for the repurchase of restricted share awards (“RSAs”) and restricted share units (“RSUs”) for tax withholdings. We also used $0.6 million to repurchase common stock. During the first three months of 2018, we repaid $5.2 million on the Term Credit Facility and repaid a net $2.0 million on the Revolving Credit Facility. In addition, we received proceeds of $9.9 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $0.9 million for the repurchase of RSAs for tax withholdings. We also used $31.1 million to repurchase common stock.

We may decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies, and personnel, or through investments in other companies.

We believe our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the next twelve months and foreseeable future.

Debt

As of March 31, 2019, we had $279.0 million outstanding under our Term Credit Facility, with up to $500.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended. The interest rate in effect as of March 31, 2019, was 4.25%. As of March 31, 2019, we also had $400.0 million outstanding of 5.750% Senior Notes due 2026 (the “2026 Notes”). Refer to Note 4, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Stock Repurchase Program

In 2005, our board of directors (“the board”) approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program. In February 2018, the board approved the repurchase of up to $200.0 million of our common stock in place of the remaining purchase amounts previously authorized.

We repurchased 23,802 shares for $0.6 million under the program during the three months ended March 31, 2019. Under the program to date, we have repurchased 44,153,195 shares for approximately $548.5 million. As of March 31, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $176.0 million.

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

Contractual Obligations and Commercial Commitments

For the three months ended March 31, 2019, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2018.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits as of March 31, 2019, is $28.3 million.

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements requires we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions we believe to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates.

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

•	Revenue Recognition

•	Business Combinations

•	Intangible Assets and Goodwill

•	Stock-Based Compensation

•	Accounting for Income Taxes

During the three months ended March 31, 2019, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on March 1, 2019, for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2019. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at March 31, 2019, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by approximately $0.1 million annually.

We had approximately $679.0 million of debt outstanding as of March 31, 2019, with $400.0 million in Senior Notes and $279.0 million outstanding under our Credit Facility. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. Our Credit Facility has a floating rate, which was 4.25% as of March 31, 2019. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $1.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

We adopted ASC 842, Leases, on January 1, 2019, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting during the quarter ended March 31, 2019. This included modifications to our existing controls over the review of supplier contracts and other agreements, the implementation of a new lease accounting system, and new controls related to disclosure requirements.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2018. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2019 through January 31, 2019	23,802		$26.50	23,802	$175,956,000
February 1, 2019 through February 28, 2019	84,152	(1)	31.18	—	175,956,000
March 1, 2019 through March 31, 2019	—		—	—	175,956,000

Total	107,954		$30.15	23,802

(1)

Pursuant to our 2005 Incentive Plan, we granted RSAs and RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended March 31, 2019, 272,316 shares of the RSAs and RSUs vested. We withheld 84,152 of those shares to pay the employees’ portion of the applicable payroll taxes.

In fiscal 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of up to $200.0 million of our common stock in place of the remaining purchase amounts previously authorized. As of March 31, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $176.0 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

2.01	Stock Purchase Agreement, dated February 28, 2019

3.01 (1)	2013 Amended and Restated Certificate of Incorporation of the Company

3.02 (2)	Amended and Restated Bylaws of the Company

4.01 (3)	Form of Common Stock Certificate (P)

10.01 (4)	Form of Restricted Share Unit Award Agreement CEO (RSUs)

10.02 (5)	Form of Performance Share Award Agreement CEO (rTSR Performance Share Awards)

10.03 (6)	Form of Restricted Share Unit Award Agreement (RSUs)

10.04 (7)	Form of Performance Share Award Agreement (rTSR Performance Share Awards)

10.05 (8)	Amendment Agreement to the Amended and Restated Credit Agreement, dated April 5, 2019

31.01	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

(P)	Paper Exhibit
(1)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 17, 2017.
(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed February 27, 2017.
(3)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed March 8, 2019.
(5)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed March 8, 2019.
(6)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed March 8, 2019.
(7)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed March 8, 2019.
(8)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 11, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: May 9, 2019	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)