Form 10-Q
period 2019-06-30
ACI WORLDWIDE, INC.
filed 2019-08-08
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-25346
___________________________
ACI WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware				47-0772104
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3520 Kraft Rd,	Suite 300	Naples,	Florida	34105
(Address of principal executive offices)				(Zip code)
(239) 403-4660
(Registrant’s telephone number, including area code)
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
As of August 5, 2019, there were 116,714,472 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$139,396	$148,502
Receivables, net of allowances of $3,781 and $3,912, respectively	286,393	348,182
Settlement assets	613,290	32,256
Prepaid expenses	30,645	23,277
Other current assets	52,259	14,260
Total current assets	1,121,983	566,477
Noncurrent assets
Accrued receivables, net	177,513	189,010
Property and equipment, net	70,805	72,729
Operating lease right-of-use assets	62,316	—
Software, net	246,314	137,228
Goodwill	1,279,472	909,691
Intangible assets, net	374,908	168,127
Deferred income taxes, net	63,569	27,048
Other noncurrent assets	53,440	52,145
TOTAL ASSETS	$3,450,320	$2,122,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,975	$39,602
Settlement liabilities	589,742	31,605
Employee compensation	38,976	38,115
Current portion of long-term debt	34,089	20,767
Deferred revenue	79,311	104,843
Other current liabilities	81,156	61,688
Total current liabilities	870,249	296,620
Noncurrent liabilities
Deferred revenue	59,122	51,292
Long-term debt	1,352,096	650,989
Deferred income taxes, net	23,243	31,715
Operating lease liabilities	50,550	—
Other noncurrent liabilities	42,483	43,608
Total liabilities	2,397,743	1,074,224
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2019, and December 31, 2018	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2019, and December 31, 2018	702	702
Additional paid-in capital	650,797	632,235
Retained earnings	843,530	863,768
Treasury stock, at cost, 23,840,186 and 24,401,694 shares at June 30, 2019, and December 31, 2018, respectively	(349,426)	(355,857)
Accumulated other comprehensive loss	(93,026)	(92,617)
Total stockholders’ equity	1,052,577	1,048,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,450,320	$2,122,455
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Software as a service and platform as a service	$172,499	$113,600	$281,056	$217,880
License	52,541	45,555	73,619	73,601
Maintenance	51,922	55,048	107,033	111,707
Services	20,656	20,792	41,765	41,117
Total revenues	297,618	234,995	503,473	444,305
Operating expenses
Cost of revenue (1)	155,240	116,261	270,181	223,597
Research and development	39,235	37,862	75,429	74,653
Selling and marketing	32,962	33,160	62,392	65,053
General and administrative	49,319	28,837	80,836	57,486
Depreciation and amortization	26,744	21,033	48,610	42,378
Total operating expenses	303,500	237,153	537,448	463,167
Operating loss	(5,882)	(2,158)	(33,975)	(18,862)
Other income (expense)
Interest expense	(15,323)	(9,717)	(26,937)	(19,082)
Interest income	2,997	2,742	6,030	5,486
Other, net	1,402	(1,677)	(510)	(1,732)
Total other income (expense)	(10,924)	(8,652)	(21,417)	(15,328)
Loss before income taxes	(16,806)	(10,810)	(55,392)	(34,190)
Income tax expense (benefit)	(22,531)	3,764	(35,154)	(188)
Net income (loss)	$5,725	$(14,574)	$(20,238)	$(34,002)
Income (loss) per common share
Basic	$0.05	$(0.13)	$(0.17)	$(0.29)
Diluted	$0.05	$(0.13)	$(0.17)	$(0.29)
Weighted average common shares outstanding
Basic	116,586	115,548	116,287	115,595
Diluted	118,786	115,548	116,287	115,595
(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$5,725	$(14,574)	$(20,238)	$(34,002)
Other comprehensive loss:
Foreign currency translation adjustments	(1,730)	(12,907)	(409)	(7,248)
Total other comprehensive loss	(1,730)	(12,907)	(409)	(7,248)
Comprehensive income (loss)	$3,995	$(27,481)	$(20,647)	$(41,250)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of March 31, 2019	$702	$636,960	$837,805	$(351,587)	$(91,296)	$1,032,584
Net income	—	—	5,725	—	—	5,725
Other comprehensive loss	—	—	—	—	(1,730)	(1,730)
Stock-based compensation	—	14,372	—	—	—	14,372
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(535)	—	2,346	—	1,811
Repurchase of restricted share awards and restricted share units for tax withholdings	—	—	—	(185)	—	(185)
Balance as of June 30, 2019	$702	$650,797	$843,530	$(349,426)	$(93,026)	$1,052,577

	Three Months Ended June 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of March 31, 2018	$702	$616,913	$775,419	$(342,316)	$(71,697)	$979,021
Net loss	—	—	(14,574)	—	—	(14,574)
Other comprehensive loss	—	—	—	—	(12,907)	(12,907)
Stock-based compensation	—	7,705	—	—	—	7,705
Shares issued and forfeited, net, under stock plans including income tax benefits	—	233	—	6,325	—	6,558
Repurchase of 1,000,000 shares of common stock	—	—	—	(23,414)	—	(23,414)
Repurchase of restricted share awards for tax withholdings	—	—	—	(1,674)	—	(1,674)
Balance as of June 30, 2018	$702	$624,851	$760,845	$(361,079)	$(84,604)	$940,715
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Six Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2018	$702	$632,235	$863,768	$(355,857)	$(92,617)	$1,048,231
Net loss	—	—	(20,238)	—	—	(20,238)
Other comprehensive loss	—	—	—	—	(409)	(409)
Stock-based compensation	—	20,957	—	—	—	20,957
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(2,395)	—	9,871	—	7,476
Repurchase of 23,802 shares of common stock	—	—	—	(631)	—	(631)
Repurchase of restricted share awards and restricted share units for tax withholdings	—	—	—	(2,809)	—	(2,809)
Balance as of June 30, 2019	$702	$650,797	$843,530	$(349,426)	$(93,026)	$1,052,577

	Six Months Ended June 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2017	$702	$610,345	$550,866	$(319,960)	$(77,356)	$764,597
Net loss	—	—	(34,002)	—	—	(34,002)
Other comprehensive loss	—	—	—	—	(7,248)	(7,248)
Stock-based compensation	—	14,067	—	—	—	14,067
Shares issued and forfeited, net, under stock plans including income tax benefits	—	439	—	15,996	—	16,435
Repurchase of 2,346,427 shares of common stock	—	—	—	(54,527)	—	(54,527)
Repurchase of restricted share awards for tax withholdings	—	—	—	(2,588)	—	(2,588)
Cumulative effect of accounting change, ASC 606	—	—	243,981	—	—	243,981
Balance as of June 30, 2018	$702	$624,851	$760,845	$(361,079)	$(84,604)	$940,715
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,238)	$(34,002)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	11,831	11,875
Amortization	42,799	37,469
Amortization of operating lease right-of-use assets	7,029	—
Amortization of deferred debt issuance costs	1,683	1,445
Deferred income taxes	(41,331)	(3,044)
Stock-based compensation expense	20,957	14,067
Other	1,533	(248)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	88,596	67,689
Accounts payable	1,294	(3,658)
Accrued employee compensation	(1,163)	(5,805)
Current income taxes	(5,634)	(7,243)
Deferred revenue	(17,981)	10,142
Other current and noncurrent assets and liabilities	(32,510)	(17,576)
Net cash flows from operating activities	56,865	71,111
Cash flows from investing activities:
Purchases of property and equipment	(9,915)	(11,108)
Purchases of software and distribution rights	(11,300)	(16,776)
Acquisition of businesses, net of cash acquired	(758,546)	—
Other	—	(1,467)
Net cash flows from investing activities	(779,761)	(29,351)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,753	1,564
Proceeds from exercises of stock options	5,816	14,906
Repurchase of restricted share awards and restricted share units for tax withholdings	(2,809)	(2,588)
Repurchases of common stock	(631)	(54,527)
Proceeds from revolving credit facility	250,000	85,000
Repayment of revolving credit facility	(15,000)	(84,000)
Proceeds from term portion of credit agreement	500,000	—
Repayment of term portion of credit agreement	(9,424)	(10,375)
Payments for debt issuance costs	(12,830)	—
Payments on other debt	(2,220)	(1,550)
Net cash flows from financing activities	714,655	(51,570)
Effect of exchange rate fluctuations on cash	(865)	(867)
Net decrease in cash and cash equivalents	(9,106)	(10,677)
Cash and cash equivalents, beginning of period	148,502	69,710
Cash and cash equivalents, end of period	$139,396	$59,033
Supplemental cash flow information
Income taxes paid	$15,476	$20,613
Interest paid	$23,937	$17,297
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2018, is derived from the audited financial statements. Certain prior period amounts have been reclassified to conform to current year presentation. The Company reclassified $32.3 million from other current assets to settlement assets and $31.6 million from other current liabilities to settlement liabilities in the condensed consolidated balance sheet as of December 31, 2018.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 1, 2019. Results for the three and six months ended June 30, 2019, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	June 30, 2019	December 31, 2018
Operating lease liabilities	$15,193	$—
Vendor financed licenses	13,574	3,551
Accrued interest	9,660	8,407
Royalties payable	5,693	11,318
Other	37,036	38,412
Total other current liabilities	$81,156	$61,688

Settlement Assets and Liabilities
Individuals and businesses settle their obligations to the Company’s various biller clients using credit or debit cards or via automated clearing house (“ACH”) payments. The Company creates a receivable for the amount due from the credit or debit card processor and an offsetting payable to the client. Upon confirmation that the funds have been received, the Company settles the obligation to the client. Due to timing, in some instances, the Company may receive the funds into bank accounts controlled by and in the Company’s name that are not disbursed to its clients by the end of the day, resulting in a settlement deposit on the Company’s books.

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2019, and December 31, 2018, was $203.2 million and $256.5 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) as of June 30, 2019, and December 31, 2018, was $418.0 million and $395.0 million, respectively.

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

Changes in the carrying amount of goodwill attributable to each reporting unit during the six months ended June 30, 2019, were as follows (in thousands):

	ACI On Demand	ACI On Premise	Total
Gross Balance, prior to December 31, 2018	$183,783	$773,340	$957,123
Total impairment prior to December 31, 2018	—	(47,432)	(47,432)
Balance, December 31, 2018	183,783	725,908	909,691
Goodwill from acquisitions (1)	369,781	—	369,781
Balance, June 30, 2019	$553,564	$725,908	$1,279,472

(1)
Goodwill from acquisitions relates to the goodwill recorded for the acquisition of E Commerce Group Products, Inc. ("ECG"), along with ECG's subsidiary, Speedpay, Inc. (collectively referred to as "Speedpay") and Walletron, Inc. ("Walletron"), as discussed in Note 3, Acquisitions. The purchase price allocations for Speedpay and Walletron are preliminary as of June 30, 2019, and are subject to future changes during the maximum one-year measurement period.

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

New Accounting Standards Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (codified as “ASC 842”). ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases unless, as a policy election, a lessee elects not to apply ASC 842 to short-term leases. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. The Company adopted ASC 842 on January 1, 2019 (the effective date), using the optional transition method to not apply the new lease standard in the comparative periods presented and elected the “practical expedient package”, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. ASC 842 also provides practical expedients for the Company’s ongoing accounting including the combination of lease and non-lease components into a single lease component which the Company has elected to apply to its facilities leases. As of January 1, 2019, the Company recognized ROU assets and operating lease liabilities of $63.3 million and $68.6 million, respectively. Refer to Note 13, Leases, for further details.

In February 2018, the FASB issued ASU 2018-2, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 U.S. Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the 2017 U.S. Tax Cuts and Jobs Act; and information about the income tax effects that are reclassified. The Company adopted ASU 2018-2 as of January 1, 2019. The adoption of ASU 2018-2 did not have an impact on the condensed consolidated balance sheet, results of operations, and statement of cash flows.

Recently Issued Accounting Standards Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance, ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, and ASU 2019-05 in May 2019. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on its condensed consolidated balance sheet, results of operations, and statement of cash flows.
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

Total receivables represent amounts billed and amounts earned that are to be billed in the future (i.e., accrued receivables). Included in accrued receivables are services, software as a service ("SaaS"), and platform as a service ("PaaS") revenues earned in the current period but billed in the following period, and amounts due under multi-year software license arrangements with extended payment terms for which the Company has an unconditional right to invoice and receive payment subsequent to invoicing.

Total receivables, net is comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Billed receivables	$158,052	$239,275
Allowance for doubtful accounts	(3,781)	(3,912)
Billed receivables, net	154,271	235,363
Accrued receivables	341,417	336,858
Significant financing component	(31,782)	(35,029)
Total accrued receivables, net	309,635	301,829
Less: current accrued receivables	142,248	123,053
Less: current significant financing component	(10,126)	(10,234)
Total long-term accrued receivables, net	177,513	189,010
Total receivables, net	$463,906	$537,192

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of June 30, 2019, or December 31, 2018.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue. Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2018	$156,135
Deferral of revenue	79,147
Recognition of deferred revenue	(97,104)
Foreign currency translation	255
Balance, June 30, 2019	$138,433

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

Revenue allocated to remaining performance obligations was $647.8 million as of June 30, 2019, of which the Company expects to recognize approximately 45% over the next 12 months and the remainder thereafter.

During the three and six months ended June 30, 2019 and 2018, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Acquisition
Speedpay
On May 9, 2019, the Company acquired Speedpay, a subsidiary of The Western Union Company (“Western Union”), for $755.3 million in cash, including working capital adjustments, pursuant to a Stock Purchase Agreement, among the Company, Western Union, and ACI Worldwide Corp., a wholly owned subsidiary of the Company. The Company has included the financial results of Speedpay in the condensed consolidated financial statements from the date of acquisition. The combination of the Company and Speedpay bill pay solutions serves more than 4,000 customers across the U.S., bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay increases the scale of the Company’s On Demand platform business and allows the acceleration of platform innovation through increased research and development and investment in ACI On Demand's platform infrastructure.

To fund the acquisition, the Company amended its existing Credit Agreement, dated February 24, 2017, for an additional $500.0 million senior secured term loan (“Delayed Draw Term Loan”), in addition to drawing $250.0 million on the available Revolving Credit Facility. See Note 4, Debt, for terms of the Credit Agreement. The remaining acquisition consideration was funded with cash on hand.

The Company expensed approximately $16.6 million and $21.3 million of costs related to the acquisition of Speedpay for the three and six months ended June 30, 2019, respectively. These costs, which consist primarily of investment bank, consulting, and legal fees, are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Speedpay contributed approximately $49.3 million in revenue and $7.6 million in operating income for the three and six months ended June 30, 2019.

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon external valuation and other analyses that have not been completed as of the date of this filing, including, but not limited to, certain tax matters, software, intangible assets, and accrued liabilities. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation as of June 30, 2019, which are subject to completion of the valuation and other analyses (in thousands, except weighted average useful lives):

	Amount	Weighted Average Useful Lives
Current assets:
Cash and cash equivalents	$135
Receivables, net of allowances	18,422
Settlement assets	239,604
Prepaid expenses	317
Other current assets	19,585
Total current assets acquired	278,063
Noncurrent assets:
Goodwill	367,142
Software	113,600	7 years
Customer relationships	208,500	15 years
Trademarks	10,900	5 years
Other noncurrent assets	3,745
Total assets acquired	981,950
Current liabilities:
Accounts payable	6,743
Settlement liabilities	212,892
Employee compensation	1,959
Other current liabilities	3,802
Total current liabilities acquired	225,396
Noncurrent liabilities:
Other noncurrent liabilities	1,219
Total liabilities acquired	226,615
Net assets acquired	$755,335

Factors contributing to the purchase price that resulted in the goodwill (which is tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products and customers.

Unaudited Pro Forma Financial Information
The pro forma financial information in the table below presents the combined results of operations for ACI and Speedpay as if the acquisition had occurred January 1, 2018. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, and does not reflect potential synergies, integration costs, or other such costs or savings.

Certain pro forma adjustments have been made to net income (loss) for the three and six months ended June 30, 2019 and 2018, to give effect to estimated adjustments that remove the amortization expense on eliminated Speedpay historical identifiable intangible assets, add amortization expense for the value of acquired identified intangible assets (primarily acquired software, customer relationships, and trademarks), and add estimated interest expense on the Company’s additional Delayed Draw Term Loan and Revolving Credit Facility borrowings. Additionally, certain transaction expenses that are a direct result of the acquisition have been excluded from the three and six months ended June 30, 2019 and 2018.

The following is the unaudited summarized pro forma financial information for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pro forma revenue	$334,077	$322,407	$628,136	$626,691
Pro forma net income (loss)	15,249	(7,382)	(5,996)	(13,595)
Pro forma income (loss) per share:
Basic	$0.13	$(0.06)	$(0.05)	$(0.12)
Diluted	0.13	(0.06)	(0.05)	(0.12)

Walletron
On May 9, 2019, the Company also completed the acquisition of Walletron, which delivers patented mobile wallet technology.  The Company has included the financial results of Walletron in the condensed consolidated financial statements from the date of acquisition, which were not material.
4. Debt
As of June 30, 2019, the Company had $235.0 million, $775.5 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loan, and Senior Notes, respectively, with up to $265.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

Credit Agreement
On April 5, 2019, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with ACI Worldwide Corp., Official Payments Corporation ("OPAY"), the lenders, and Bank of America, N.A., as administrative agent for the lenders, to amend and restate the Company's existing agreement, as amended, dated February 24, 2017. The amended Credit Agreement: permitted the Company to borrow up to $500.0 million in the form of an additional senior secured term loan; extended the revolver and the existing term loan maturity date from February 24, 2022, to April 5, 2024; increased the maximum consolidated senior secured net leverage ratio covenant from 3.50:1.00 to 3.75:1.00; and increased the maximum consolidated total net leverage ratio covenant from 4.25:1.00 to 5.00:1.00, with subsequent decreases occurring every three quarters thereafter for a specified period of time; among other things. In connection with amending the Credit Agreement, the Company incurred and paid debt issuance costs of $12.8 million as of June 30, 2019.

The Credit Agreement consists of (a) a five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes sublimits for (1) the issuance of standby letters of credit and (2) swingline loans, (b) a five-year $279.0 million senior secured term loan facility (the "Initial Term Loan") and (c) a five-year $500.0 million Delayed Draw Term Loan (together with the Initial Term Loan, the "Term Loans", and together with the Initial Term Loan and the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment.

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect as of June 30, 2019, for the Credit Facility was 4.65%.

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

The Company’s obligations under the Credit Facility and cash management arrangements entered into with lenders under the Credit Facility (or affiliates thereof) and the obligations of the subsidiary guarantors are secured by first-priority security interests in substantially all assets of the Company and any guarantor, including 100% of the capital stock of ACI Worldwide Corp. and each domestic subsidiary of the Company, each domestic subsidiary of any guarantor, and 65% of the voting capital stock of each foreign subsidiary of the Company that is directly owned by the Company or a guarantor, in each case subject to certain exclusions set forth in the credit documentation governing the Credit Facility. The collateral agreement of the Credit Agreement, as amended, released the lien on certain assets of OPAY, our electronic bill presentment and payment affiliate, to allow OPAY to comply with certain eligible securities and unencumbered asset requirements related to money transmitter or transfer license rules and regulations.

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s and its subsidiaries' ability to: create, incur, assume or suffer to exist any additional indebtedness; create, incur, assume or suffer to exist any liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, consolidate or enter into any similar combination or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; directly or indirectly engage in transactions with affiliates; alter in any material respect the character or conduct of the business; enter into amendments of or waivers under subordinated indebtedness, organizational documents and certain other material agreements; and hold certain assets and incur certain liabilities.

Senior Notes
On August 21, 2018, the Company completed a $400.0 million offering of the 2026 Notes at an issue price of 100% of the principal amount, in a private placement for resale to qualified institutional buyers. The 2026 Notes bear interest at an annual rate of 5.750% , payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2019. Interest accrued from August 21, 2018. The 2026 Notes will mature on August 15, 2026.

Maturities on debt outstanding as of June 30, 2019, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2019	$19,475
2020	38,950
2021	38,950
2022	50,431
2023	69,906
Thereafter	1,192,823
Total	$1,410,535

The Credit Facility will mature on April 5, 2024, and the 2026 Notes will mature on August 15, 2026. The Revolving Credit Facility and 2026 Notes do not amortize. The Term Loans do amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of June 30, 2019, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Term loans	$775,535	$284,959
Revolving credit facility	235,000	—
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(24,350)	(13,203)
Total debt	1,386,185	671,756
Less: current portion of term loans	38,950	23,747
Less: current portion of debt issuance costs	(4,861)	(2,980)
Total long-term debt	$1,352,096	$650,989

Overdraft Facility
In 2019, the Company and OPAY entered in to a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at LIBOR plus 0.875% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of June 30, 2019, there was no amount outstanding on the overdraft facility.

Other
During the six months ended June 30, 2019, the Company financed certain multi-year license agreements for internal-use software for $10.4 million, with annual payments through April 2022. As of June 30, 2019, $19.8 million is outstanding under these and other license agreements previously entered into, of which $11.6 million and $8.2 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet. Upon execution, these arrangements have been treated as a non-cash investment and financing activity for purposes of the condensed consolidated statements of cash flows.
5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the six months ended June 30, 2019 and 2018, totaled 60,362 and 77,118, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2018	4,864,836	$17.76
Exercised	(365,808)	15.90
Forfeited	(3,496)	17.89
Outstanding as of June 30, 2019	4,495,532	$17.91	5.77	$73,859,896
Exercisable as of June 30, 2019	3,951,380	$17.59	5.54	$66,188,229

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2018, was $7.03. The total intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018, was $6.0 million and $11.3 million, respectively. There were no stock options granted during the six months ended June 30, 2019.

The fair value of options granted during the six months ended June 30, 2018, were estimated on the date of grant using the Black-Scholes option-pricing model, acceptable under ASC 718, Compensation – Stock Compensation (“ASC 718”), with the following weighted average assumptions:

Six Months Ended June 30, 2018
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

Long-term Incentive Program Performance Share Awards
A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) is as follows:

	Number of Shares at Expected Attainment	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	540,697	$19.83
Forfeited	(16,319)	20.12
Change in attainment	377,557	20.22
Nonvested as of June 30, 2019	901,935	$19.99

During the six months ended June 30, 2019, the Company revised the expected attainment rates for all outstanding LTIP performance shares due to changes in forecasted sales and operating income, resulting in additional stock-based compensation expense of approximately $6.0 million for the three and six months ended June 30, 2019.

Restricted Share Awards
A summary of nonvested restricted share awards (“RSAs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	213,337	$20.21
Vested	(104,763)	20.21
Forfeited	(9,068)	20.12
Nonvested as of June 30, 2019	99,506	$20.21

During the six months ended June 30, 2019, a total of 104,763 RSAs vested. The Company withheld 32,371 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards (“TSRs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	718,931	$29.25
Granted	436,674	47.90
Forfeited	(18,050)	36.06
Nonvested as of June 30, 2019	1,137,555	$36.30

The fair value of TSRs granted during the six months ended June 30, 2019 and 2018, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted average assumptions:

	Six Months Ended June 30,
	2019	2018
Expected life (years)	2.8	2.9
Risk-free interest rate	2.5%	2.4%
Expected volatility	29.3%	28.0%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards (“RSUs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	651,045	$23.82
Granted	679,480	33.06
Vested	(257,982)	24.13
Forfeited	(22,465)	26.60
Nonvested as of June 30, 2019	1,050,078	$29.66

During the six months ended June 30, 2019, a total of 257,982 RSUs vested. The Company withheld 57,403 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2019, there were unrecognized compensation costs of $27.4 million related to nonvested TSRs, $27.4 million related to nonvested RSUs, $3.8 million related to nonvested LTIP performance shares, $1.3 million related to nonvested RSAs, and $0.8 million related to nonvested stock options, which the Company expects to recognize over weighted average periods of 2.1 years, 1.8 years, 0.7 years, 0.7 years, and 0.7 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2019 and 2018, of $14.4 million and $7.7 million, respectively, with corresponding tax benefits of $2.8 million and $1.2 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2019 and 2018, of $21.0 million and $14.1 million, respectively, with the corresponding tax benefits of $4.0 million and $2.2 million, respectively.
6. Software and Other Intangible Assets
As of June 30, 2019, software net book value totaled $246.3 million, net of $275.6 million of accumulated amortization. Included in this net book value amount is software for resale of $21.5 million and software acquired or developed for internal use of $224.8 million.

As of December 31, 2018, software net book value totaled $137.2 million, net of $252.2 million of accumulated amortization. Included in this net book value amount is software for resale of $27.5 million and software acquired or developed for internal use of $109.7 million.

Amortization of software for resale is computed using the greater of (a) the ratio of current revenues to total current and future revenues expected to be derived from the software or (b) the straight-line method over an estimated useful life of generally three to ten years. Software for resale amortization expense recorded during the three months ended June 30, 2019 and 2018, totaled $3.0 million and $3.4 million, respectively. Software for resale amortization expense recorded in the six months ended June 30, 2019 and 2018, totaled $6.0 million and $7.0 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to ten years. Software for internal use amortization expense recorded during the three months ended June 30, 2019 and 2018, totaled $13.3 million and $10.3 million, respectively. Software for internal use amortization expense recorded during the six months ended June 30, 2019 and 2018, totaled $23.7 million and $20.8 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$506,831	$(143,307)	$363,524	$297,991	$(131,187)	$166,804
Trademarks and tradenames	27,253	(15,869)	11,384	16,348	(15,025)	1,323
Total other intangible assets	$534,084	$(159,176)	$374,908	$314,339	$(146,212)	$168,127

Other intangible assets amortization expense during the three months ended June 30, 2019 and 2018, totaled $7.6 million and $4.8 million, respectively. Other intangible assets amortization expense for the six months ended June 30, 2019 and 2018, totaled $13.1 million and $9.7 million, respectively.

Based on capitalized intangible assets as of June 30, 2019, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software	Other Intangible Assets
Remainder of 2019	$35,197	$18,830
2020	62,338	37,046
2021	49,336	36,555
2022	31,603	36,409
2023	23,123	36,107
Thereafter	44,717	209,961
Total	$246,314	$374,908

7. Corporate Restructuring and Other Organizational Changes
A summary of the facility closures liability is as follows (in thousands):

Balance, December 31, 2018	$4,127
Amounts paid during the period	(777)
Foreign currency translation adjustments	2
Balance, June 30, 2019	$3,352

Of the $3.4 million restructuring liability, $1.6 million and $1.8 million are recorded in other current liabilities and operating lease liabilities, respectively, in the condensed consolidated balance sheet as of June 30, 2019.
8. Common Stock and Treasury Stock
In 2005, the board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorize additional funds for the program. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized.

The Company repurchased 23,802 shares for $0.6 million under the program during the six months ended June 30, 2019. Under the program to date, the Company has repurchased 44,153,195 shares for approximately $548.5 million. As of June 30, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was $176.0 million.
9. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed in accordance with ASC 260, Earnings per Share, based on weighted average outstanding common shares. Diluted earnings (loss) per share is computed based on basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and RSUs.

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding:
Basic weighted average shares outstanding	116,586	115,548	116,287	115,595
Add: Dilutive effect of stock options and RSUs	2,200	—	—	—
Diluted weighted average shares outstanding	118,786	115,548	116,287	115,595

The diluted earnings (loss) per share computation excludes 2.1 million and 7.9 million options to purchase shares, RSAs, RSUs, and contingently issuable shares during the three months ended June 30, 2019 and 2018, respectively, as their effect would be anti-dilutive. The diluted loss per share computation excludes 7.5 million and 8.3 million options to purchase shares, RSAs, RSUs, and contingently issuable shares during the six months ended June 30, 2019 and 2018, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2019, and December 31, 2018, was 116,684,869 and 116,123,361, respectively.
10. Other, Net
Other, net is comprised of foreign currency transaction gains of $1.4 million and losses of $1.7 million for the three months ended June 30, 2019 and 2018, respectively. Other, net is comprised of foreign currency transaction losses of $0.5 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively.
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

The following is selected financial data for the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
ACI On Premise	$125,119	$121,395	$221,126	$226,425
ACI On Demand	172,499	113,600	282,347	217,880
Total revenue	$297,618	$234,995	$503,473	$444,305
Segment Adjusted EBITDA
ACI On Premise	$57,069	$54,760	$85,337	$93,658
ACI On Demand	17,340	(3,364)	17,078	(7,597)
Depreciation and amortization	(29,778)	(24,351)	(54,630)	(49,344)
Stock-based compensation expense	(14,372)	(7,705)	(20,957)	(14,067)
Corporate and unallocated expenses	(36,141)	(21,498)	(60,803)	(41,512)
Interest, net	(12,326)	(6,975)	(20,907)	(13,596)
Other, net	1,402	(1,677)	(510)	(1,732)
Loss before income taxes	$(16,806)	$(10,810)	$(55,392)	$(34,190)
Depreciation and amortization
ACI On Premise	$3,019	$2,849	$6,049	$5,824
ACI On Demand	8,489	7,826	16,051	15,562
Corporate	18,270	13,676	32,530	27,958
Total depreciation and amortization	$29,778	$24,351	$54,630	$49,344
Stock-based compensation expense
ACI On Premise	$2,051	$1,838	$4,007	$3,305
ACI On Demand	2,214	1,834	4,165	3,297
Corporate	10,107	4,033	12,785	7,465
Total stock-based compensation expense	$14,372	$7,705	$20,957	$14,067

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary geographic market and primary solution category for the Company’s reportable segments (in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$35,696	$155,825	$191,521	$25,394	$97,825	$123,219
Americas - Other	12,413	2,107	14,520	11,776	2,348	14,124
EMEA	52,155	12,492	64,647	62,489	12,425	74,914
Asia Pacific	24,855	2,075	26,930	21,736	1,002	22,738
Total	$125,119	$172,499	$297,618	$121,395	$113,600	$234,995
Primary Solution Categories
Bill Payments	$—	$125,339	$125,339	$—	$74,371	$74,371
Digital Channels	9,444	18,011	27,455	8,917	10,310	19,227
Merchant Payments	7,637	17,942	25,579	5,308	15,411	20,719
Payments Intelligence	6,504	8,874	15,378	7,974	10,247	18,221
Real-Time Payments	21,809	907	22,716	15,741	484	16,225
Retail Payments	79,725	1,426	81,151	83,455	2,777	86,232
Total	$125,119	$172,499	$297,618	$121,395	$113,600	$234,995

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$62,118	$248,861	$310,979	$56,258	$186,770	$243,028
Americas - Other	23,358	4,850	28,208	28,560	4,668	33,228
EMEA	94,606	24,560	119,166	101,175	24,434	125,609
Asia Pacific	41,044	4,076	45,120	40,432	2,008	42,440
Total	$221,126	$282,347	$503,473	$226,425	$217,880	$444,305
Primary Solution Categories
Bill Payments	$—	$194,306	$194,306	$—	$140,539	$140,539
Digital Channels	18,169	27,799	45,968	20,280	20,954	41,234
Merchant Payments	12,659	37,281	49,940	10,383	28,957	39,340
Payments Intelligence	13,541	17,855	31,396	18,329	20,870	39,199
Real-Time Payments	36,524	1,525	38,049	29,382	934	30,316
Retail Payments	140,233	3,581	143,814	148,051	5,626	153,677
Total	$221,126	$282,347	$503,473	$226,425	$217,880	$444,305

The following is the Company’s long-lived assets by geographic location (in thousands):

	June 30, 2019	December 31, 2018
Long-lived Assets
United States	$1,538,730	$811,435
Other	726,038	717,495
Total	$2,264,768	$1,528,930

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2019 and 2018. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2019 and 2018.
12. Income Taxes
The effective tax rate for the three and six months ended June 30, 2019, was 134% and 63%, respectively. The Company reported an overall tax benefit on a pretax loss for the three and six months ended June 30, 2019. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2019, were $11.0 million and $4.8 million, respectively. The effective tax rate for the three and six months ended June 30, 2019, was positively impacted by state income tax benefits on a domestic loss. In addition, the Company released a majority of its valuation allowance established against its U.S. foreign tax credit deferred tax asset, resulting in a non-cash benefit to income tax expense of approximately $18.5 million. The Company released the valuation allowance following the acquisition of Speedpay and has determined that it is more likely than not that it will be able to utilize the foreign tax credits in future years due to additional income provided by Speedpay.

The effective tax rate for the three and six months ended June 30, 2018, was (35)% and 1%, respectively. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2018, were $7.2 million and $5.4 million, respectively. The effective tax rate for the three and six months ended June 30, 2018, was negatively impacted by losses in certain foreign jurisdictions taxed at lower rates and domestic taxes resulting from the current GILTI tax, partially offset by equity compensation tax benefits.

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

As of June 30, 2019, and December 31, 2018, the amount of unrecognized tax benefits for uncertain tax positions was $28.3 million and $28.4 million, respectively, excluding related liabilities for interest and penalties of $1.2 million as of June 30, 2019 and December 31, 2018.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.9 million, due to the settlement of various audits and the expiration of statutes of limitation.
13. Leases
The Company has operating leases for corporate offices and data centers. Excluding office leases, leases with an initial term of 12 months or less that do not include an option to purchase the underlying asset are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term.

The Company’s leases typically include certain renewal options to extend the leases for up to 25 years, some of which include options to terminate the leases within one year. The exercise of lease renewal options is at the Company’s sole discretion. The Company combines lease and non-lease components of its leases and currently has no leases with options to purchase the leased property. Payments of maintenance and property tax costs paid by the Company are accounted for as variable lease cost, which are expensed as incurred.

The components of lease cost are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$4,287	$8,323
Variable lease cost	760	1,746
Sublease income	(141)	(280)
Total lease cost	$4,906	$9,789

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,849	$10,260
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,984	$6,202

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

June 30, 2019
Assets:
Operating lease right-of-use assets	$62,316
Liabilities:
Other current liabilities	$15,193
Operating lease liabilities	50,550
Total operating lease liabilities	$65,743
Weighted average remaining operating lease term (years)	6.78
Weighted average operating lease discount rate	4.07%

The Company uses its incremental borrowing rate as the discount rate. As the Company enters into operating leases in multiple jurisdictions and denominated in currencies other than the U.S. dollar, judgment is used to determine the Company’s incremental borrowing rate including (1) conversion of its subordinated borrowing rate (using published yield curves) to an unsubordinated and collateralized rate, (2) adjusting the rate to align with the term of each lease, and (3) adjusting the rate to incorporate the effects of the currency in which the lease is denominated.

Maturities on lease liabilities as of June 30, 2019, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2019	$8,605
2020	16,547
2021	11,956
2022	9,130
2023	7,474
Thereafter	21,554
Total lease payments	75,266
Less: imputed interest	9,523
Total lease liability	$65,743

Future payments under operating lease agreements accounted for under ASC 840, Leases, as of December 31, 2018, were as follows (in thousands):

Fiscal Year Ending December 31,
2019	$16,925
2020	14,212
2021	10,538
2022	8,178
2023	6,529
Thereafter	21,196
Total minimum lease payments	$77,578

As of June 30, 2019, the Company has additional operating leases for office facilities that have not yet commenced with minimum lease payments of $4.0 million. These operating leases will commence between fiscal year 2019 and 2020 with lease terms of three to seven years.
14. Subsequent Event
On July 23, 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company will account for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures.

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

•
risk of difficulties integrating E Commerce Group Products, Inc. and its subsidiary, Speedpay, Inc. (collectively referred to as "Speedpay"), which may cause us to fail to realize anticipated benefits of the acquisition;

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed March 1, 2019. Results for the three and six months ended June 30, 2019, are not necessarily indicative of results that may be attained in the future.
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

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy, which includes elements intended to streamline our supply chain and maximize expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We increased our software as a service ("SaaS") and platform as a service ("PaaS") capabilities with a data center in Ireland allowing our SaaS and PaaS solutions to be more-broadly offered in the European market. We also continue to grow centers of expertise in Timisoara, Romania and Pune and Bangalore in India, as well as key operational centers such as Cape Town, South Africa and in multiple locations in the United States.

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

Financial institution consolidation. Consolidation continues on a national and international basis, as banks and financial intermediaries seek to add market share and increase overall efficiency. Such consolidations have increased, and may continue to increase, in their number, size, and market impact as a result of recent economic conditions affecting the banking and financial industries. There are several potential negative effects of increased consolidation activity. Continuing consolidation of banks and financial intermediaries may result in a smaller number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity decides to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger banks and financial intermediaries as customers, often resulting in our solutions being the solutions that survive in the consolidated entity.

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

Acquisition
Speedpay
On May 9, 2019, we acquired E Commerce Group Products, Inc. ("ECG"), a subsidiary of The Western Union Company (“Western Union”), along with ECG's subsidiary, Speedpay, Inc. (collectively referred to as "Speedpay") for $755.3 million in cash, including working capital adjustments, pursuant to a Stock Purchase Agreement, among the Company, Western Union, and ACI Worldwide Corp., our wholly owned subsidiary. The combination of the Company and Speedpay bill pay solutions serves more than 4,000 customers across the U.S., bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay increases the scale of our On Demand platform business and allows the acceleration of platform innovation.

To fund the acquisition, we amended our existing Credit Agreement, dated February 24, 2017, for an additional $500.0 million senior secured term loan, in addition to drawing $250.0 million on the available Revolving Credit Facility. See Note 4, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for terms of the Credit Agreement. The remaining acquisition consideration was funded with cash on hand.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of June 30, 2019, March 31, 2019, and December 31, 2018 (in millions). The June 30, 2019, 60-month backlog estimate includes approximately $1.5 billion as a result of the acquisition of Speedpay. Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2019	March 31, 2019	December 31, 2018
ACI On Premise	$1,880	$1,861	$1,875
ACI On Demand	3,813	2,290	2,299
Total	$5,693	$4,151	$4,174

	June 30, 2019	March 31, 2019	December 31, 2018
Committed	$2,105	$1,734	$1,832
Renewal	3,588	2,417	2,342
Total	$5,693	$4,151	$4,174

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended June 30, 2019, Compared to the Three Month Period Ended June 30, 2018

	Three Months Ended June 30,
	2019				2018
	Amount	% of Total Revenue	$ Change vs 2018	% Change vs 2018	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$172,499	58%	$58,899	52%	$113,600	48%
License	52,541	18%	6,986	15%	45,555	19%
Maintenance	51,922	17%	(3,126)	(6)%	55,048	23%
Services	20,656	7%	(136)	(1)%	20,792	9%
Total revenues	297,618	100%	62,623	27%	234,995	100%
Operating expenses:
Cost of revenue	155,240	52%	38,979	34%	116,261	49%
Research and development	39,235	13%	1,373	4%	37,862	16%
Selling and marketing	32,962	11%	(198)	(1)%	33,160	14%
General and administrative	49,319	17%	20,482	71%	28,837	12%
Depreciation and amortization	26,744	9%	5,711	27%	21,033	9%
Total operating expenses	303,500	102%	66,347	28%	237,153	101%
Operating loss	(5,882)	(2)%	(3,724)	173%	(2,158)	(1)%
Other income (expense):
Interest expense	(15,323)	(5)%	(5,606)	58%	(9,717)	(4)%
Interest income	2,997	1%	255	9%	2,742	1%
Other, net	1,402	—%	3,079	(184)%	(1,677)	(1)%
Total other income (expense)	(10,924)	(4)%	(2,272)	26%	(8,652)	(4)%
Loss before income taxes	(16,806)	(6)%	(5,996)	55%	(10,810)	(5)%
Income tax expense (benefit)	(22,531)	(8)%	(26,295)	(699)%	3,764	2%
Net income (loss)	$5,725	2%	$20,299	(139)%	$(14,574)	(6)%
Revenues
Total revenue for the three months ended June 30, 2019, increased $62.6 million, or 27%, as compared to the same period in 2018, of which $49.3 million, or 21%, was due to the acquisition of Speedpay.

Total revenue was $4.5 million lower for the three months ended June 30, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, total revenue for the three months ended June 30, 2019, increased $17.8 million, or 8%, compared to the same period in 2018.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
The Company’s SaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a single-tenant cloud environment on a subscription basis. The Company’s PaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a multi-tenant cloud environment on a subscription or consumption basis. Included in SaaS and PaaS revenue are fees paid by our customers for use of our Biller solutions. Biller-related fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled. SaaS and PaaS costs include payment card interchange fees, the amounts payable to banks and payment card processing fees, which are included in cost of revenue in the condensed consolidated statements of operations. All fees from SaaS and PaaS arrangements that do not qualify for treatment as a distinct performance obligation, which includes set-up fees, implementation or customization services, and product support services, are included in SaaS and PaaS revenue.

SaaS and PaaS revenue increased $58.9 million, or 52%, during the three months ended June 30, 2019, as compared to the same period in 2018, of which $49.3 million, or 43%, was due to the acquisition of Speedpay. SaaS and PaaS revenue was $0.8 million lower for the three months ended June 30, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, SaaS and PaaS revenue for the three months ended June 30, 2019, increased $10.4 million, or 9%, compared to the same period in 2018, of which $8.6 million and $1.8 million is attributable to acceleration of recurring revenue associated with customer-related consolidation activity and new customers adopting our SaaS and PaaS offerings and existing customers adding new functionality or increasing transaction volumes, respectively.

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

License revenue increased $7.0 million, or 15%, during the three months ended June 30, 2019, as compared to the same period in 2018. License revenue was $2.1 million lower for the three months ended June 30, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, license revenue for the three months ended June 30, 2019, increased $9.0 million, or 20%, compared to the same period in 2018.

The increase in total license revenue was primarily driven by the timing and relative size of license and capacity events during the three months ended June 30, 2019, as compared to the same period in 2018.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $3.1 million, or 6%, during the three months ended June 30, 2019, as compared to the same period in 2018. Maintenance revenue was $1.2 million lower for the three months ended June 30, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, maintenance revenue for the three months ended June 30, 2019, decreased $1.9 million, or 3%, compared to the same period in 2018.

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

Services revenue decreased $0.1 million, or 1%, during the three months ended June 30, 2019, as compared to the same period in 2018. Services revenue was $0.5 million lower for the three months ended June 30, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, services revenue for the three months ended June 30, 2019, increased $0.4 million, or 2%, compared to the same period in 2018.

Operating Expenses
Total operating expenses for the three months ended June 30, 2019, increased $66.3 million, or 28%, as compared to the same period in 2018, of which $41.8 million, or 18%, and $16.6 million, or 7%, was due to the acquisition of Speedpay and significant transaction and integration-related expenses associated with the acquisition of Speedpay, respectively.

Total operating expenses for the three months ended June 30, 2018, included $0.6 million of significant integration and divestiture-related expenses. Total operating expenses were $3.5 million lower for the three months ended June 30, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant acquisition and integration-related expenses, and foreign currency, total operating expenses for the three months ended June 30, 2019, increased $12.2 million, or 5%, compared to the same period in 2018, primarily due to higher cost of revenue, general and administrative, research and development, and depreciation and amortization expenses, partially offset by lower selling and marketing.

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

Cost of revenue increased $39.0 million, or 34%, during the three months ended June 30, 2019, compared to the same period in 2018, of which $33.9 million, or 29%, was due to the acquisition of Speedpay. Cost of revenue was $1.3 million lower for the three months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, cost of revenue increased $6.4 million, or 6%, for the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to a $4.8 million increase in payment card interchange and processing fees.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $1.4 million, or 4%, during the three months ended June 30, 2019, as compared to the same period in 2018, of which $1.8 million, or 5%, was due to the acquisition Speedpay. R&D expense was $1.0 million lower for the three months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, R&D expense increased $0.6 million, or 1%, for the three months ended June 30, 2019, as compared to the same period in 2018, due to an increase in personnel and related expenses.

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

Selling and marketing expense decreased $0.2 million, or 1%, during the three months ended June 30, 2019, as compared to the same period in 2018. The acquisition of Speedpay contributed $1.2 million to selling and marketing expense during the three months ended June 30, 2019. Selling and marketing expense was $0.7 million lower for the three months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, selling and marketing expense decreased $0.7 million, or 2%, for the three months ended June 30, 2019, as compared to the same period in 2018, due to a decrease in advertising and promotions expense.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $20.5 million, or 71%, during the three months ended June 30, 2019, as compared to the same period in 2018, of which $0.6 million, or 2%, and $16.4 million, or 57%, was due to the acquisition of Speedpay and significant transaction and integration-related expenses associated with the acquisition of Speedpay, respectively. General and administrative expense for the three months ended June 30, 2018, included $0.4 million of significant integration and divestiture-related expenses. General and administrative expense was $0.2 million lower for the three months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant acquisition and integration-related expenses, and foreign currency, general and administrative expense increased $4.0 million, or 14%, for the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in personnel and related expenses.

Depreciation and Amortization
Depreciation and amortization increased $5.7 million, or 27%, during the three months ended June 30, 2019, as compared to the same period in 2018, of which $4.3 million, or 20%, was due to the acquisition of Speedpay. Depreciation and amortization was $0.3 million lower for the three months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, depreciation and amortization increased $1.8 million, or 9%, for the three months ended June 30, 2019, as compared to the same period in 2018.

Other Income and Expense
Interest expense for the three months ended June 30, 2019, increased $5.6 million, or 58%, as compared to the same period in 2018, primarily due to higher comparative debt balances and interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended June 30, 2019, increased $0.3 million, or 9%, as compared to the same period in 2018.

Other, net consists of foreign currency gain or loss and other non-operating items. Foreign currency gain for the three months ended June 30, 2019 was $1.4 million and foreign currency loss for the three months ended June 30, 2018 was $1.7 million.

Income Taxes
Refer to Note 12, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Six Month Period Ended June 30, 2019, Compared to the Six Month Period Ended June 30, 2018

	Six Months Ended June 30,
	2019				2018
	Amount	% of Total Revenue	$ Change vs 2018	% Change vs 2018	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$281,056	56%	$63,176	29%	$217,880	49%
License	73,619	15%	18	—%	73,601	17%
Maintenance	107,033	21%	(4,674)	(4)%	111,707	25%
Services	41,765	8%	648	2%	41,117	9%
Total revenues	503,473	100%	59,168	13%	444,305	100%
Operating expenses:
Cost of revenue	270,181	54%	46,584	21%	223,597	50%
Research and development	75,429	15%	776	1%	74,653	17%
Selling and marketing	62,392	12%	(2,661)	(4)%	65,053	15%
General and administrative	80,836	16%	23,350	41%	57,486	13%
Depreciation and amortization	48,610	10%	6,232	15%	42,378	10%
Total operating expenses	537,448	107%	74,281	16%	463,167	104%
Operating loss	(33,975)	(7)%	(15,113)	80%	(18,862)	(4)%
Other income (expense):
Interest expense	(26,937)	(5)%	(7,855)	41%	(19,082)	(4)%
Interest income	6,030	1%	544	10%	5,486	1%
Other, net	(510)	—%	1,222	(71)%	(1,732)	—%
Total other income (expense)	(21,417)	(4)%	(6,089)	40%	(15,328)	(3)%
Loss before income taxes	(55,392)	(11)%	(21,202)	62%	(34,190)	(8)%
Income tax benefit	(35,154)	(7)%	(34,966)	18,599%	(188)	—%
Net loss	$(20,238)	(4)%	$13,764	(40)%	$(34,002)	(8)%
Revenues
Total revenue for the six months ended June 30, 2019, increased $59.2 million, or 13%, as compared to the same period in 2018, of which $49.3 million, or 11%, was due to the acquisition of Speedpay.

Total revenue was $8.2 million lower for the six months ended June 30, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, total revenue for the six months ended June 30, 2019, increased $18.1 million, or 4%, compared to the same period in 2018.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $63.2 million, or 29%, during the six months ended June 30, 2019, as compared to the same period in 2018, of which $49.3 million, or 23%, was due to the acquisition of Speedpay. SaaS and PaaS revenue was $1.7 million lower for the six months ended June 30, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, SaaS and PaaS revenue for the six months ended June 30, 2019, increased $15.6 million, or 7%, compared to the same period in 2018, of which $8.6 million and $7.0 million is attributable to acceleration of recurring revenue associated with customer-related consolidation activity and new customers adopting our SaaS and PaaS offerings and existing customers adding new functionality or increasing transaction volumes, respectively.

License Revenue
License revenue remained flat during the six months ended June 30, 2019, as compared to the same period in 2018. License revenue was $2.7 million lower for the six months ended June 30, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, license revenue for the six months ended June 30, 2019, increased $2.7 million, or 4%, compared to the same period in 2018.

The increase in license revenue was primarily driven by the timing and relative size of license and capacity events during the six months ended June 30, 2019, as compared to the same period in 2018.

Maintenance Revenue
Maintenance revenue decreased $4.7 million, or 4%, during the six months ended June 30, 2019, as compared to the same period in 2018. Maintenance revenue was $2.9 million lower for the six months ended June 30, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, maintenance revenue for the six months ended June 30, 2019, decreased $1.8 million, or 2%, compared to the same period in 2018.

Services Revenue
Services revenue increased $0.6 million, or 2%, during the six months ended June 30, 2019, as compared to the same period in 2018. Services revenue was $1.0 million lower for the six months ended June 30, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, services revenue for the six months ended June 30, 2019, increased $1.7 million, or 4%, compared to the same period in 2018.

Operating Expenses
Total operating expenses for the six months ended June 30, 2019, increased $74.3 million, or 16%, as compared to the same period in 2018, of which $41.8 million, or 9%, and $21.3 million, or 5%, was due to the acquisition of Speedpay and significant transaction and integration-related expenses associated with the acquisition of Speedpay, respectively.

Total operating expenses for the six months ended June 30, 2018, included $5.0 million of significant integration and divestiture-related expenses. Total operating expenses were $8.8 million lower for the six months ended June 30, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant acquisition and integration-related expenses, and foreign currency, total operating expenses for the six months ended June 30, 2019, increased $25.1 million, or 6%, compared to the same period in 2018, primarily due to higher cost of revenue, general and administrative, research and development, and depreciation and amortization expenses, partially offset by lower selling and marketing.

Cost of Revenue
Cost of revenue increased $46.6 million, or 21%, during the six months ended June 30, 2019, compared to the same period in 2018, of which $33.9 million, or 15%, was due to the acquisition of Speedpay. Cost of revenue was $3.3 million lower for the six months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, cost of revenue increased $16.0 million, or 7%, for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to a $9.9 million increase in payment card interchange and processing fees and $6.1 million in personnel and related expenses.

Research and Development
R&D expense increased $0.8 million, or 1%, during the six months ended June 30, 2019, as compared to the same period in 2018. The acquisition of Speedpay contributed $1.8 million to R&D expense during the six months ended June 30, 2019. R&D expense was $2.3 million lower for the six months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, R&D expense increased $1.3 million, or 2%, for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in personnel and related expenses.

Selling and Marketing
Selling and marketing expense decreased $2.7 million, or 4%, during the six months ended June 30, 2019, as compared to the same period in 2018. The acquisition of Speedpay contributed $1.2 million to selling and marketing expense during the six months ended June 30, 2019. Selling and marketing expense was $1.7 million lower for the six months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, selling and marketing expense decreased $2.1 million, or 3%, for the six months ended June 30, 2019, as compared to the same period in 2018, due to a decrease in advertising and promotions expense.

General and Administrative
General and administrative expense increased $23.4 million, or 41%, during the six months ended June 30, 2019, as compared to the same period in 2018, of which $0.6 million, or 1%, and $21.2 million, or 37%, was due to the acquisition of Speedpay and significant transaction and integration-related expenses associated with the acquisition of Speedpay, respectively. General and administrative expense for the six months ended June 30, 2018, included $4.4 million of significant integration and divestiture-related expenses. General and administrative expense was $0.8 million lower for the six months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant acquisition and integration-related expense, and foreign currency, general and administrative expense increased $6.8 million, or 13%, for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in personnel and related expenses.

Depreciation and Amortization
Depreciation and amortization increased $6.2 million, or 15%, during the six months ended June 30, 2019, as compared to the same period in 2018, of which $4.3 million, or 10%, was due to the acquisition of Speedpay. Depreciation and amortization was $0.7 million lower for the six months ended June 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, depreciation and amortization increased $2.7 million, or 6%, for the six months ended June 30, 2019, as compared to the same period in 2018.

Other Income and Expense
Interest expense for the six months ended June 30, 2019, increased $7.9 million, or 41%, as compared to the same period in 2018, primarily due to higher comparative debt balances and interest rates, as well as $1.8 million of interest expense related to royalty payments recorded during the first quarter of 2019. Excluding the impact of interest expense related to royalty payments, interest expense for the six months ended June 30, 2019, increased $6.1 million, or 32%, as compared to the same period in 2018.

Interest income for the six months ended June 30, 2019, increased $0.5 million, or 10%, as compared to the same period in 2018.

Other, net consists of foreign currency loss and other non-operating items. Foreign currency loss for the six months ended June 30, 2019 and 2018, was $0.5 million and $1.7 million, respectively.

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

The following is selected financial data for our reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
ACI On Premise	$125,119	$121,395	$221,126	$226,425
ACI On Demand	172,499	113,600	282,347	217,880
Total revenue	$297,618	$234,995	$503,473	$444,305
Segment Adjusted EBITDA
ACI On Premise	57,069	54,760	85,337	93,658
ACI On Demand	17,340	(3,364)	17,078	(7,597)
Depreciation and amortization	(29,778)	(24,351)	(54,630)	(49,344)
Stock-based compensation expense	(14,372)	(7,705)	(20,957)	(14,067)
Corporate and unallocated expenses	(36,141)	(21,498)	(60,803)	(41,512)
Interest, net	(12,326)	(6,975)	(20,907)	(13,596)
Other, net	1,402	(1,677)	(510)	(1,732)
Loss before income taxes	$(16,806)	$(10,810)	$(55,392)	$(34,190)
Depreciation and amortization
ACI On Premise	$3,019	$2,849	$6,049	$5,824
ACI On Demand	8,489	7,826	16,051	15,562
Corporate	18,270	13,676	32,530	27,958
Total depreciation and amortization	$29,778	$24,351	$54,630	$49,344
Stock-based compensation expense
ACI On Premise	$2,051	$1,838	$4,007	$3,305
ACI On Demand	2,214	1,834	4,165	3,297
Corporate	10,107	4,033	12,785	7,465
Total stock-based compensation expense	$14,372	$7,705	$20,957	$14,067

ACI On Premise Segment Adjusted EBITDA increased $2.3 million for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to a $3.7 million increase in revenue.

ACI On Premise Segment Adjusted EBITDA decreased $8.3 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to a $5.3 million decrease in revenue and a $3.0 million increase in operating expenses.

ACI On Demand Segment Adjusted EBITDA increased $20.7 million for the three months ended June 30, 2019, compared to the same period in 2018, of which $12.0 million was due to the acquisition of Speedpay. Excluding the impact of the acquisition of Speedpay, ACI On Demand Segment Adjusted EBITDA increased $8.7 million, primarily due to a $9.7 million increase in revenue.

ACI On Demand Segment Adjusted EBITDA increased $24.7 million for the six months ended June 30, 2019, compared to the same period in 2018, of which $12.0 million was due to the acquisition of Speedpay. Excluding the impact of the acquisition of Speedpay, ACI On Demand Segment Adjusted EBITDA increased $12.7 million, primarily due to a $15.3 million increase in revenue, partially offset by a $2.6 million increase in operating expenses.

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

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$139,396	$148,502
Availability under revolving credit facility	265,000	500,000
Total liquidity	$404,396	$648,502

The decrease in total liquidity is primarily attributable to $235.0 million of outstanding revolving credit facility borrowings and $21.2 million of payments to purchase property and equipment and software and distribution rights, partially offset by positive operating cash flows.

The Company and Official Payments Corporation, a wholly owned subsidiary, maintain a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of June 30, 2019, the full $140.0 million was available.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 30, 2019, we had $139.4 million of cash and cash equivalents, of which $71.3 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of June 30, 2019, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of June 30, 2019.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used by):
Operating activities	$56,865	$71,111
Investing activities	(779,761)	(29,351)
Financing activities	714,655	(51,570)

Cash Flows from Operating Activities
Net cash flows provided by operating activities during the six months ended June 30, 2019, were $56.9 million as compared to $71.1 million during the same period in 2018. Net cash provided by operating activities primarily consists of net income (loss) adjusted to add back depreciation, amortization, and stock-based compensation. Cash flows provided by operating activities were $14.2 million lower for the six months ended June 30, 2019, compared to the same period in 2018, due to the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
During the first six months of 2019, we paid $755.2 million, net of $0.1 million in cash acquired, to acquire Speedpay. We also used cash of $21.2 million to purchase software, property and equipment, as compared to $27.9 million during the same period in 2018.

Cash Flows from Financing Activities
Net cash flows provided by financing activities for the six months ended June 30, 2019, were $714.7 million as compared to net cash flows used by financing activities of $51.6 million during the same period in 2018. During the first six months of 2019, we received proceeds of $500.0 million from our Delayed Draw Term Loan and $250.0 million from our Revolving Credit Facility to fund our purchase of Speedpay, and we repaid $9.4 million on the Initial Term Credit Loan and $15.0 million on the Revolving Credit Facility. In addition, we received proceeds of $7.6 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.8 million for the repurchase of restricted share awards (“RSAs”) and restricted share units (“RSUs”) for tax withholdings. We also used $0.6 million to repurchase common stock. During the first six months of 2018, we repaid $10.4 million on the Initial Term Loan. In addition, we received proceeds of $16.5 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.6 million for the repurchase of RSAs for tax withholdings. We also used $54.5 million to repurchase common stock.

We may decide to use cash to acquire new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies, and personnel, or through investments in other companies.

We believe our existing sources of liquidity, including cash on hand and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital and debt service requirements, for the next twelve months and foreseeable future.

Debt
On April 5, 2019, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) to amend and restate our existing agreement, dated February 24, 2017. The Credit Agreement consists of (a) a five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), (b) a five-year $279.0 million senior secured term loan facility (the “Initial Term Loan”), and (c) a five-year $500.0 million senior secured term loan facility (the “Delayed Draw Term Loan”, together with the Initial Term Loan, the "Term Loans", and together with the Initial Term Loan and the Revolving Credit Facility, the “Credit Facility”).

As of June 30, 2019, we had $235.0 million and $775.5 million outstanding under our Revolving Credit Facility and Term Loans, respectively, with up to $265.0 million of unused borrowings under the Revolving Credit Facility. The interest rate in effect for the Credit Facility as of June 30, 2019, was 4.65%. As of June 30, 2019, we also had $400.0 million outstanding of 5.750% Senior Notes due 2026 (the “2026 Notes”). Refer to Note 4, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Stock Repurchase Program
In 2005, our board of directors (“the board”) approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program. In February 2018, the board approved the repurchase of our common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized.

We repurchased 23,802 shares for $0.6 million under the program during the six months ended June 30, 2019. Under the program to date, we have repurchased 44,153,195 shares for approximately $548.5 million. As of June 30, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $176.0 million.

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

Contractual Obligations and Commercial Commitments
For the six months ended June 30, 2019, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2018, except as disclosed below (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan	$775,535	$38,950	$79,644	$656,941	$—
Term loan interest (1)	152,542	35,401	65,366	51,775	—
Revolving credit facility	235,000	—	—	235,000	—
Revolving credit facility interest (2)	52,035	10,955	21,909	19,171	—
Financed internal-use software (3)	19,795	11,634	8,161	—	—
Total	$1,234,907	$96,940	$175,080	$962,887	$—

(1)	Based on Term Loan debt outstanding and interest rate in effect at June 30, 2019, of 4.65%.

(2)	Based on Revolving Credit Facility debt outstanding and interest rate in effect at June 30, 2019, of 4.65%.

(3)
During the six months ended June 30, 2019, the Company financed certain multi-year license agreements for internal-use software for $10.4 million with annual payments through April 2022. As of June 30, 2019, $19.8 million is outstanding under these and other agreements previously entered into, of which $11.6 million and $8.2 million is included in other current liabilities and other noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits as of June 30, 2019, is $28.3 million.
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

During the six months ended June 30, 2019, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on March 1, 2019, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2019. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at June 30, 2019, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by approximately $0.1 million annually.

We had approximately $1.4 billion of debt outstanding as of June 30, 2019, with $1.0 billion outstanding under our Credit Facility and $400.0 million in 2026 Senior Notes. Our Credit Facility has a floating interest rate, which was 4.65% as of June 30, 2019. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.7 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting
On May 9, 2019, we completed the acquisition of Speedpay. We consider the transaction material to our results of operations, cash flows, and financial position from the date of the acquisition through June 30, 2019, and believe the internal controls and procedures of Speedpay have a material effect on our internal control over financial reporting. See Note 3, Acquisition, to our unaudited condensed consolidated financial statements included in Part 1 of this Form 10-Q for discussion of the acquisition and related financial data.

We are currently in the process of integrating Speedpay operations, and we anticipate a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2018, other than as disclosed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

We may experience difficulties integrating Speedpay, which could cause us to fail to realize the anticipated benefits of the acquisition.
Achieving the anticipated benefits of our acquisition of Speedpay will depend in part upon whether we are able to integrate the business in an effective and efficient manner. There can be no assurance that we will be able to fully integrate all aspects of

Speedpay successfully, advance our business strategy, or fully realize the potential benefits of bringing the businesses together, and the process of integrating Speedpay may disrupt our business and divert our resources. Any delay or inability of management to successfully integrate the operations of Speedpay could compromise our potential to achieve the anticipated long-term strategic benefits of the acquisitions and could have a material adverse effect on the business, financial condition, cash flows, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2019 through April 30, 2019	502	(1)	$33.96	—	$175,956,000
May 1, 2019 through May 31, 2019	—		—	—	175,956,000
June 1, 2019 through June 30, 2019	5,120	(1)	32.71	—	175,956,000
Total	5,622		$32.82	—

(1)
Pursuant to our 2005 Incentive Plan, we granted RSAs and RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended June 30, 2019, 90,429 shares of the RSAs and RSUs vested. We withheld 5,622 of those shares to pay the employees’ portion of the applicable payroll taxes.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of June 30, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $176.0 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
2.01	(1)	Stock Purchase Agreement, dated February 28, 2019
3.01	(2)	2013 Amended and Restated Certificate of Incorporation of the Company
3.02	(3)	Amended and Restated Bylaws of the Company
4.01	(4)	Form of Common Stock Certificate (P)
10.01	(5)	Form of Restricted Share Unit Award Agreement CEO (RSUs)
10.02	(6)	Form of Performance Share Award Agreement CEO (rTSR Performance Share Awards)
10.03	(7)	Form of Restricted Share Unit Award Agreement (RSUs)
10.04	(8)	Form of Performance Share Award Agreement (rTSR Performance Share Awards)
10.05	(9)	Amendment Agreement to the Amended and Restated Credit Agreement, dated April 5, 2019
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
____________

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

(P)	Paper Exhibit

(1)	Incorporated herein by reference to Exhibit 2.1 to the registrant’s quarterly report on Form 10-Q for the period ended March 31, 2019.

(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 17, 2017.

(3)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed February 27, 2017.

(4)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(5)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed March 8, 2019.

(6)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed March 8, 2019.

(7)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed March 8, 2019.

(8)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed March 8, 2019.

(9)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 11, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: August 8, 2019	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)