Form 10-Q
period 2019-09-30
ACI WORLDWIDE, INC.
filed 2019-11-07
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 4, 2019, there were 115,598,645 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$121,581	$148,502
Receivables, net of allowances of $3,790 and $3,912, respectively	325,333	348,182
Settlement assets	498,101	32,256
Prepaid expenses	28,160	23,277
Other current assets	31,715	14,260
Total current assets	1,004,890	566,477
Noncurrent assets
Accrued receivables, net	190,326	189,010
Property and equipment, net	72,747	72,729
Operating lease right-of-use assets	60,280	—
Software, net	235,936	137,228
Goodwill	1,278,265	909,691
Intangible assets, net	363,346	168,127
Deferred income taxes, net	62,970	27,048
Other noncurrent assets	71,996	52,145
TOTAL ASSETS	$3,340,756	$2,122,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,002	$39,602
Settlement liabilities	477,064	31,605
Employee compensation	41,285	38,115
Current portion of long-term debt	34,119	20,767
Deferred revenue	76,731	104,843
Other current liabilities	69,679	61,688
Total current liabilities	734,880	296,620
Noncurrent liabilities
Deferred revenue	60,490	51,292
Long-term debt	1,373,555	650,989
Deferred income taxes, net	24,407	31,715
Operating lease liabilities	48,281	—
Other noncurrent liabilities	40,206	43,608
Total liabilities	2,281,819	1,074,224
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2019, and December 31, 2018	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2019, and December 31, 2018	702	702
Additional paid-in capital	660,653	632,235
Retained earnings	875,344	863,768
Treasury stock, at cost, 24,958,573 and 24,401,694 shares at September 30, 2019, and December 31, 2018, respectively	(383,126)	(355,857)
Accumulated other comprehensive loss	(94,636)	(92,617)
Total stockholders’ equity	1,058,937	1,048,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,340,756	$2,122,455
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Software as a service and platform as a service	$192,952	$104,519	$474,008	$322,399
License	92,058	68,964	165,677	142,565
Maintenance	52,638	54,373	159,671	166,080
Services	17,253	17,669	59,018	58,786
Total revenues	354,901	245,525	858,374	689,830
Operating expenses
Cost of revenue (1)	174,168	102,473	444,349	326,070
Research and development	36,543	36,008	111,972	110,661
Selling and marketing	30,417	28,252	92,809	93,305
General and administrative	27,286	29,537	108,122	87,023
Depreciation and amortization	31,169	20,896	79,779	63,274
Total operating expenses	299,583	217,166	837,031	680,333
Operating income	55,318	28,359	21,343	9,497
Other income (expense)
Interest expense	(18,987)	(12,573)	(45,924)	(31,655)
Interest income	2,988	2,763	9,018	8,249
Other, net	(2,369)	(1,304)	(2,879)	(3,036)
Total other income (expense)	(18,368)	(11,114)	(39,785)	(26,442)
Income (loss) before income taxes	36,950	17,245	(18,442)	(16,945)
Income tax expense (benefit)	5,136	2,012	(30,018)	1,824
Net income (loss)	$31,814	$15,233	$11,576	$(18,769)
Income (loss) per common share
Basic	$0.27	$0.13	$0.10	$(0.16)
Diluted	$0.27	$0.13	$0.10	$(0.16)
Weighted average common shares outstanding
Basic	116,169	115,889	116,337	115,615
Diluted	118,307	117,492	118,460	115,615

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$31,814	$15,233	$11,576	$(18,769)
Other comprehensive loss:
Foreign currency translation adjustments	(1,610)	(3,862)	(2,019)	(11,110)
Total other comprehensive loss	(1,610)	(3,862)	(2,019)	(11,110)
Comprehensive income (loss)	$30,204	$11,371	$9,557	$(29,879)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2019	$702	$650,797	$843,530	$(349,426)	$(93,026)	$1,052,577
Net income	—	—	31,814	—	—	31,814
Other comprehensive loss	—	—	—	—	(1,610)	(1,610)
Stock-based compensation	—	9,371	—	—	—	9,371
Shares issued and forfeited, net, under stock plans including income tax benefits	—	485	—	1,299	—	1,784
Repurchase of 1,204,300 shares of common stock	—	—	—	(34,986)	—	(34,986)
Repurchase of restricted share awards and restricted share units for tax withholdings	—	—	—	(13)	—	(13)
Balance as of September 30, 2019	$702	$660,653	$875,344	$(383,126)	$(94,636)	$1,058,937

	Three Months Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2018	$702	$624,851	$760,845	$(361,079)	$(84,604)	$940,715
Net income	—	—	15,233	—	—	15,233
Other comprehensive loss	—	—	—	—	(3,862)	(3,862)
Stock-based compensation	—	6,575	—	—	—	6,575
Shares issued and forfeited, net, under stock plans including income tax benefits	—	1,121	—	3,156	—	4,277
Balance as of September 30, 2018	$702	$632,547	$776,078	$(357,923)	$(88,466)	$962,938
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Nine Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	$702	$632,235	$863,768	$(355,857)	$(92,617)	$1,048,231
Net income	—	—	11,576	—	—	11,576
Other comprehensive loss	—	—	—	—	(2,019)	(2,019)
Stock-based compensation	—	30,328	—	—	—	30,328
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(1,910)	—	11,170	—	9,260
Repurchase of 1,228,102 shares of common stock	—	—	—	(35,617)	—	(35,617)
Repurchase of restricted share awards and restricted share units for tax withholdings	—	—	—	(2,822)	—	(2,822)
Balance as of September 30, 2019	$702	$660,653	$875,344	$(383,126)	$(94,636)	$1,058,937

	Nine Months Ended September 30, 2018
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2017	$702	$610,345	$550,866	$(319,960)	$(77,356)	$764,597
Net loss	—	—	(18,769)	—	—	(18,769)
Other comprehensive loss	—	—	—	—	(11,110)	(11,110)
Stock-based compensation	—	20,642	—	—	—	20,642
Shares issued and forfeited, net, under stock plans including income tax benefits	—	1,560	—	19,152	—	20,712
Repurchase of 2,346,427 shares of common stock	—	—	—	(54,527)	—	(54,527)
Repurchase of restricted share awards for tax withholdings	—	—	—	(2,588)	—	(2,588)
Cumulative effect of accounting change, ASC 606	—	—	243,981	—	—	243,981
Balance as of September 30, 2018	$702	$632,547	$776,078	$(357,923)	$(88,466)	$962,938
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$11,576	$(18,769)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	17,916	17,896
Amortization	70,627	54,993
Amortization of operating lease right-of-use assets	10,877	—
Amortization of deferred debt issuance costs	2,909	3,881
Deferred income taxes	(39,323)	(7,139)
Stock-based compensation expense	30,328	20,642
Other	2,431	1,432
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	34,690	58,443
Accounts payable	(8,414)	(4,217)
Accrued employee compensation	1,740	92
Current income taxes	(8,536)	(10,429)
Deferred revenue	(17,735)	(47)
Other current and noncurrent assets and liabilities	(20,148)	(16,316)
Net cash flows from operating activities	88,938	100,462
Cash flows from investing activities:
Purchases of property and equipment	(18,739)	(16,434)
Purchases of software and distribution rights	(18,565)	(21,876)
Acquisition of businesses, net of cash acquired	(757,268)	—
Other	(18,474)	(1,467)
Net cash flows from investing activities	(813,046)	(39,777)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,662	2,326
Proceeds from exercises of stock options	6,677	18,405
Repurchase of restricted share awards and restricted share units for tax withholdings	(2,822)	(2,588)
Repurchases of common stock	(35,617)	(54,527)
Proceeds from senior notes	—	400,000
Redemption of senior notes	—	(300,000)
Proceeds from revolving credit facility	280,000	109,000
Repayment of revolving credit facility	(15,000)	(111,000)
Proceeds from term portion of credit agreement	500,000	—
Repayment of term portion of credit agreement	(19,162)	(105,332)
Payments for debt issuance costs	(12,830)	(7,253)
Payments on other debt	(8,209)	(2,332)
Net cash flows from financing activities	695,699	(53,301)
Effect of exchange rate fluctuations on cash	1,488	(752)
Net increase (decrease) in cash and cash equivalents	(26,921)	6,632
Cash and cash equivalents, beginning of period	148,502	69,710
Cash and cash equivalents, end of period	$121,581	$76,342
Supplemental cash flow information
Income taxes paid	$21,205	$22,439
Interest paid	$47,741	$31,914
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2018, is derived from the audited financial statements. Certain prior period amounts have been reclassified to conform to current year presentation. The Company reclassified $32.3 million from other current assets to settlement assets and $31.6 million from other current liabilities to settlement liabilities in the condensed consolidated balance sheet as of December 31, 2018.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 1, 2019. Results for the three and nine months ended September 30, 2019, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	September 30, 2019	December 31, 2018
Operating lease liabilities	$15,112	$—
Vendor financed licenses	8,217	3,551
Royalties payable	6,643	11,318
Accrued interest	3,606	8,407
Other	36,101	38,412
Total other current liabilities	$69,679	$61,688

Settlement Assets and Liabilities
Individuals and businesses settle their obligations to the Company’s various Biller clients using credit or debit cards or via automated clearing house (“ACH”) payments. The Company creates a receivable for the amount due from the credit or debit card processor and an offsetting payable to the client. Upon confirmation that the funds have been received, the Company settles the obligation to the client. Due to timing, in some instances, the Company may (1) receive the funds into bank accounts controlled by and in the Company’s name that are not disbursed to its clients by the end of the day, resulting in a settlement deposit on the Company’s books and (2) disburse funds to its clients in advance of receiving funds from the credit or debit card processor, resulting in a net settlement receivable position.

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2019, and December 31, 2018, was $326.1 million and $256.5 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) as of September 30, 2019, and December 31, 2018, was $426.0 million and $395.0 million, respectively.

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

Changes in the carrying amount of goodwill attributable to each reporting unit during the nine months ended September 30, 2019, were as follows (in thousands):

	ACI On Demand	ACI On Premise	Total
Gross Balance, prior to December 31, 2018	$183,783	$773,340	$957,123
Total impairment prior to December 31, 2018	—	(47,432)	(47,432)
Balance, December 31, 2018	183,783	725,908	909,691
Goodwill from acquisitions (1)	368,574	—	368,574
Balance, September 30, 2019	$552,357	$725,908	$1,278,265

(1)
Goodwill from acquisitions relates to the goodwill recorded for the acquisition of E Commerce Group Products, Inc. ("ECG"), along with ECG's subsidiary, Speedpay, Inc. (collectively referred to as "Speedpay") and Walletron, Inc. ("Walletron"), as discussed in Note 3, Acquisition. The purchase price allocations for Speedpay and Walletron are preliminary as of September 30, 2019, and are subject to future changes during the maximum one-year measurement period.

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

Equity Method Investment
On July 23, 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. Accordingly, we recorded an initial investment of $18.5 million, which includes direct costs of acquiring the investment. We will record our share of earnings and losses in the investment on a one-quarter lag basis, which will result in an adjustment to our initial investment during the three months ended December 31, 2019.

New Accounting Standards Recently Adopted
In July 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, which clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC 's regulations. ASU 2019-07 was effective upon issuance and did not have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (codified as “ASC 842”). ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases unless, as a policy election, a lessee elects not to apply ASC 842 to short-term leases. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. The Company adopted ASC 842 on January 1, 2019 (the effective date), using the optional transition method to not apply the new lease standard in the comparative periods presented and elected the “practical expedient package”, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. ASC 842 also provides practical expedients for the Company’s ongoing accounting including the combination of lease and non-lease components into a single lease component which the Company has elected to apply to its leases. As of January 1, 2019, the Company recognized ROU assets and operating lease liabilities of $63.3 million and $68.6 million, respectively. Refer to Note 13, Leases, for further details.

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

The Company has established a project team to assess implementing changes to its processes and controls in conjunction with a comprehensive review of its financial instruments. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on its condensed consolidated balance sheet, results of operations, and statement of cash flows.
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

Total receivables, net is comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Billed receivables	$187,080	$239,275
Allowance for doubtful accounts	(3,790)	(3,912)
Billed receivables, net	183,290	235,363
Accrued receivables	365,478	336,858
Significant financing component	(33,109)	(35,029)
Total accrued receivables, net	332,369	301,829
Less: current accrued receivables	152,668	123,053
Less: current significant financing component	(10,625)	(10,234)
Total long-term accrued receivables, net	190,326	189,010
Total receivables, net	$515,659	$537,192

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of September 30, 2019, or December 31, 2018.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue. Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2018	$156,135
Deferral of revenue	121,310
Recognition of deferred revenue	(139,070)
Foreign currency translation	(1,154)
Balance, September 30, 2019	$137,221

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

Revenue allocated to remaining performance obligations was $618.5 million as of September 30, 2019, of which the Company expects to recognize approximately 46% over the next 12 months and the remainder thereafter.

During the three and nine months ended September 30, 2019 and 2018, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.

3. Acquisition
Speedpay
On May 9, 2019, the Company acquired Speedpay, a subsidiary of The Western Union Company (“Western Union”), for $754.1 million in cash, including working capital adjustments, pursuant to a Stock Purchase Agreement, among the Company, Western Union, and ACI Worldwide Corp., a wholly owned subsidiary of the Company. The Company has included the financial results of Speedpay in the condensed consolidated financial statements from the date of acquisition. The combination of the Company and Speedpay bill pay solutions serves more than 4,000 customers across the U.S., bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay increases the scale of the Company’s On Demand platform business and allows the acceleration of platform innovation through increased research and development and investment in ACI's On Demand platform infrastructure.

To fund the acquisition, the Company amended its existing Credit Agreement, dated February 24, 2017, for an additional $500.0 million senior secured term loan (“Delayed Draw Term Loan”), in addition to drawing $250.0 million on the available Revolving Credit Facility. See Note 4, Debt, for terms of the Credit Agreement. The remaining acquisition consideration was funded with cash on hand.

The Company expensed approximately $0.9 million and $22.2 million of costs related to the acquisition of Speedpay for the three and nine months ended September 30, 2019, respectively. These costs, which consist primarily of investment bank, consulting, and legal fees, are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Speedpay contributed approximately $87.7 million in revenue and $7.5 million in operating income for the three months ended September 30, 2019. Speedpay contributed approximately $137.1 million in revenue and $15.2 million in operating income for the nine months ended September 30, 2019.

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

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation as of September 30, 2019, which are subject to completion of the valuation and other analyses (in thousands, except weighted average useful lives):

	Amount	Weighted Average Useful Lives
Current assets:
Cash and cash equivalents	$135
Receivables, net of allowances	18,358
Settlement assets	239,604
Prepaid expenses	317
Other current assets	19,585
Total current assets acquired	277,999
Noncurrent assets:
Goodwill	365,928
Software	113,600	7 years
Customer relationships	208,500	15 years
Trademarks	10,900	5 years
Other noncurrent assets	3,745
Total assets acquired	980,672
Current liabilities:
Accounts payable	6,743
Settlement liabilities	212,892
Employee compensation	1,959
Other current liabilities	3,802
Total current liabilities acquired	225,396
Noncurrent liabilities:
Other noncurrent liabilities	1,219
Total liabilities acquired	226,615
Net assets acquired	$754,057

During the three months ended September 30, 2019, the Company made adjustments to the preliminary purchase price allocation as additional information became available for receivables. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

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

Certain pro forma adjustments have been made to net income (loss) for the three and nine months ended September 30, 2019 and 2018, to give effect to estimated adjustments that remove the amortization expense on eliminated Speedpay historical identifiable intangible assets, add amortization expense for the value of acquired identified intangible assets (primarily acquired software, customer relationships, and trademarks), and add estimated interest expense on the Company’s additional Delayed Draw Term

Loan and Revolving Credit Facility borrowings. Additionally, certain transaction expenses that are a direct result of the acquisition have been excluded from the three and nine months ended September 30, 2019 and 2018.

The following is the unaudited summarized pro forma financial information for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pro forma revenue	$354,901	$330,983	$983,037	$957,673
Pro forma net income	32,513	20,379	26,517	3,418
Pro forma income per share:
Basic	$0.28	$0.18	$0.23	$0.03
Diluted	0.27	0.17	0.22	0.03

Walletron
On May 9, 2019, the Company also completed the acquisition of Walletron, Inc. ("Walletron"), which delivers patented mobile wallet technology.  The Company has included the financial results of Walletron in the condensed consolidated financial statements from the date of acquisition, which were not material.
4. Debt
As of September 30, 2019, the Company had $265.0 million, $765.8 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loan, and Senior Notes, respectively, with up to $235.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

Credit Agreement
On April 5, 2019, the Company (and its wholly-owned subsidiaries, ACI Worldwide Corp. and Official Payments Corporation ("OPAY")) entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders, and Bank of America, N.A., as administrative agent for the lenders, to amend and restate the Company's existing agreement, as amended, dated February 24, 2017. The amended Credit Agreement: permitted the Company to borrow up to $500.0 million in the form of an additional senior secured term loan; extended the revolver and the existing term loan maturity date from February 24, 2022, to April 5, 2024; increased the maximum consolidated senior secured net leverage ratio covenant from 3.50:1.00 to 3.75 :1.00; and increased the maximum consolidated total net leverage ratio covenant from 4.25:1.00 to 5.00:1.00, with subsequent decreases occurring every three quarters thereafter for a specified period of time; among other things. In connection with amending the Credit Agreement, the Company incurred and paid debt issuance costs of $12.8 million during the nine months ended September 30, 2019.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect as of September 30, 2019, for the Credit Facility was 4.29%.

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

Expected Discontinuation of LIBOR
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced it will no longer compel banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the first publication of SOFR rates was released in April 2018.

The Company is evaluating the potential impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR. The Company's Credit Agreement is currently indexed to LIBOR and the maturity date of the Credit Agreement extends beyond 2021. The Credit Agreement contemplates the discontinuation of LIBOR and provides options for the Company in such an event. The Company will continue to actively assess the related opportunities and risks involved in this transition.

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

Maturities on debt outstanding as of September 30, 2019, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2019	$9,738
2020	38,950
2021	38,950
2022	50,431
2023	69,906
Thereafter	1,222,823
Total	$1,430,798

The Credit Facility will mature on April 5, 2024, and the 2026 Notes will mature on August 15, 2026. The Revolving Credit Facility and 2026 Notes do not amortize. The Term Loans do amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of September 30, 2019, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Term loans	$765,798	$284,959
Revolving credit facility	265,000	—
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(23,124)	(13,203)
Total debt	1,407,674	671,756
Less: current portion of term loans	38,950	23,747
Less: current portion of debt issuance costs	(4,831)	(2,980)
Total long-term debt	$1,373,555	$650,989

Overdraft Facility
In 2019, the Company and OPAY entered in to a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at LIBOR plus 0.875% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of September 30, 2019, there was no amount outstanding on the overdraft facility.

Other
During the nine months ended September 30, 2019, the Company financed certain multi-year license agreements for internal-use software for $10.4 million, with annual payments through April 2022. As of September 30, 2019, $13.8 million is outstanding under these and other license agreements previously entered into, of which $6.0 million and $7.8 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet. Upon execution, these arrangements have been treated as a non-cash investment and financing activity for purposes of the condensed consolidated statements of cash flows.

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the nine months ended September 30, 2019 and 2018, totaled 92,765 and 112,549, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2018	4,864,836	$17.76
Exercised	(419,928)	15.90
Forfeited	(3,496)	17.89
Outstanding as of September 30, 2019	4,441,412	$17.93	5.52	$59,471,161
Exercisable as of September 30, 2019	3,897,260	$17.61	5.29	$53,440,113

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2018, was $7.03. The total intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018, was $6.9 million and $13.6 million, respectively. There were no stock options granted during the nine months ended September 30, 2019.

The fair value of options granted during the nine months ended September 30, 2018, were estimated on the date of grant using the Black-Scholes option-pricing model, acceptable under ASC 718, Compensation – Stock Compensation (“ASC 718”), with the following weighted average assumptions:

Nine Months Ended September 30, 2018
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

Long-term Incentive Program Performance Share Awards
A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) is as follows:

	Number of Shares at Expected Attainment	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	540,697	$19.83
Forfeited	(23,029)	20.12
Change in attainment	377,557	20.22
Nonvested as of September 30, 2019	895,225	$19.99

During the nine months ended September 30, 2019, the Company revised the expected attainment rates for all outstanding LTIP performance shares due to changes in forecasted sales and operating income, resulting in additional stock-based compensation expense of approximately $6.0 million for the nine months ended September 30, 2019.

Restricted Share Awards
A summary of nonvested restricted share awards (“RSAs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	213,337	$20.21
Vested	(106,610)	20.17
Forfeited	(10,934)	20.12
Nonvested as of September 30, 2019	95,793	$20.21

During the nine months ended September 30, 2019, a total of 106,610 RSAs vested. The Company withheld 32,371 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards (“TSRs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	718,931	$29.25
Granted	436,674	47.90
Forfeited	(27,567)	37.22
Nonvested as of September 30, 2019	1,128,038	$36.27

The fair value of TSRs granted during the nine months ended September 30, 2019 and 2018, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted average assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected life (years)	2.8	2.9
Risk-free interest rate	2.5%	2.4%
Expected volatility	29.3%	28.0%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards (“RSUs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	651,045	$23.82
Granted	687,302	33.05
Vested	(259,634)	24.16
Forfeited	(36,588)	27.94
Nonvested as of September 30, 2019	1,042,125	$29.68

During the nine months ended September 30, 2019, a total of 259,634 RSUs vested. The Company withheld 57,802 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2019, there were unrecognized compensation costs of $23.9 million related to nonvested RSUs, $23.2 million related to nonvested TSRs, $2.4 million related to nonvested LTIP performance shares, $0.8 million related to nonvested RSAs, and $0.5 million related to nonvested stock options, which the Company expects to recognize over weighted average periods of 1.6 years, 1.9 years, 0.5 years, 0.4 years, and 0.5 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2019 and 2018, of $9.3 million and $6.5 million, respectively, with corresponding tax benefits of $1.5 million during each quarter. The Company recorded stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2019 and 2018, of $30.3 million and $20.6 million, respectively, with the corresponding tax benefits of $5.5 million and $3.6 million, respectively.
6. Software and Other Intangible Assets
As of September 30, 2019, software net book value totaled $235.9 million, net of $288.3 million of accumulated amortization. Included in this net book value amount is software for resale of $18.5 million and software acquired or developed for internal use of $217.4 million.

As of December 31, 2018, software net book value totaled $137.2 million, net of $252.2 million of accumulated amortization. Included in this net book value amount is software for resale of $27.5 million and software acquired or developed for internal use of $109.7 million.

Amortization of software for resale is computed using the greater of (a) the ratio of current revenues to total current and future revenues expected to be derived from the software or (b) the straight-line method over an estimated useful life of generally three to ten years. Software for resale amortization expense recorded during the three months ended September 30, 2019 and 2018, totaled $2.8 million and $2.6 million, respectively. Software for resale amortization expense recorded in the nine months ended September 30, 2019 and 2018, totaled $8.8 million and $9.6 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to ten years. Software for internal use amortization expense recorded during the three months ended September 30, 2019 and 2018, totaled $15.7 million and $10.2 million, respectively. Software for internal use amortization expense recorded during the nine months ended September 30, 2019 and 2018, totaled $39.4 million and $31.0 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$502,682	$(149,946)	$352,736	$297,991	$(131,187)	$166,804
Trademarks and tradenames	27,052	(16,442)	10,610	16,348	(15,025)	1,323
Total other intangible assets	$529,734	$(166,388)	$363,346	$314,339	$(146,212)	$168,127

Other intangible assets amortization expense during the three months ended September 30, 2019 and 2018, totaled $9.4 million and $4.7 million, respectively. Other intangible assets amortization expense for the nine months ended September 30, 2019 and 2018, totaled $22.5 million and $14.4 million, respectively.

Based on capitalized intangible assets as of September 30, 2019, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software	Other Intangible Assets
Remainder of 2019	$17,416	$9,304
2020	64,756	36,783
2021	51,549	36,308
2022	33,878	36,166
2023	23,374	35,876
Thereafter	44,963	208,909
Total	$235,936	$363,346

7. Corporate Restructuring and Other Organizational Changes
A summary of the facility closures liability is as follows (in thousands):

Balance, December 31, 2018	$4,127
Amounts paid during the period	(1,167)
Foreign currency translation adjustments	(42)
Balance, September 30, 2019	$2,918

Of the $2.9 million restructuring liability, $1.4 million and $1.5 million are recorded in other current liabilities and operating lease liabilities, respectively, in the condensed consolidated balance sheet as of September 30, 2019.
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

The Company repurchased 1,228,102 shares for $35.6 million under the program during the nine months ended September 30, 2019. Under the program to date, the Company has repurchased 45,357,495 shares for approximately $583.4 million. As of September 30, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was $141.0 million.

9. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed in accordance with ASC 260, Earnings Per Share, based on weighted average outstanding common shares. Diluted earnings (loss) per share is computed based on basic weighted average outstanding common shares adjusted for the dilutive effect of stock options and RSUs.

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding:
Basic weighted average shares outstanding	116,169	115,889	116,337	115,615
Add: Dilutive effect of stock options and RSUs	2,138	1,603	2,123	—
Diluted weighted average shares outstanding	118,307	117,492	118,460	115,615

The diluted earnings per share computation excludes 2.1 million and 1.2 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended September 30, 2019 and 2018, respectively, as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 2.1 million and 8.0 million options to purchase shares, RSAs, RSUs, and contingently issuable shares during the nine months ended September 30, 2019 and 2018, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2019, and December 31, 2018, was 115,566,482 and 116,123,361, respectively.
10. Other, Net
Other, net is comprised of foreign currency transaction losses of $2.4 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively. Other, net is comprised of foreign currency transaction losses of $2.9 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively.
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

Corporate and unallocated expenses consist of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, and other costs that are not considered when management evaluates segment performance.

The following is selected financial data for the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
ACI On Premise	$161,949	$141,006	$383,075	$367,431
ACI On Demand	192,952	104,519	475,299	322,399
Total revenue	$354,901	$245,525	$858,374	$689,830
Segment Adjusted EBITDA
ACI On Premise	$99,553	$77,819	$184,890	$171,477
ACI On Demand	18,561	3,270	35,639	(4,327)
Depreciation and amortization	(33,913)	(23,545)	(88,543)	(72,889)
Stock-based compensation expense	(9,371)	(6,575)	(30,328)	(20,642)
Corporate and unallocated expenses	(19,512)	(22,610)	(80,315)	(64,122)
Interest, net	(15,999)	(9,810)	(36,906)	(23,406)
Other, net	(2,369)	(1,304)	(2,879)	(3,036)
Income (loss) before income taxes	$36,950	$17,245	$(18,442)	$(16,945)
Depreciation and amortization
ACI On Premise	$2,963	$2,772	$9,012	$8,596
ACI On Demand	9,059	7,906	25,110	23,468
Corporate	21,891	12,867	54,421	40,825
Total depreciation and amortization	$33,913	$23,545	$88,543	$72,889
Stock-based compensation expense
ACI On Premise	$2,227	$1,806	$6,234	$5,111
ACI On Demand	2,389	1,802	6,554	5,099
Corporate	4,755	2,967	17,540	10,432
Total stock-based compensation expense	$9,371	$6,575	$30,328	$20,642

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary geographic market and primary solution category for the Company’s reportable segments (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$53,986	$176,172	$230,158	$26,022	$88,401	$114,423
Americas - Other	22,879	2,268	25,147	16,709	2,409	19,118
EMEA	72,662	12,191	84,853	80,738	12,385	93,123
Asia Pacific	12,422	2,321	14,743	17,537	1,324	18,861
Total	$161,949	$192,952	$354,901	$141,006	$104,519	$245,525
Primary Solution Categories
Bill Payments	$—	$154,285	$154,285	$—	$64,134	$64,134
Digital Channels	6,791	8,480	15,271	7,499	9,327	16,826
Merchant Payments	4,739	18,534	23,273	6,272	19,481	25,753
Payments Intelligence	13,623	8,759	22,382	7,203	9,639	16,842
Real-Time Payments	19,191	1,032	20,223	23,704	540	24,244
Retail Payments	117,605	1,862	119,467	96,328	1,398	97,726
Total	$161,949	$192,952	$354,901	$141,006	$104,519	$245,525

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$116,104	$425,033	$541,137	$82,280	$275,171	$357,451
Americas - Other	46,237	7,118	53,355	45,269	7,077	52,346
EMEA	167,268	36,751	204,019	181,913	36,819	218,732
Asia Pacific	53,466	6,397	59,863	57,969	3,332	61,301
Total	$383,075	$475,299	$858,374	$367,431	$322,399	$689,830
Primary Solution Categories
Bill Payments	$—	$348,592	$348,592	$—	$204,673	$204,673
Digital Channels	24,960	36,280	61,240	27,779	30,281	58,060
Merchant Payments	17,398	55,815	73,213	16,655	48,439	65,094
Payments Intelligence	27,164	26,614	53,778	25,532	30,508	56,040
Real-Time Payments	55,714	2,557	58,271	53,086	1,474	54,560
Retail Payments	257,839	5,441	263,280	244,379	7,024	251,403
Total	$383,075	$475,299	$858,374	$367,431	$322,399	$689,830

The following is the Company’s long-lived assets by geographic location (in thousands):

	September 30, 2019	December 31, 2018
Long-lived Assets
United States	$1,527,747	$811,435
Other	745,149	717,495
Total	$2,272,896	$1,528,930

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2019 and 2018. Aggregate revenues attributable to our customers in Canada accounted for 11.8% of the Company's consolidated revenues during the three months ended September 30, 2018. No other country outside the United States and Canada accounted for more than 10% of the Company’s consolidated revenues during the three months ended September 30, 2019 and 2018. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the nine months ended September 30, 2019 and 2018.
12. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2019, was 14% and 163%, respectively. The Company reported a tax charge on pretax income for the three months ended September 30, 2019, and a tax benefit on pretax loss for the nine months ended September 30, 2019. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2019, were $16.6 million and $21.5 million, respectively. The effective tax rate for the three months ended September 30, 2019, was positively impacted by the release of an uncertain tax position due to the statute of limitation expiration. The effective tax rate for the nine months ended September 30, 2019, was positively impacted by state income tax benefits on a domestic loss. In addition, the Company released a majority of its valuation allowance established against its U.S. foreign tax credit deferred tax asset, resulting in a non-cash benefit to income tax expense of approximately $18.5 million. The Company released the valuation allowance following the acquisition of Speedpay and has determined that it is more likely than not that it will be able to utilize the foreign tax credits in future years due to additional income provided by Speedpay.

The effective tax rate for the three months ended September 30, 2018, was 12%. The Company reported a tax charge for the nine months ended September 30, 2018, while reporting a pretax loss for the same period, resulting in an effective tax rate of (11)%. The earnings of the Company’s foreign entities for the three and nine months ended September 30, 2018, were $27.3 million and $32.7 million, respectively. The effective tax rates for the three and nine months ended September 30, 2018, were impacted by profits in certain foreign jurisdictions taxed at lower rates and equity compensation tax benefits, partially offset by lower domestic tax benefits resulting from the current GILTI tax and Base Erosion and Anti-Abuse Tax ("BEAT") charges.

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

As of September 30, 2019, and December 31, 2018, the amount of unrecognized tax benefits for uncertain tax positions was $24.4 million and $28.4 million, respectively, excluding related liabilities for interest and penalties of $1.2 million as of September 30, 2019 and December 31, 2018.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.3 million, due to the settlement of various audits and the expiration of statutes of limitation.
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

The components of lease cost are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$4,491	$12,814
Variable lease cost	966	2,712
Sublease income	(105)	(385)
Total lease cost	$5,352	$15,141

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,622	$14,882
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,718	$8,920

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

September 30, 2019
Assets:
Operating lease right-of-use assets	$60,280
Liabilities:
Other current liabilities	$15,112
Operating lease liabilities	48,281
Total operating lease liabilities	$63,393
Weighted average remaining operating lease term (years)	6.59
Weighted average operating lease discount rate	4.03%

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

Maturities on lease liabilities as of September 30, 2019, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2019	$4,060
2020	17,153
2021	12,565
2022	9,649
2023	7,455
Thereafter	21,351
Total lease payments	72,233
Less: imputed interest	8,840
Total lease liability	$63,393

Future payments under operating lease agreements accounted for under ASC 840, Leases, as of December 31, 2018, were as follows (in thousands):

Fiscal Year Ending December 31,
2019	$16,925
2020	14,212
2021	10,538
2022	8,178
2023	6,529
Thereafter	21,196
Total minimum lease payments	$77,578

As of September 30, 2019, the Company has additional operating leases for office facilities that have not yet commenced with minimum lease payments of $2.8 million. These operating leases will commence between fiscal year 2019 and 2020 with lease terms of one to seven years.

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

The following discussion should be read together with our financial statements and related notes contained in this report and with the financial statements and related notes and Management’s Discussion & Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed March 1, 2019. Results for the three and nine months ended September 30, 2019, are not necessarily indicative of results that may be attained in the future.
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

Adoption of real-time payments. Customer expectations, from both consumers and corporate, are driving the payments world to more real-time delivery. In the U.K., payments sent through the traditional ACH multi-day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds, and this is being considered and implemented in several countries including Australia and the United States. In the U.S. market, National Automated Clearinghouse Association (“NACHA”) implemented phase 2 of Same Day ACH in September 2017. Corporate customers expect real-time information on the status of their payments instead of waiting for an end-of-day report. Regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real-time execution of transactions and delivery of information through real-time tools, such as dashboards, so our experience will be valuable in addressing this trend.

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

Global vendor sourcing. Global and regional banks, financial intermediaries, and merchants and corporates are aiming to reduce the costs in supplier management by picking suppliers who can service them across all their geographies instead of allowing each country operation to choose suppliers independently. Our global footprint from both a customer and a delivery perspective enable us to be successful in this globally sourced market. However, projects in these environments tend to be more complex and therefore of higher risk.

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

Acquisition
Speedpay
On May 9, 2019, we acquired E Commerce Group Products, Inc. ("ECG"), a subsidiary of The Western Union Company (“Western Union”), along with ECG's subsidiary, Speedpay, Inc. (collectively referred to as "Speedpay") for $754.1 million in cash, including working capital adjustments, pursuant to a Stock Purchase Agreement, among the Company, Western Union, and ACI Worldwide Corp., our wholly owned subsidiary. The combination of the Company and Speedpay bill pay solutions serves more than 4,000 customers across the U.S., bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay increases the scale of our On Demand platform business and allows the acceleration of platform innovation.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2019, June 30, 2019, March 31, 2019, and December 31, 2018 (in millions). The September 30, 2019, 60-month backlog estimate includes approximately $1.5 billion as a result of the acquisition of Speedpay. Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
ACI On Premise	$1,925	$1,880	$1,861	$1,875
ACI On Demand	3,756	3,813	2,290	2,299
Total	$5,681	$5,693	$4,151	$4,174

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Committed	$2,003	$2,105	$1,734	$1,832
Renewal	3,678	3,588	2,417	2,342
Total	$5,681	$5,693	$4,151	$4,174

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended September 30, 2019, Compared to the Three Month Period Ended September 30, 2018

	Three Months Ended September 30,
	2019				2018
	Amount	% of Total Revenue	$ Change vs 2018	% Change vs 2018	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$192,952	54%	$88,433	85%	$104,519	43%
License	92,058	26%	23,094	33%	68,964	28%
Maintenance	52,638	15%	(1,735)	(3)%	54,373	22%
Services	17,253	5%	(416)	(2)%	17,669	7%
Total revenues	354,901	100%	109,376	45%	245,525	100%
Operating expenses:
Cost of revenue	174,168	49%	71,695	70%	102,473	42%
Research and development	36,543	10%	535	1%	36,008	15%
Selling and marketing	30,417	9%	2,165	8%	28,252	12%
General and administrative	27,286	8%	(2,251)	(8)%	29,537	12%
Depreciation and amortization	31,169	9%	10,273	49%	20,896	9%
Total operating expenses	299,583	84%	82,417	38%	217,166	88%
Operating income	55,318	16%	26,959	95%	28,359	12%
Other income (expense):
Interest expense	(18,987)	(5)%	(6,414)	51%	(12,573)	(5)%
Interest income	2,988	1%	225	8%	2,763	1%
Other, net	(2,369)	(1)%	(1,065)	82%	(1,304)	(1)%
Total other income (expense)	(18,368)	(5)%	(7,254)	65%	(11,114)	(5)%
Income before income taxes	36,950	10%	19,705	114%	17,245	7%
Income tax expense	5,136	1%	3,124	155%	2,012	1%
Net income	$31,814	9%	$16,581	109%	$15,233	6%

Revenues
Total revenue for the three months ended September 30, 2019, increased $109.4 million, or 45%, as compared to the same period in 2018, of which $87.7 million, or 36%, was due to the acquisition of Speedpay.

Total revenue was $3.1 million lower for the three months ended September 30, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, total revenue for the three months ended September 30, 2019, increased $24.7 million, or 10%, compared to the same period in 2018.

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

SaaS and PaaS revenue increased $88.4 million, or 85%, during the three months ended September 30, 2019, as compared to the same period in 2018, of which $87.7 million, or 84%, was due to the acquisition of Speedpay. SaaS and PaaS revenue was $0.6 million lower for the three months ended September 30, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, SaaS and PaaS revenue for the three months ended September 30, 2019, increased $1.2 million, or 1%, compared to the same period in 2018.

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

License revenue increased $23.1 million, or 33%, during the three months ended September 30, 2019, as compared to the same period in 2018. License revenue was $1.6 million lower for the three months ended September 30, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, license revenue for the three months ended September 30, 2019, increased $24.7 million, or 36%, compared to the same period in 2018.

The increase in total license revenue was primarily driven by the timing and relative size of license and capacity events during the three months ended September 30, 2019, as compared to the same period in 2018.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $1.7 million, or 3%, during the three months ended September 30, 2019, as compared to the same period in 2018. Maintenance revenue was $0.7 million lower for the three months ended September 30, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, maintenance revenue for the three months ended September 30, 2019, decreased $1.0 million, or 2%, compared to the same period in 2018.

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

Services revenue decreased $0.4 million, or 2%, during the three months ended September 30, 2019, as compared to the same period in 2018. Services revenue was $0.3 million lower for the three months ended September 30, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, services revenue for the three months ended September 30, 2019, decreased $0.1 million, or 1%, compared to the same period in 2018.

Operating Expenses
Total operating expenses for the three months ended September 30, 2019, increased $82.4 million, or 38%, as compared to the same period in 2018, of which $80.2 million, or 37%, was due to the acquisition of Speedpay and $0.9 million was due to significant transaction and integration-related expenses associated with the acquisition of Speedpay.

Total operating expenses for the three months ended September 30, 2018, included $1.5 million of significant integration and divestiture-related expenses. Total operating expenses were $2.1 million lower for the three months ended September 30, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant acquisition and integration-related expenses, and foreign currency, total operating expenses for the three months ended September 30, 2019, increased $4.9 million, or 2%, compared to the same period in 2018, primarily due to higher cost of revenue and depreciation and amortization expense, partially offset by lower research and development, selling and marketing, and general and administrative expense.

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

Cost of revenue increased $71.7 million, or 70%, during the three months ended September 30, 2019, compared to the same period in 2018, of which $65.8 million, or 64%, was due to the acquisition of Speedpay. Cost of revenue was $0.8 million lower for the three months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, cost of revenue increased $6.7 million, or 7%, for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to a $5.5 million increase in payment card interchange and processing fees.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $0.5 million, or 1%, during the three months ended September 30, 2019, as compared to the same period in 2018. The acquisition of Speedpay contributed $2.7 million to R&D expense during the three months ended September 30, 2019. R&D expense was $0.5 million lower for the three months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, R&D expense decreased $1.6 million, or 4%, for the three months ended September 30, 2019, as compared to the same period in 2018, due to a decrease in personnel and related expenses.

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

Selling and marketing expense increased $2.2 million, or 8%, during the three months ended September 30, 2019, as compared to the same period in 2018. The acquisition of Speedpay contributed $2.9 million to selling and marketing expense during the three months ended September 30, 2019. Selling and marketing expense was $0.4 million lower for the three months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, selling and marketing expense decreased $0.3 million, or 1%, for the three months ended September 30, 2019, as compared to the same period in 2018, due to a decrease in personnel and related expenses.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $2.3 million, or 8%, during the three months ended September 30, 2019, as compared to the same period in 2018. The acquisition of Speedpay and significant transaction and integration-related expenses associated with the acquisition of Speedpay contributed $0.5 million and $0.7 million, respectively, during the three months ended September 30, 2019. General and administrative expense for the three months ended September 30, 2018, included $1.3 million of significant integration and divestiture-related expenses. General and administrative expense was $0.1 million lower for the three months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant acquisition and integration-related expenses, and foreign currency, general and administrative expense decreased $2.0 million, or 7%, for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in personnel and related expenses.

Depreciation and Amortization
Depreciation and amortization increased $10.3 million, or 49%, during the three months ended September 30, 2019, as compared to the same period in 2018, of which $8.3 million, or 40%, was due to the acquisition of Speedpay. Depreciation and amortization was $0.2 million lower for the three months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, depreciation and amortization increased $2.2 million, or 11%, for the three months ended September 30, 2019, as compared to the same period in 2018, due to higher amortization of acquired intangible assets.

Other Income and Expense
Interest expense for the three months ended September 30, 2019, increased $6.4 million, or 51%, as compared to the same period in 2018, primarily due to higher comparative debt balances.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended September 30, 2019, increased $0.2 million, or 8%, as compared to the same period in 2018.

Other, net consists of foreign currency gain or loss. Foreign currency loss for the three months ended September 30, 2019 and 2018, was $2.4 million and $1.3 million, respectively.

Income Taxes
Refer to Note 12, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Nine Month Period Ended September 30, 2019, Compared to the Nine Month Period Ended September 30, 2018

	Nine Months Ended September 30,
	2019				2018
	Amount	% of Total Revenue	$ Change vs 2018	% Change vs 2018	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$474,008	55%	$151,609	47%	$322,399	47%
License	165,677	19%	23,112	16%	142,565	21%
Maintenance	159,671	19%	(6,409)	(4)%	166,080	24%
Services	59,018	7%	232	—%	58,786	9%
Total revenues	858,374	100%	168,544	24%	689,830	100%
Operating expenses:
Cost of revenue	444,349	52%	118,279	36%	326,070	47%
Research and development	111,972	13%	1,311	1%	110,661	16%
Selling and marketing	92,809	11%	(496)	(1)%	93,305	14%
General and administrative	108,122	13%	21,099	24%	87,023	13%
Depreciation and amortization	79,779	9%	16,505	26%	63,274	9%
Total operating expenses	837,031	98%	156,698	23%	680,333	99%
Operating income	21,343	2%	11,846	125%	9,497	1%
Other income (expense):
Interest expense	(45,924)	(5)%	(14,269)	45%	(31,655)	(5)%
Interest income	9,018	1%	769	9%	8,249	1%
Other, net	(2,879)	—%	157	(5)%	(3,036)	—%
Total other income (expense)	(39,785)	(5)%	(13,343)	50%	(26,442)	(4)%
Loss before income taxes	(18,442)	(2)%	(1,497)	9%	(16,945)	(2)%
Income tax expense (benefit)	(30,018)	(3)%	(31,842)	(1,746)%	1,824	—%
Net income (loss)	$11,576	1%	$30,345	(162)%	$(18,769)	(3)%

Revenues
Total revenue for the nine months ended September 30, 2019, increased $168.5 million, or 24%, as compared to the same period in 2018, of which $137.1 million, or 20%, was due to the acquisition of Speedpay.

Total revenue was $11.3 million lower for the nine months ended September 30, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, total revenue for the nine months ended September 30, 2019, increased $42.8 million, or 6%, compared to the same period in 2018.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $151.6 million, or 47%, during the nine months ended September 30, 2019, as compared to the same period in 2018, of which $137.1 million, or 43%, was due to the acquisition of Speedpay. SaaS and PaaS revenue was $2.2 million lower for the nine months ended September 30, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, SaaS and PaaS revenue for the nine months ended September 30, 2019, increased $16.8 million, or 5%, compared to the same period in 2018, of which $8.6 million is attributable to acceleration of recurring revenue associated with customer-related consolidation activity and $8.2 million is related to new customers adopting our SaaS and PaaS offerings and existing customers adding new functionality or increasing transaction volumes.

License Revenue
License revenue increased $23.1 million, or 16%, during the nine months ended September 30, 2019, as compared to the same period in 2018. License revenue was $4.3 million lower for the nine months ended September 30, 2019, compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, license revenue for the nine months ended September 30, 2019, increased $27.4 million, or 19%, compared to the same period in 2018.

The increase in license revenue was primarily driven by the timing and relative size of license and capacity events during the nine months ended September 30, 2019, as compared to the same period in 2018.

Maintenance Revenue
Maintenance revenue decreased $6.4 million, or 4%, during the nine months ended September 30, 2019, as compared to the same period in 2018. Maintenance revenue was $3.6 million lower for the nine months ended September 30, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, maintenance revenue for the nine months ended September 30, 2019, decreased $2.8 million, or 2%, compared to the same period in 2018.

Services Revenue
Services revenue increased $0.2 million, during the nine months ended September 30, 2019, as compared to the same period in 2018. Services revenue was $1.3 million lower for the nine months ended September 30, 2019, as compared to the same period in 2018 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, services revenue for the nine months ended September 30, 2019, increased $1.5 million, or 3%, compared to the same period in 2018.

Operating Expenses
Total operating expenses for the nine months ended September 30, 2019, increased $156.7 million, or 23%, as compared to the same period in 2018, of which $121.9 million, or 18%, was due to the acquisition of Speedpay and $22.2 million, or 3%, was due to significant transaction and integration-related expenses associated with the acquisition of Speedpay.

Total operating expenses for the nine months ended September 30, 2018, included $6.5 million of significant integration and divestiture-related expenses. Total operating expenses were $10.9 million lower for the nine months ended September 30, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant acquisition and integration-related expenses, and foreign currency, total operating expenses for the nine months ended September 30, 2019, increased $30.1 million, or 5%, compared to the same period in 2018, primarily due to higher cost of revenue, general and administrative, research and development, and depreciation and amortization expenses, partially offset by lower selling and marketing.

Cost of Revenue
Cost of revenue increased $118.3 million, or 36%, during the nine months ended September 30, 2019, compared to the same period in 2018, of which $99.7 million, or 31%, was due to the acquisition of Speedpay. Cost of revenue was $4.1 million lower for the nine months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, cost of revenue increased $22.7 million, or 7%, for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a $15.4 million increase in payment card interchange and processing fees and a $7.3 million increase in personnel and related expenses.

Research and Development
R&D expense increased $1.3 million, or 1%, during the nine months ended September 30, 2019, as compared to the same period in 2018. The acquisition of Speedpay contributed $4.5 million, or 4%, to R&D expense during the nine months ended September 30, 2019. R&D expense was $2.9 million lower for the nine months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, R&D expense decreased $0.3 million for the nine months ended September 30, 2019, as compared to the same period in 2018.

Selling and Marketing
Selling and marketing expense decreased $0.5 million, or 1%, during the nine months ended September 30, 2019, as compared to the same period in 2018. The acquisition of Speedpay contributed $4.1 million to selling and marketing expense during the nine months ended September 30, 2019. Selling and marketing expense was $2.2 million lower for the nine months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, selling and marketing expense decreased $2.4 million, or 3%, for the nine months ended September 30, 2019, as compared to the same period in 2018, due to a decrease in personnel and related expense.

General and Administrative
General and administrative expense increased $21.1 million, or 24%, during the nine months ended September 30, 2019, as compared to the same period in 2018, of which $1.2 million, or 1%, was due to the acquisition of Speedpay. Significant transaction and integration-related expenses associated with the acquisition of Speedpay contributed $21.8 million during the nine months ended September 30, 2019. General and administrative expense for the nine months ended September 30, 2018, included $5.8 million of significant integration and divestiture-related expenses. General and administrative expense was $0.9 million lower for the nine months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant acquisition and integration-related expense, and foreign currency, general and administrative expense increased $4.7 million, or 6%, for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to an increase in personnel and related expenses.

Depreciation and Amortization
Depreciation and amortization increased $16.5 million, or 26%, during the nine months ended September 30, 2019, as compared to the same period in 2018, of which $12.5 million, or 20%, was due to the acquisition of Speedpay. Depreciation and amortization was $0.9 million lower for the nine months ended September 30, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, depreciation and amortization increased $5.0 million, or 8%, for the nine months ended September 30, 2019, as compared to the same period in 2018, due to higher amortization on acquired intangible assets.

Other Income and Expense
Interest expense for the nine months ended September 30, 2019, increased $14.3 million, or 45%, as compared to the same period in 2018, of which $1.8 million related to royalty payments recorded during the first quarter of 2019. Excluding the impact of interest expense related to royalty payments, interest expense for the nine months ended September 30, 2019, increased $12.5 million, or 39%, as compared to the same period in 2018, primarily due to higher comparative debt balances.

Interest income for the nine months ended September 30, 2019, increased $0.8 million, or 9%, as compared to the same period in 2018.

Other, net consists of foreign currency gain or loss. Foreign currency loss for the nine months ended September 30, 2019 and 2018, was $2.9 million and $3.0 million, respectively.

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

Corporate and unallocated expenses consist of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, and other costs that are not considered when management evaluates segment performance.

The following is selected financial data for our reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
ACI On Premise	$161,949	$141,006	$383,075	$367,431
ACI On Demand	192,952	104,519	475,299	322,399
Total revenue	$354,901	$245,525	$858,374	$689,830
Segment Adjusted EBITDA
ACI On Premise	$99,553	$77,819	$184,890	$171,477
ACI On Demand	18,561	3,270	35,639	(4,327)
Depreciation and amortization	(33,913)	(23,545)	(88,543)	(72,889)
Stock-based compensation expense	(9,371)	(6,575)	(30,328)	(20,642)
Corporate and unallocated expenses	(19,512)	(22,610)	(80,315)	(64,122)
Interest, net	(15,999)	(9,810)	(36,906)	(23,406)
Other, net	(2,369)	(1,304)	(2,879)	(3,036)
Income (loss) before income taxes	$36,950	$17,245	$(18,442)	$(16,945)
Depreciation and amortization
ACI On Premise	$2,963	$2,772	$9,012	$8,596
ACI On Demand	9,059	7,906	25,110	23,468
Corporate	21,891	12,867	54,421	40,825
Total depreciation and amortization	$33,913	$23,545	$88,543	$72,889
Stock-based compensation expense
ACI On Premise	$2,227	$1,806	$6,234	$5,111
ACI On Demand	2,389	1,802	6,554	5,099
Corporate	4,755	2,967	17,540	10,432
Total stock-based compensation expense	$9,371	$6,575	$30,328	$20,642

ACI On Premise Segment Adjusted EBITDA increased $21.7 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a $20.9 million increase in revenue.

ACI On Premise Segment Adjusted EBITDA increased $13.4 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a $15.6 million increase in revenue, offset by a $2.2 million increase in operating expense.

ACI On Demand Segment Adjusted EBITDA increased $15.3 million for the three months ended September 30, 2019, compared to the same period in 2018, of which $16.2 million was due to the acquisition of Speedpay. Excluding the impact of the acquisition of Speedpay, ACI On Demand Segment Adjusted EBITDA decreased $0.9 million, primarily due to a $0.7 million increase in revenue, offset by a $1.6 million increase in operating expense.

ACI On Demand Segment Adjusted EBITDA increased $40.0 million for the nine months ended September 30, 2019, compared to the same period in 2018, of which $28.2 million was due to the acquisition of Speedpay. Excluding the impact of the acquisition of Speedpay, ACI On Demand Segment Adjusted EBITDA increased $11.9 million, primarily due to a $16.0 million increase in revenue, partially offset by a $4.1 million increase in operating expense.
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

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$121,581	$148,502
Availability under revolving credit facility	235,000	500,000
Total liquidity	$356,581	$648,502

The decrease in total liquidity is primarily attributable to $265.0 million of outstanding revolving credit facility borrowings and $37.3 million of payments to purchase property and equipment and software and distribution rights, and $35.6 million of payments related to stock repurchases, partially offset by positive operating cash flows.

The Company and Official Payments Corporation, a wholly owned subsidiary, maintain a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of September 30, 2019, the full $140.0 million was available.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2019, we had $121.6 million of cash and cash equivalents, of which $44.0 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of September 30, 2019, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2019.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used by):
Operating activities	$88,938	$100,462
Investing activities	(813,046)	(39,777)
Financing activities	695,699	(53,301)

Cash Flows from Operating Activities
Net cash flows provided by operating activities during the nine months ended September 30, 2019, were $88.9 million as compared to $100.5 million during the same period in 2018. Net cash provided by operating activities primarily consists of net income (loss) adjusted to add back depreciation, amortization, and stock-based compensation. Cash flows provided by operating activities were $11.5 million lower for the nine months ended September 30, 2019, compared to the same period in 2018, due to the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
During the first nine months of 2019, we paid $753.9 million, net of $0.1 million in cash acquired, to acquire Speedpay. We also used cash of $18.5 million to invest in a payment technology and services company in India. In addition, we used cash of $37.3 million to purchase software, property and equipment, as compared to $38.3 million during the same period in 2018.

Cash Flows from Financing Activities
Net cash flows provided by financing activities for the nine months ended September 30, 2019, were $695.7 million as compared to net cash flows used by financing activities of $53.3 million during the same period in 2018. During the first nine months of 2019, we received proceeds of $500.0 million from our Delayed Draw Term Loan and $280.0 million from our Revolving Credit Facility to fund our purchase of Speedpay and stock repurchases, and we repaid $19.2 million on the Initial Term Credit Loan and $15.0 million on the Revolving Credit Facility. In addition, we received proceeds of $9.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.8 million for the repurchase of restricted share awards (“RSAs”) and restricted share units (“RSUs”) for tax withholdings. We also used $35.6 million to repurchase common stock. During the first nine months of 2018, we received proceeds of $400.0 million from the issuance 5.750% Senior Notes due 2026. We used $300.0 million of the proceeds to redeem in full the Company's outstanding 6.375% Senior Notes due 2020 and repaid $105.3 million on the Initial Term Loan. In addition, we received proceeds of $20.7 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.6 million for the repurchase of RSAs for tax withholdings. We also used $54.5 million to repurchase common stock.

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

As of September 30, 2019, we had $265.0 million and $765.8 million outstanding under our Revolving Credit Facility and Term Loans, respectively, with up to $235.0 million of unused borrowings under the Revolving Credit Facility. The interest rate in effect for the Credit Facility as of September 30, 2019, was 4.29%. As of September 30, 2019, we also had $400.0 million outstanding of 5.750% Senior Notes due 2026 (the “2026 Notes”). Refer to Note 4, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

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

We repurchased 1,228,102 shares for $35.6 million under the program during the nine months ended September 30, 2019. Under the program to date, we have repurchased 45,357,495 shares for approximately $583.4 million. As of September 30, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $141.0 million.

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
Contractual Obligations and Commercial Commitments
For the nine months ended September 30, 2019, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2018, except as disclosed below (in thousands).

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Term loan	$765,798	$38,950	$84,513	$642,335	$—
Term loan interest (1)	132,451	32,252	59,469	40,730	—
Revolving credit facility	265,000	—	—	265,000	—
Revolving credit facility interest (2)	51,133	11,363	22,726	17,044	—
Financed internal-use software (3)	13,822	5,973	7,849	—	—
Total	$1,228,204	$88,538	$174,557	$965,109	$—

(1)	Based on Term Loan debt outstanding and interest rate in effect at September 30, 2019, of 4.29%.

(2)	Based on Revolving Credit Facility debt outstanding and interest rate in effect at September 30, 2019, of 4.29%.

(3)
During the nine months ended September 30, 2019, the Company financed certain multi-year license agreements for internal-use software for $10.4 million with annual payments through April 2022. As of September 30, 2019, $13.8 million is outstanding under these and other agreements previously entered into, of which $6.0 million and $7.8 million is included in other current liabilities and other noncurrent liabilities, respectively, in the accompanying condensed consolidated balance sheet.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits as of September 30, 2019, is $24.4 million.

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

During the nine months ended September 30, 2019, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, filed on March 1, 2019, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2019. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, and other European countries. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at September 30, 2019, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.4 billion of debt outstanding as of September 30, 2019, with $1.0 billion outstanding under our Credit Facility and $400.0 million in 2026 Senior Notes. Our Credit Facility has a floating interest rate, which was 4.29% as of September 30, 2019. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.4 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting
On May 9, 2019, we completed the acquisition of Speedpay. We consider the transaction material to our results of operations, cash flows, and financial position from the date of the acquisition through September 30, 2019, and believe the internal controls and procedures of Speedpay have a material effect on our internal control over financial reporting. See Note 3, Acquisition, to our unaudited condensed consolidated financial statements included in Part 1 of this Form 10-Q for discussion of the acquisition and related financial data.

We are currently in the process of integrating Speedpay operations, and we anticipate a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2019 through July 31, 2019	—		$—	—	$175,956,000
August 1, 2019 through August 31, 2019	1,204,300		29.05	—	140,969,000
September 1, 2019 through September 30, 2019	399	(1)	32.51	—	140,969,000
Total	1,204,699		$29.05	—

(1)
Pursuant to our 2005 Incentive Plan, we granted RSAs and RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended September 30, 2019, 3,499 shares of the RSAs and RSUs vested. We withheld 399 of those shares to pay the employees’ portion of the applicable payroll taxes.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of September 30, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $141.0 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
2.01	(1)	Stock Purchase Agreement, dated February 28, 2019
3.01	(2)	2013 Amended and Restated Certificate of Incorporation of the Company
3.02	(3)	Amended and Restated Bylaws of the Company
4.01	(4)	Form of Common Stock Certificate (P)
10.01	(5)	Form of Restricted Share Unit Award Agreement CEO (RSUs)
10.02	(6)	Form of Performance Share Award Agreement CEO (rTSR Performance Share Awards)
10.03	(7)	Form of Restricted Share Unit Award Agreement (RSUs)
10.04	(8)	Form of Performance Share Award Agreement (rTSR Performance Share Awards)
10.05	(9)	Amendment Agreement to the Amended and Restated Credit Agreement, dated April 5, 2019
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ACI WORLDWIDE, INC. (Registrant)

Date: November 7, 2019	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)