Form 10-K
period 2019-12-31
ACI WORLDWIDE, INC.
filed 2020-02-27
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-25346
_________________________________
ACI WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)
_________________________________

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
_________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s voting common stock held by non-affiliates on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $34.34 was $3,506,264,959. For purposes of this calculation, executive officers, directors, and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.
As of February 24, 2020, there were 116,130,399 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2020, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

All forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in our Risk Factors in Part I, Item 1A of this Form 10-K.

Trademarks and Service Marks
ACI, ACI Worldwide, the ACI logo, ACI Universal Payments, UP, the UP logo and all ACI product/solution names are trademarks or registered trademarks of ACI Worldwide, Inc., or one of its subsidiaries, in the United States, other countries or both. Other parties' trademarks referenced are the property of their respective owners.

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

We develop, market, install, and support a broad line of software products and solutions primarily focused on facilitating real-time electronic payments. Our payment capabilities, technologies, and solutions are marketed under the brand name Universal Payments®, or “UP®,” which describes the breadth and depth of ACI’s product offerings. UP defines ACI’s enterprise or “universal” payments capabilities targeting any channel, any network, and any payment type. ACI's UP solutions empower customers to regain control, choice, and flexibility in today’s complex payments environment, get to market more quickly, and reduce operational costs.

These products and services are used globally by banks, financial intermediaries, merchants and billers, such as third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including automated teller machines (“ATM”), merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites. The authentication, authorization, switching, settlement, fraud-checking, and reconciliation of electronic payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of participants in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and are conducted 24 hours a day, seven days a week.

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

Fiscal 2019 Acquisition
Speedpay
On May 9, 2019, we acquired E Commerce Group Products, Inc. ("ECG"), a subsidiary of The Western Union Company (“Western Union”), along with ECG's subsidiary, Speedpay, Inc. (collectively referred to as "Speedpay"). The combination of the Company and Speedpay bill pay solutions serves more than 4,000 customers across the U.S., bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay increases the scale of our ACI On Demand ("AOD") platform business and allows the acceleration of platform innovation.

Target Markets
ACI’s comprehensive electronic payment solutions serve four key markets:

Banks
ACI provides payment solutions to large and mid-size banks globally for both retail banking, digital, and other payment services. Our solutions transform banks’ complex payment environments to speed time to market, reduce costs, and deliver a consistent experience to customers across channels while enabling them to prevent and rapidly react to fraudulent activity. In addition, we enable banks to meet the requirements of different real-time payments schemes and to quickly create differentiated products to meet consumer, business, and merchant demands.

Financial intermediaries
ACI’s payment solutions support financial intermediaries, such as processors, networks, payment service providers (“PSPs”), and new financial technology entrants. We offer these customers scalable solutions that strategically position them to innovate and achieve growth and cost efficiency, while protecting them against fraud. Our solutions also allow new entrants in the digital marketplace to access innovative payment schemes, such as the U.K. Faster Payments New Access Model, Singapore FAST, India Unified Payments Interface (UPI), the Payments Network Malaysia (PayNet), Real-time Retail Payments Platform (RPP), and others.

Merchants
ACI’s support of merchants globally includes Tier 1 and Tier 2 merchants, online-only merchants and the PSPs, independent selling organizations (“ISOs”), value-added resellers (“VARs”), and acquirers who service them. These customers operate in a variety of verticals, including general merchandise, grocery, hospitality, dining, transportation, and others. Our solutions provide merchants with a secure, omni-channel payments platform that gives them independence from third-party payment providers. We also offer secure solutions to online-only merchants that provide consumers with a convenient and seamless way to shop.

Billers
Within the biller segment, ACI provides electronic bill presentment and payment (“EBPP”) services to companies operating in the consumer finance, insurance, healthcare, higher education, utility, government, and mortgage categories. Our solutions enable these customers to support a wide range of payment options and provide a convenient consumer payments experience that drives consumer loyalty and increases revenue.

Solutions
ACI’s UP® solutions span the payments ecosystem to support the electronic payment needs of banks, intermediaries, merchants and billers. Our six strategic solution areas include the following:

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
ACI Card and Merchant Management™ includes comprehensive credit, debit, smart card and prepaid card issuance and management; end-to-end merchant account management and settlement; and operation of complex settlement environments through a flexible system designed to support changing business models. With proven scalability and interoperability with ACI’s other payment offerings, this suite allows banks to introduce new products to their consumer segments quickly, across different markets, domestically and internationally.

Real-Time Payments
ACI supports both low and high-value, real-time payment processing for banks and financial intermediaries globally, ensuring multi-bank, multi-currency and 24x7 payment processing capabilities, as well as complete and ongoing regulatory compliance.
UP Real-Time Payments™ solution is the only global solution that allows banks to address their RTGS (Real-Time Gross Settlement), SWIFT messaging, automated clearing house ("ACH") and real-time faster payments needs with a single, universal offering. The solution delivers accelerated time to market with improved management of cash flow; payments security and fraud detection capabilities; simplified connectivity to new payment types and transparency for customers in tracking their payments. It supports several major schemes globally, including but not limited to EBA and ECB in Europe; U.K. Faster .; Equens in the Netherlands, Germany, and Italy; GIRO in Hungary; UPI in India; FAST in Singapore; ITMX in Thailand; RPP in Malaysia; NPP in Australia; and Zelle and TCH in the U.S.
UP Immediate Payments™ solution enables banks and PSPs to meet multiple real-time payment scheme requirements globally and to quickly create differentiated products to address consumer, business, and merchant demands. The solution provides gateway connectivity to any live, real-time payments scheme around the world and can serve as a modern, real-time hub. The cloud solution speeds time to market through pre-packaged offerings available for major schemes globally, including U.K. Faster Payments, The Clearing House Real-Time Payments System, Early Warning Services Zelle Network, ECB TIPS, and EBA RT1.

Merchant Payments
ACI provides real-time, any-to-any payment capabilities globally in both card-present and card-not-present environments.
UP Merchant Payments™ solution provides merchants with a vendor-agnostic, flexible and secure omni-channel payments environment through an integration of Postilion®, ACI ReD Shield®, and ACI PAY.ON® Payments Gateway™. Postilion facilitates transactions generated at the POS, as well as back-office functions, including prepaid, debit and credit card processing, ACH processing, electronic benefits transfer, card issuance and management, check authorization, customer loyalty programs, and returned check collection. ACI ReD Shield offers real-time fraud prevention to detect and manage domestic and cross-border payments fraud across all payment types, as well as an interactive, self-service business intelligence portal for deep insight into merchant fraud activity. Lastly, the ACI PAY.ON Payments Gateway delivers global payments connectivity through eCommerce and mCommerce channels, including a network of hundreds of local and cross-border card acquirers and alternative payment methods almost anywhere in the world.
UP eCommerce Payments™ solution is designed for PSPs, ISOs, VARs, acquirers and others that offer payment services to their merchant customer base. The cloud-based solution integrates ACI PAY.ON Payments Gateway and ACI ReD Shield, and is available as a white-label product.

Payments Intelligence
ACI’s big data engine uses powerful analytics to deliver robust fraud prevention and detection capabilities to bank, financial intermediary, and merchant customers.
UP Payments Risk Management™ solution uses a 360-degree approach to enterprise fraud management. The solution is designed to combat existing and emerging fraud threats using a combination of machine learning, fraud and payments data, advanced analytics, flexible rules, and agile decision strategies. For banks and financial intermediaries, the ACI® Proactive Risk Manager™ component gives customers real-time visibility into threats across their enterprise, including issuer card fraud, check/deposit fraud, wire fraud, merchant acquirer fraud, internal fraud and money laundering schemes at multiple perspectives, ranging from an account or customer level. It is available to financial institutions on premise or in the cloud. For merchants, ACI ReD Shield provides real-time fraud prevention for eCommerce and mCommerce transactions. It is available in the cloud.

Digital Channels
ACI offers banks advanced cash management capabilities in a multi-tenant, cloud-based platform.
ACI Universal Online Banker™ is a comprehensive digital banking platform designed to meet the needs of small businesses up to large corporations. It enables banks to generate new revenues through an extensive library of APIs and payment services while delivering a compelling customer experience with a highly-intuitive user interface. Customers can use digital tools to easily manage daily collections, disbursements, information reporting, and numerous other corporate cash management services.

Bill Payments
ACI meets the bill payment needs of corporate customers across myriad industries through a range of electronic bill payment solutions that help companies raise consumer satisfaction while reducing costs.
ACI Speedpay® solutions enable corporate customers to electronically present bills and collect payments from consumers through a single, integrated platform that powers the entire bill payments operation. The solution overcomes internal application silos, providing a seamless consumer experience across all payment channels, payment types, and methods. Customers can use ACI Speedpay solutions to power one-time payments, recurring payments, service-fee payments, disbursement services, remittance services, and eBilling. The solution also simplifies treasury management operations through a broad array of reconciliation, reporting, and payment servicing tools. ACI Speedpay solutions include industry-leading security, full payment card industry (PCI) compliance, and privacy practices.

On Premise or On Demand Software Delivery Options
Our software solutions are offered to our customers through either a traditional term software license arrangement where the software is installed and operated on the customer premises or in a third-party public cloud environment (ACI On Premise™), through an on-demand arrangement where the solution is maintained and delivered through the cloud via our global data centers (ACI On Demand™), or a combination of the two. Solutions delivered through ACI’s on-demand cloud are available in either a single-tenant environment, known as a software as a service (“SaaS”) offering, or in a multi-tenant environment, known as a platform as a service (“PaaS”) offering. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of five years, or three years in the case of certain acquired SaaS and PaaS contracts.

Partnerships and Industry Participation
We have two major types of third-party product partners: 1) technology partners, or industry leaders with whom we work closely that drive key industry trends and mandates, and 2) business partners, with whom we embed the partners’ technology in ACI products, host the partners’ software in ACI’s cloud as a part of our AOD offering, or jointly market solutions that include the products of the other company.

Technology partners help us add value to our solutions, stay abreast of current market conditions and industry developments such as standards. Technology partner organizations include Diebold, Inc. (“Diebold”), NCR Corporation (“NCR”), Wincor-Nixdorf, VISA, Mastercard, and SWIFT. In addition, ACI has membership in or participates in the relevant committees of several industry associations, such as the International Organization for Standardization (“ISO”), Accredited Standards Committee ("ASC") X9, ATM Industry Association, Financial Services, Interactive Financial eXchange Forum (“IFX”), Nexo Standards, International Payments Framework Association (“IPFA”), U.K. Cards Association, Smart Card Alliance, and the PCI Security Standards Council. These partnerships provide direction as it relates to the specifications that are used by the card schemes, and in some cases, manufacturers. These organizations typically look to ACI as a source of knowledge and experience to be shared in conjunction with creating and enhancing their standards. The benefit to ACI is in having the opportunity to influence these standards with concepts and ideas that will benefit the market, our customers, and ACI.

Business partner relationships extend our product portfolio, improve our ability to get our solutions to market, and enhance our ability to deliver market-leading solutions. We share revenues with these business partners based on several factors related to overall value contribution in the delivery of the joint solution or payment type. The agreements with business partners include referral, resale, traditional original equipment manufacturer (“OEM”) relationships, and transaction fee-based payment-enablement partnerships. These agreements generally grant ACI the right to create an integrated solution that we host or distribute, or provide ACI access to established payment networks or capabilities. The agreements are generally worldwide in scope and have a term of several years.

We have alliances with our technology partners HP, IBM, Microsoft Corporation, Amazon, and Oracle USA, Inc. (“Oracle”), whose industry-leading hardware, software, and cloud-based infrastructure services are utilized by and in delivery of ACI’s products. These partnerships allow us to understand developments in the partners’ technology and to utilize their expertise in topics like sizing, scalability, and performance testing.

The following is a list of key product business partners:

•	Accuity, Inc.

•	Amazon

•	Apple Inc.

•	Aptean

•	Arvato Financial solutions

•	Bank of America – Cashpro Online

•	Biocatch

•	Black Knight Financial Services

•	Cardinal Commerce

•	Chase Paymentech

•	Clickatel

•	Computershare Inc.

•	DataOceans, LLC

•	Diamond Communications Solutions

•	Elavon Inc.

•	Epic Systems Corporation

•	FairCom Corporation

•	Fifth Third Bank

•	Fraudforce

•	FutureX

•	Guidewire

•	Heirloom Computing

•	Hewlett-Packard Company (HP)

•	iData Incorporated

•	Ingenico Group

•	Integrated Research Limited

•	International Business Machines Corporation (IBM)

•	Intuit, Inc.

•	iSight Case Management

•	Jack Henry & Associates, Inc.

•	Kiosk

•	Lean Software Services, Inc.

•	Limontech

•	MAGTEK Inc.

•	Mastercard

•	Mi-Pay Limited

•	Micro Focus, Inc.

•	Microsoft Corporation

•	Monex Financial Services Limited

•	MTFX

•	N2N

•	Neustar, Inc.

•	Noggintech

•	Nordis Technologies

•	Opentext

•	Oracle USA, Inc. (Oracle)

•	Paragon Application Systems, Inc.

•	Pavreto

•	Pax Technologies

•	PayPal

•	Payworks GmbH

•	IATA—Perseuss

•	Pronexus Inc.

•	Rambus Company

•	Reliant Solutions

•	RSA Security LLC, the Security Division of Dell EMC Corporation

•	Safetrust pcProxPlus BLE

•	SAP America, Inc.

•	Semafone—Card Protect

•	ShopSite

•	Solutions by Text, LLC

•	Spectrum Message Services Pty Ltd

•	Stiftung SIC

•	SWIFT

•	Symantec Corporation

•	ThreatMetrix, Inc.

•	TIBCO Software, Inc.

•	TSYS Acquiring Solutions

•	VISA

•	Vocalink Limited, a Mastercard company

•	Worldpay Inc.

Services
We offer our customers a wide range of professional services, including analysis, design, development, implementation, integration, and training. Our service professionals generally perform the majority of the work associated with installing and integrating our software products. In addition, we work with a limited number of systems integration and services partners such as Accenture, LLC, Cognizant Technology Solutions Corporation, and Stanchion Payments Solution for staff augmentation and coordinated co-prime delivery where appropriate.

We offer the following types of services for our customers:

•
Implementation Services. We utilize a standard methodology to deliver customer project implementations across all product lines and delivery options. Within the process, we provide customers with a variety of services, including solution scoping reviews, project planning, training, site preparation, installation, product configuration, product customization, testing and go-live support, and project management throughout the project lifecycle. Implementation services are typically priced according to the level of technical expertise required.

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

•
Education Services. ACI courses include both theory and practical sessions to allow students to work though real business scenarios and put their newly learned skills to use. This hands-on approach ensures that the knowledge is retained and the student is more productive upon their return to the workplace. ACI’s education courses provide students with knowledge at all levels, to enhance and improve their understanding of ACI products. ACI also provides further, more in-depth technical courses that allow students to use practical labs to enhance what they have learned in the classroom. The ACI trainers’ ability to understand customers’ systems means ACI can also provide tailored course materials for individual customers. Depending upon products purchased, training may be conducted at a dedicated education facility at one of ACI’s offices, online, on demand or at the customer site.

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

Standard Customer Support. After software installation and project completion, we provide maintenance services to customers for a monthly product support fee. Maintenance services include:

•	New product releases (major, minor and patches)

•	24-hour hotline for priority one (“P1”) problem resolution

•	Online support portal (eSupport)

•	Vendor-required mandates and updates

•	Product documentation

•	Hardware operating system compatibility

•	User group membership

Enhanced Customer Support. This includes all features of Standard Customer Support plus the following:

•	Named technical account manager

•	Accelerated service levels

•	Consulting support

Premium Customer Support. Under the premium customer support option, referred to as the Premium Customer Support Program, each customer is assigned an experienced technician(s) to work with its system. The technician(s) typically performs functions such as:

•	Configuration and testing software fixes

•	Retrofitting custom software modifications (“CSMs”) into new software releases

•	Answering questions and resolving problems related to the customer’s implementation

•	Maintaining a detailed CSM history

•	Monitoring customer problems on ACI’s HELP24™ hotline database on a priority basis

•	Supplying onsite support, available upon demand

•	Performing an annual system review/health check and capacity planning exercise

We provide new releases of our products on a periodic basis. New releases of our products, which often contain minor product enhancements, are typically provided at no additional fee for customers under standard customer support agreements. Agreements with our customers permit us to charge for substantial product enhancements that are not provided as part of the standard, enhanced, or premium customer support agreement.

Competition
The electronic payments market is highly competitive and subject to rapid change. Competitive factors affecting the market for our products and services include product features, price, availability of customer support, ease of implementation, product and company reputation, and a commitment to continued investment in research and development.

Our competitors vary by solution, geography, and market segment. Generally, our most significant competition comes from in-house information technology departments of existing and potential customers, as well as third-party electronic payment processors (some of whom are our customers). Many of these companies are significantly larger than us and have significantly greater financial, technical, and marketing resources.

Key competitors by solution include the following:
Retail Payments and Real-Time Payments
The third-party software competitors for ACI’s Retail Payments and Real-Time Payments solutions areas are Fidelity National Information Service, Inc. ("FIS"), Fiserv, Inc. ("Fiserv"), Finastra, Computer Sciences Corporation, NCR, OpenWay Group, and Total System Services, Inc. (Global Payments), as well as small, regionally-focused companies such as BPC Banking Technologies, PayEx Solutions AS, Financial Software and Systems, CR2, Lusis Payments Ltd., and Opus Software Solutions Private Limited. Primary electronic payment processing competitors in this area include global entities such as Atos Origin S.A., Fiserv, SiNSYS, VISA and Mastercard, as well as regional or country-specific processors.

Merchant Payments
Competitors in the Merchant Payments solution area come from both third-party software and service providers as well as service organizations run by major banks. Third-party software and service competitors include NCR, Ingenico Group, Adyen, Worldpay Inc. (FIS), GlobalCollect, Cybersource (VISA), Square, Inc., Tender Retail Inc., First Data (Fiserv), and VeriFone Systems, Inc.

Payments Intelligence
Principal competitors for our Payments Intelligence solution area are NICE LTD, Fair Isaac Corporation, NCR, BAE Systems, FIS, Fiserv, SAS Institute, Inc., Kount, Feedzai, Featurespace, Forter, Accertify (American Express), and Cybersource (VISA), as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Digital Channels
Principal competitors for our Digital Channels solution area are NCR, Bottomline Technologies, Q2 Software, Inc., Jack Henry & Associates, Inc., FIS, Fiserv, and Finastra.

Bill Payments
The principal competitors for Bill Payment solutions are Fiserv, FIS, Jack Henry & Associates, Inc., TouchNet Information Systems, Inc., Kubra Customer Interaction Management, Worldpay Inc. (FIS), CSG Systems International, Inc., Nelnet, Inc. and Affiliates, Higher One, Inc. (Blackboard), Paymentus Corp., NIC, Repay, PayNearMe, Aliaswire Inc., and Invoice Cloud, Inc., as well as smaller vertical-specific providers.

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

During the development of new products, we work closely with our customers and industry leaders to determine requirements. We work with device manufacturers, such as Diebold, NCR, and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. We work with network vendors, such as Mastercard, VISA, and SWIFT, to ensure compliance with new regulations or processing mandates. We work with computer hardware and software manufacturers, such as HPE, IBM, Microsoft Corporation, and Oracle to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

We have a continuous process to encourage and capture innovative product ideas. Such ideas include features, as well as entirely new products or service offerings. A proof of concept (“POC”) may be conducted to validate the idea. If determined to be viable, the innovation is scheduled into a product roadmap for development and release.

Customers
We provide software products and solutions to customers in a range of industries worldwide with billers, banks, intermediaries, and merchants comprising our largest industry segments. As of December 31, 2019, we serve more than 5,100 customers, including 18 of the top 20 banks worldwide, as measured by asset size, and thousands of leading merchants globally, as measured by revenue, in over 90 countries on six continents. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2019, 2018, and 2017. No customer accounted for more than 10% of our consolidated receivables balance as of December 31, 2019 and 2018.

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

We use distributors and referral partners to supplement our direct sales force in countries where it is more efficient and economical to do so. We generate a majority of our sales leads through existing relationships with vendors, direct marketing programs, customers and prospects, or through referrals. ACI’s distributors, resellers and system integration partners are enabled to provide supplemental or complete product implementation and customization services directly to our customers or in a joint delivery model.

Current international distributors, resellers, referral partners, and implementation partners (collectively, “Channel Partners”) for us during the year ended December 31, 2019, included:

•	AGS Technology Inc. (India)

•	ASI International (Colombia/Venezuela/Caribbean)

•	Bayshore (China)

•	CAPSYS Technologies, LLC (Russia/Eastern Europe)

•	Channel Solutions Inc. (Philippines)

•	DataOne Asia Co., Ltd. (Thailand)

•	DDWay (Italy)

•	EFT Corporation (Sub-Saharan Africa)

•	Interswitch Ltd. (Sub-Saharan Africa)

•	JRI Inc. (Japan)

•	Korea Computer Inc (Korea)

•	Kuvaz (Chile)

•	Pactera (China)

•	P.T. Abhimata Persada (Indonesia)

•	Stanchion (South Africa)

•	STJ-CA, Inc. (United States)

•	STET (EU)

•	Stream IT Consulting Ltd. (Thailand)

•	Syscom Computer Co., Ltd. (Shenzhen) (China)

•	Syscom Computer Engineering Co. (Taiwan)

•	TIS Inc. (Japan)

•	Transaction Payment Solutions - Liquid Telecom (Sub-Saharan Africa)

•	Worldline (China)

ACI ReD Shield channel partners during the year ended December 31, 2019, included:

•	Altapay (Denmark)

•	Amadeus (Spain)

•	Barclaycard (U.K.)

•	Computop (Germany)

•	Easynollo (Italy)

•	Evo Payments (United States)

•	Ingenico Group (Netherlands)

•	Mastercard/Datacash (U.K.)

•	Metrics Global (United States)

•	MNP Media Ltd. (U.K.)

•	Paysafe Group Plc (United States)

•	PayU South Africa (South Africa)

•	Planet Payments (United States)

•	Secure Trading (U.K.)

•	Simplepay (Australia)

•	VeriFone Systems, Inc. (United States and European Union)

•	Worldline Sweden AB (Sweden)

Biller channel partners during the year ended December 31, 2019, included:

•	3 Point Alliance

•	ACH Payment Solutions

•	Adirondack Solutions

•	API Outsourcing

•	Clearwater Payments

•	County Information Resources Agency

•	Creative Micro – CMI

•	Discover

•	Donald R. Frey & Co.

•	ECHO Health

•	Ellucian

•	Epic

•	Guidewire

•	MoneyGram

•	Nordis Technologies

•	Nortridge Software Company

•	Ontario Systems

•	Radiant 44

•	RRD

•	Salepoint

•	Semafone

•	Shaw

•	Solutions by Text

•	SourceHOV

•	Thompson Reuters

•	Transactis (Mastercard)

•	TriZetto (Cognizant)

•	The Western Union Company

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

Employees
As of December 31, 2019, we had a total of 4,018 employees.

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

Executive Officers of the Registrant
As of February 27, 2020, our executive officers, their ages, and their positions were as follows:

Name	Age	Position
Craig S. Saks	49	Interim President, Interim Chief Executive Officer, and Chief Operating Officer
Scott W. Behrens	48	Executive Vice President, Chief Financial Officer
Evanthia (Eve) C. Aretakis	60	Executive Vice President, Group President, ACI On Demand
Jeremy M. Wilmot	51	Executive Vice President, Group President, ACI On Premise
Carolyn B. Homberger	39	Executive Vice President, Chief Risk Officer
Michael D. Braatz	51	Executive Vice President, Chief Product Officer
Dennis P. Byrnes	56	Executive Vice President, Chief Administrative Officer, General Counsel, and Secretary

Mr. Saks was appointed Interim President and Chief Executive Officer in December 2019, effective January 1, 2020. Mr. Saks continues to serve as the Chief Operating Officer, with more than twenty years of payments and banking expertise. Previously, Mr. Saks led ACI's Strategic Products division. Prior to joining ACI in February 2012, Mr. Saks was Senior Vice President of Shared Services at S1 Corporation, which was subsequently acquired by ACI. From 1999 to 2007, Mr. Saks served as the Chief Operating Officer at Fundamo. Mr. Saks holds a Master of Commerce in IT Management from the University of Cape Town and a Bachelor of Commerce in Computer Science from the University of Port Elizabeth.

Mr. Behrens serves as Executive Vice President and Chief Financial Officer. Mr. Behrens joined ACI in June 2007 as our Corporate Controller and was appointed as Chief Accounting Officer in October 2007. Mr. Behrens was appointed Chief Financial Officer in December 2009. Mr. Behrens ceased serving as our Corporate Controller in December 2010. Mr. Behrens was appointed Executive Vice President in March 2011. Prior to joining ACI, Mr. Behrens served as Senior Vice President, Corporate Controller and Chief Accounting Officer at SITEL Corporation from January 2005 to June 2007. He also served as Vice President of Financial Reporting at SITEL Corporation from April 2003 to January 2005. From 1993 to 2003, Mr. Behrens was with Deloitte & Touche, LLP, including two years as a Senior Audit Manager. Mr. Behrens holds a Bachelor of Science from the University of Nebraska – Lincoln.

Ms. Aretakis serves as Executive Vice President and Group President of ACI On Demand. Previously, Ms. Aretakis led ACI's Product Development group. Prior to joining ACI in 2016, Ms. Aretakis was Executive Vice President at Unify/Siemens Enterprise Communications. Her responsibilities included P&L management and accountability for software development, product management and manufacturing of the global product portfolio. She previously served as President of IP Network Solutions at Siemens, Unit President of the company’s U.S. carrier division and as Executive Vice President at Unisphere Networks. Ms. Aretakis began her career as a Software Engineer for Texas Instruments and Raytheon. She transitioned to Product Management as she progressed into management roles of various business units. Ms. Aretakis holds a bachelor’s degree in Computer Science and Economics from Union College.

Mr. Wilmot serves as Executive Vice President and Group President of ACI On Premise. Prior to his current role, Mr. Wilmot held a number of senior leadership roles at ACI, including Executive Vice President, Chief Marketing and Revenue Officer, Senior Vice President and Managing Director for the Americas, President for the Asia-Pacific and Regional Director for Western Europe and Africa. Prior to joining ACI in 1999, Mr. Wilmot worked for ICL (now Fujitsu) in several capacities, including as International Sales Manager for Financial Services. Mr. Wilmot holds a Bachelor of Arts in Business Studies from Oxford Brookes University in the United Kingdom and has completed the Advanced Management Program at INSEAD in France.

Ms. Homberger serves as Executive Vice President and Chief Risk Officer. Previously, Ms. Homberger held a number of senior and operational leadership positions at ACI, including leading global sales, ACI On Demand, and customer management and maintenance. Prior to joining ACI Worldwide in 2006, Ms. Homberger worked at GE Healthcare, where she held finance leadership roles and completed the Financial Management Program (FMP). Ms. Homberger is a board member of the American Transaction Processors Coalition (ATPC) and Women in Payments. She is Six Sigma Green Belt Certified and holds a Master of Business Administration from Fordham University and a Bachelor of Science from Miami University.

Mr. Braatz serves as Executive Vice President and Chief Product Officer. Prior to his current role, Mr. Braatz most recently served as the Chief Marketing and Solutions Officer, Senior Vice President and P&L lead for ACI On Demand’s Software as a Service solutions, and Senior Vice President and Product Line Manager for ACI On Demand and for ACI’s Payments Risk Management solution. Prior to joining ACI in 2012, Mr. Braatz served as Senior Vice President of Marketing and Product Management at Memento Inc., a provider of enterprise fraud management solutions that was acquired by Fidelity National Information Services Inc. in 2012. Earlier in his career, Mr. Braatz was a consultant for Bain & Company, working with clients in the software and financial services industries. Mr. Braatz began his professional career as an officer in the United States Air Force, where he attained the rank of Captain. Mr. Braatz holds a Bachelor of Arts in Mathematics from Northwestern University and a Master of Business Administration from Northwestern's Kellogg School of Management.

Mr. Byrnes serves as Executive Vice President, Chief Administrative Officer, General Counsel, and Secretary. He has served in that capacity since March 2011 and as General Counsel and Secretary since joining the Company in June 2003. Prior to joining ACI, Mr. Byrnes served as an attorney with Bank One Corporation’s technology group from 2002 to 2003; with Sterling Commerce from 1996 to 2002; and with Baker Hostetler from 1991 to 1996. Mr. Byrnes holds a JD from The Ohio State University College of Law, a Master of Business Administration from Xavier University, and a Bachelor of Science in Engineering from Case Western Reserve University.
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
Mergers, acquisitions, and personnel changes at key financial services organizations have the potential to adversely affect our business, financial condition, cash flows, and results of operations. Our business is concentrated in the financial services industry, making us susceptible to consolidation in, or contraction of, the number of participating institutions within that industry. Consolidation activity among financial institutions and financial intermediaries has increased in recent years. Changes in financial conditions have also historically resulted in consolidation and contraction as financial institutions have failed or have been acquired by or merged with other financial institutions. There are several potential negative effects of increased consolidation activity. Continuing consolidation could cause us to lose existing and potential customers for our products and services. For instance, consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity in turn decided to forego future use of our products, our revenues would decline.

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
Failure to achieve favorable renewals of customer contracts could negatively impact our business. Our contracts with our customers generally run for a period of five years, or three years in the case of certain acquired SaaS and PaaS contracts. At the end of the contract term, customers have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. Failure to achieve high renewal rates on commercially favorable terms could adversely affect our results of operations and financial condition.

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
Our software products are complex. Software may contain bugs or errors that can unexpectedly interfere with the operation of the software products. Our software products may contain undetected errors or flaws when first introduced or as new versions are released. These undetected errors may result in loss of, or delay in, market acceptance of our products and a corresponding loss of sales or revenues. Customers depend upon our products for mission-critical applications, and these errors may hurt our reputation with customers. In addition, software product errors or failures could subject us to product liability, as well as performance and warranty claims, which could materially adversely affect our business, financial condition, cash flows and/or results of operations.

If our products and services fail to comply with legislation, government regulations, and industry standards to which our customers are subject, it could result in a loss of customers and decreased revenue.
Legislation, governmental regulation, and industry standards affect how our business is conducted, and in some cases, could subject us to the possibility of future lawsuits arising from our products and services. Globally, legislation, governmental regulation and industry standards may directly or indirectly impact our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. For example, our products are affected by VISA, Mastercard and other major payment brand electronic payment standards that are generally updated twice annually. Beyond this, our products are affected by PCI Security Standards. As a provider of electronic data processing to financial institutions, we must comply with FFIEC regulations and are subject to FFIEC examinations.

In addition, action by government and regulatory authorities such as the Dodd-Frank Wall Street Reform and the Consumer Protection Act relating to financial regulatory reform, the European Union-wide General Data Protection Regulation (“GDPR”) (which imposes strict data privacy requirements and regulatory fines of up to 4% of “worldwide turnover”) and the California Consumer Privacy Act ("CCPA"), as well as legislation and regulation related to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and therefore could have a material adverse effect on our business, financial condition, cash flows and results of operations. The regulatory focus on privacy issues also continues to increase and worldwide laws and regulations concerning the handling of personal information are expanding and becoming more complex. Our failure, or perceived failure, to comply with laws and regulations concerning the handling of personal information could result in lost or restricted business, proceedings, actions or fines brought against us or levied by governmental entities or others, or could adversely affect our business and harm our reputation.

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
When we process an automated clearing house or ATM network payment transaction for certain clients, we occasionally transfer funds from our settlement account to the intended destination account before we receive funds from a client’s source account. The vast majority of these occurrences are resolved quickly through normal processes. However, if they are not resolved and we are then unable to reverse the transaction that sent funds to the intended destination, a shortfall in our settlement account will be created. Although we have legal recourse against our clients for the amount of the shortfall, timing of recovery may be delayed by litigation or the amount of any recovery may be less than the shortfall. In either case, we would have to fund the shortfall in our settlement account from our corporate funds.

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

In addition, the implementation of the United Kingdom’s withdrawal from the European Union (referred to as Brexit) could, among other outcomes, disrupt the free movement of goods, services, and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas, and significantly disrupt trade between the U.K. and the E.U. The uncertainties related to Brexit have cross-border operational, financial and tax implications, among others, and any economic volatility that may arise in the U.K., the E.U., or elsewhere may adversely affect our business.

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

Our business and operating results could be adversely affected by events outside of our control, including natural disasters, wars and outbreaks of disease or other adverse public health developments.
We may be impacted by natural disasters, wars, and outbreaks of disease or other adverse public health developments such as the recent COVID-19 coronavirus outbreak. These events could cause disruptions or restrictions on us, our partners and customers, including restrictions on travel, temporary closure of facilities, and other restrictions.  Such disruptions or restrictions may result in delays or losses of sales and delays in the development or implementation of our products.  These events could also result in a decrease in consumers’ use of our customers’ services, further adversely affecting our business and operating results.

Failure to attract and retain senior management personnel and skilled technical employees could harm our ability to grow.
Our senior management team has significant experience in the financial services industry. The loss of this leadership could have an adverse effect on our business, operating results and financial condition. Further, the loss of this leadership may have an adverse impact on senior management’s ability to provide effective oversight and strategic direction for all key functions within the Company, which could impact our future business, operating results and financial condition.

Our future success also depends upon our ability to attract and retain highly-skilled technical personnel. Because the development of our solutions and services requires knowledge of computer hardware, operating system software, system management software, and application software, our technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results and financial condition.

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

See Critical Accounting Policies and Estimates in Part II, Item 7 of this Form 10-K for additional information related to Accounting Standards Codification ("ASC") 805, Business Combinations.

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
Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2019. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

Our outstanding debt contains restrictions and other financial covenants that limit our flexibility in operating our business.
Our credit facility and the indenture governing our 5.750% Senior Notes due 2026 (“2026 Notes”) contain customary affirmative and negative covenants for debt of these types that limit our ability to engage in specified types of transactions. If an event of default occurs, the lenders, trustee, or holders of the 2026 Notes will be entitled to take various actions, including, but not limited to, demanding payment for all amounts outstanding. If adverse global economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to reduced demand for our products and services and as a result, we could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing debt, resulting in an event of default. If we are unable to cure the default or obtain a waiver, we will not be able to access our credit facility and there can be no assurance that we would be able to obtain alternative financing. See Note 5, Debt, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

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

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced it will no longer compel banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR.

The Company's Credit Agreement is currently indexed to LIBOR, and the maturity date of the Credit Agreement extends beyond 2021. The Credit Agreement contemplates the discontinuation of LIBOR and provides options for the Company in such an event. It is uncertain at this time, however, what the potential impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR, may be on our business, financial condition, and/or results of operations.

Management’s backlog estimate may not be accurate and may not generate the predicted revenues.
Estimates of future financial results are inherently unreliable. Our backlog estimates require substantial judgment and are based on a number of assumptions, including management’s current assessment of customer and third-party contracts that exist as of the date the estimates are made, as well as revenues from assumed contract renewals, to the extent that we believe that recognition of the related revenue will occur within the corresponding backlog period. A number of factors could result in actual revenues being less than the amounts reflected in backlog. Our customers or third-party partners may attempt to renegotiate or terminate their contracts for a number of reasons, including mergers, changes in their financial condition, or general changes in economic conditions within their industries or geographic locations, or we may experience delays in the development or delivery of products or services specified in customer contracts. Actual renewal rates and amounts may differ from historical experience used to estimate backlog amounts. Changes in foreign currency exchange rates may also impact the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts included in backlog will actually generate the specified revenues or that the actual revenues will be generated within a 12-month or 60-month period. Additionally, because backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as a U.S. generally accepted accounting principles (“GAAP”) financial measure.

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

Our revenue and earnings are highly cyclical, our quarterly results fluctuate significantly, and we have revenue-generating transactions concentrated in the final weeks of a quarter which may prevent accurate forecasting of our financial results and cause our stock price to decline.
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

Due to the industry we operate in, our stock price may be volatile.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease office space in Naples, Florida, for our principal executive headquarters. As of the end of 2019, we also owned and leased a total of approximately 572,000 square feet of office and data center space in the U.S. and leased approximately 450,000 square feet of office and data center space outside the U.S., primarily in the United Kingdom, Ireland, and Singapore.

We believe our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required. We also believe we will be able to renew leases as they expire or secure alternate suitable space.
See Note 14, Leases, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information regarding our obligations under our facilities leases.
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

As of February 24, 2020, there were 272 holders of record of our common stock. A substantially greater number of shareholders hold our common stock in “street name”, or as beneficial holders whose shares are held in the name of banks, brokers, or other financial institutions.

Dividends
We have never declared nor paid cash dividends on our common stock. We do not presently anticipate paying cash dividends. However, any future determination relating to our dividend policy will be made at the discretion of our board of directors (the "board") and will depend upon our financial condition, capital requirements, and earnings, as well as other factors the board may deem relevant. The terms of our current Credit Facility may restrict the payment of dividends subject to us meeting certain financial metrics and being in compliance with the events of default provisions of the agreement.

Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2019 through October 31, 2019	—	$—	—	$140,969,000
November 1, 2019 through November 30, 2019	—	—	—	140,969,000
December 1, 2019 through December 31, 2019 (1)	45,993	36.18	—	140,969,000
Total	45,993	$36.18	—

(1)
Pursuant to our 2005 Equity and Performance Incentive Plan, as amended (the "2005 Incentive Plan"), we granted stock options. These awards have a term that may not exceed ten years and vesting is determined by the administrator of the plan. During the three months ended December 31, 2019, 90,750 stock options were exercised by means of net settlement. We withheld 45,993 of these stock options to pay the employees’ portion of the applicable minimum payroll withholding taxes and cover the respective exercise price.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of December 31, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $141.0 million.

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
The graph above assumes a $100 investment was made in our common stock and each index on December 31, 2014, and all dividends were reinvested. Also included are respective investment returns based on the stock and index values as of the end of each year during the five-year period. This information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

The stock performance graph disclosure above is not considered “filed” with the SEC under the Securities and Exchange Act of 1934, as amended, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, unless specifically referenced.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived from our consolidated financial statements (in thousands, except per share data). This data should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes included elsewhere in this annual report. The financial information below is not necessarily indicative of the results of future operations. Future results could differ materially from historical results due to many factors, including those discussed in Item 1A, Risk Factors.

	Years Ended December 31,
	2019 (1)(2)	2018 (3)	2017 (4)	2016 (5)	2015
Income Statement Data:
Total revenues	$1,258,294	$1,009,780	$1,024,191	$1,005,701	$1,045,977
Net income	67,062	68,921	5,135	129,535	85,436
Earnings per share:
Basic	$0.58	$0.59	$0.04	$1.10	$0.73
Diluted	$0.57	$0.59	$0.04	$1.09	$0.72
Weighted average common shares outstanding:
Basic	116,175	116,057	118,059	117,533	117,465
Diluted	118,571	117,632	119,444	118,847	118,919

	December 31,
	2019 (1)(2)	2018 (3)	2017	2016 (5)	2015
Balance Sheet Data:
Working capital	$308,426	$269,857	$100,039	$31,625	$(2,360)
Total assets	3,257,534	2,122,455	1,861,639	1,902,295	1,975,788
Current portion of debt (6)	34,148	20,767	17,786	90,323	89,710
Debt (long-term portion) (6)	1,350,592	658,602	668,356	656,063	845,639
Stockholders’ equity	1,129,968	1,048,231	764,597	754,917	654,400

(1)
The consolidated balance sheet and statement of operations for the year ended December 31, 2019, includes the acquisition of Speedpay as discussed in Note 3, Acquisition, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

(2)
The consolidated balance sheet and statement of operations for the year ended December 31, 2019, reflects the application of Accounting Standards Update (“ASU”) 2016-02, Leases (codified as “ASC 842”) as discussed in Note 14, Leases, to our Notes to Consolidated Financial Statements.

(3)
The consolidated balance sheet and statement of operations for the year ended December 31, 2018, reflects the adoption of ASU 2014-09, Revenue from Contracts with Customers (codified as “ASC 606”), as discussed in Note 2, Revenue, to our Notes to Consolidated Financial Statements, including a cumulative adjustment of $244.0 million to retained earnings.

(4)
The consolidated statement of operations for the year ended December 31, 2017, reflects the Baldwin Hackett & Meeks, Inc. (“BHMI”) judgment. We recorded $46.7 million in general and administrative expense and $1.4 million in interest expense, as discussed in Note 15, Commitments and Contingencies, to our Notes to Consolidated Financial Statements.

(5)	The consolidated balance sheet and statement of operations for the year ended December 31, 2016, reflects the sale of Community Financial Services assets and liabilities.

(6)
During the year ended December 31, 2019, we borrowed $500.0 million in the form of a new senior secured term loan and drew $250.0 million on the available Revolving Credit Facility to fund the acquisition of Speedpay. During the year ended December 31, 2018, we issued $400.0 million in senior notes due August 15, 2026. We used the net proceeds of these senior notes to redeem our outstanding $300.0 million senior notes due 2020, which we originally entered in to during the year ended December 31, 2013.  See Note 5, Debt, to our Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
ACI Worldwide, the Universal Payments (“UP”) company, powers electronic payments for more than 5,100 organizations around the world. More than 1,000 of the largest financial institutions and intermediaries, as well as thousands of leading global merchants, rely on ACI to execute $14 trillion each day in payments and securities. In addition, myriad organizations utilize our electronic bill presentment and payment services. Through our comprehensive suite of software solutions delivered on customers’ premises, through a third-party public cloud environment or through ACI’s private cloud, we provide real-time, immediate payments capabilities and enable the industry’s most complete omni-channel payments experience.

Our products are sold and supported through distribution networks covering three geographic regions – the Americas, EMEA, and Asia/Pacific. Each distribution network has its own globally coordinated sales force that it supplements with independent reseller and/or distributor networks. Our products and solutions are used globally by banks, financial intermediaries, merchants, and billers, such as third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including ATMs, merchant POS terminals, bank branches, mobile phones, tablets, corporations, and Internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of electronic payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI brand.

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We have launched a globalization strategy which includes elements intended to streamline our supply chain and concentrate expertise in several geographic locations to support a growing international customer base and competitive needs. We utilize our Irish subsidiaries to manage certain of our intellectual property rights and to oversee and manage certain international product development and commercialization efforts. We increased our SaaS and PaaS capabilities with a data center in Ireland allowing our SaaS and PaaS solutions to be more-broadly offered in the European market. We also continue to grow centers of expertise in Timisoara, Romania and Pune and Bangalore in India, as well as key operational centers such as Cape Town, South Africa and in multiple locations in the United States.

Key trends that currently impact our strategies and operations include:
Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In their World Payments Report, Capgemini predicts that non-cash transaction volumes will grow in volume at an annual rate of 14.2%, from 538.6 billion in 2017 to 1,045.5 billion in 2022, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume and through the sale of capacity upgrades to existing customers.

Adoption of real-time payments. Customer expectations, from both consumers and billers, are driving the payments world to more real-time delivery. In the U.K., payments sent through the traditional ACH multi-day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds, and this is being considered and implemented in several countries including Malaysia, Thailand, Singapore, Australia, the United States, and various countries in Europe. In Europe, the ECB TIPS and EBA RT1 schemes are driving real-time payments adoption, while in the U.S. market, Zelle and TCH Real-Time Payments are now driving the adoption. Corporate customers expect real-time information on the status of their payments instead of waiting for an end-of-day report. Regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real-time execution of transactions and delivery of information through real-time tools, such as dashboards, so our experience will be valuable in addressing this trend.

Increasing competition. The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors, and third-party software companies located both within and outside of the United States. Many of these companies are significantly larger than us and have significantly greater financial, technical, and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competition to our solutions, particularly among customers that do not seek to differentiate their electronic payment offerings or are eliminating banks from the payments service, reducing the need for our solutions. As consolidation in the financial services and financial technology industries continues, we anticipate that competition for those customers will intensify.

Adoption of cloud technology. To leverage lower-cost computing technologies, some banks, financial intermediaries, merchants, and billers are seeking to transition their systems to make use of cloud technology. Our investments and partnerships provide us the grounding to deliver cloud capabilities now and in the future. Market sizing data from Ovum indicates that spend on SaaS and PaaS payment systems is growing faster than spend on installed applications.
Electronic payments fraud and compliance. As electronic payment transaction volumes increase, organized criminal organizations continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Banks, financial intermediaries, merchants, and billers continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions and other attacks such as denial of service attacks. Due to concerns with international terrorism and money laundering, banks and financial intermediaries in particular are being faced with increasing scrutiny and regulatory pressures. We continue to see opportunity to offer our fraud detection solutions to help customers manage the growing levels of electronic payments fraud and compliance activity.

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

European Payment Service Directive (PSD2). PSD2, which was ratified by the European Parliament in 2015, required member states to implement new payment regulations in 2018. The XS2A provision effectively creates a new market opportunity where banks in European Union member countries must provide open API standards to customer data, thus allowing authorized third-party providers to enter the market.

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

Global vendor sourcing. Global and regional banks, financial intermediaries, merchants, and billers are aiming to reduce the costs in supplier management by picking suppliers who can service them across all their geographies instead of allowing each country operation to choose suppliers independently. Our global footprint from both a customer and a delivery perspective enable us to be successful in this globally sourced market. However, projects in these environments tend to be more complex and therefore of higher risk.

Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, banks and financial intermediaries are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using SOA to allow for re-use of common electronic payment functions, such as authentication, authorization, routing and settlement, will become more common. Using these techniques, banks and financial intermediaries will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our product strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger than us and have significantly greater financial, technical and marketing resources.

Mobile banking and payments. There is a growing demand for the ability to carry out banking services or make payments using a mobile phone. According to analysis from the Deloitte Center for Financial Services in 2018, 84% of global consumers use online banking and 72% use mobile banking applications. Additionally, digital channels are used more frequently than bank branches and ATMs across all generations and in all countries. Our customers have been making use of existing products to deploy mobile banking, mobile payments, and mobile commerce solutions for their customers in many countries. In addition, ACI has invested in mobile products of our own and via partnerships to support mobile functionality in the marketplace.
Electronic bill payment and presentment. EBPP encompasses all facets of bill payment, including biller direct, where customers initiate payments on biller websites, the consolidator model, where customers initiate payments on a financial institution’s website, and walk-in bill payment, as one might find in a convenience store. The EBPP market continues to grow as consumers move away from traditional forms of paper-based payments. Nearly three out of four (73%) online payments are made at the billers’ sites rather than through banking websites. The biller-direct solutions are seeing strong growth as billers migrate these services to outsourcers, such as ACI, from legacy systems built in house. We believe that EBPP remains ripe for outsourcing, as a significant amount of biller-direct transactions are still processed in house. As billers seek to manage costs and improve efficiency, we believe that they will continue to look to third-party EBPP vendors that can offer a complete solution for their billing needs.

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

Chief Executive Officer
On February 18, 2020, we announced the appointment of Odilon Almeida as the Company’s new President and Chief Executive Officer, effective March 9, 2020.  Mr. Almeida will also be appointed to serve as a member of ACI’s board of directors.

Acquisition
Speedpay
On May 9, 2019, we acquired Speedpay for $754.1 million in cash, including working capital adjustments, pursuant to a Stock Purchase Agreement, among the Company, Western Union, and ACI Worldwide Corp., our wholly owned subsidiary.

To fund the acquisition, we amended our existing Credit Agreement, dated February 24, 2017, for an additional $500.0 million senior secured term loan, in addition to drawing $250.0 million on the available Revolving Credit Facility. See Note 5, Debt, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for terms of the Credit Agreement. The remaining acquisition consideration was funded with cash on hand.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of December 31, 2019; September 30, 2019; June 30, 2019; March 31, 2019; and December 31, 2018 (in millions). The 60-month backlog estimate includes approximately $1.5 billion as a result of the acquisition of Speedpay, which occurred on May 9, 2019. Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
ACI On Premise	$1,977	$1,925	$1,880	$1,861	$1,875
ACI On Demand	3,855	3,756	3,813	2,290	2,299
Total	$5,832	$5,681	$5,693	$4,151	$4,174

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Committed	$2,168	$2,003	$2,105	$1,734	$1,832
Renewal	3,664	3,678	3,588	2,417	2,342
Total	$5,832	$5,681	$5,693	$4,151	$4,174

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

Results of Operations
The following tables present the consolidated statements of operations, as well as the percentage relationship to total revenues of items included in our consolidated statements of operations (in thousands):

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

	2019				2018
	Amount	% of Total Revenue	$ Change vs 2018	% Change vs 2018	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$677,669	54%	$244,644	56%	$433,025	43%
License	288,261	23%	7,705	3%	280,556	28%
Maintenance	213,409	17%	(5,736)	(3)%	219,145	22%
Services	78,955	6%	1,901	2%	77,054	7%
Total revenues	1,258,294	100%	248,514	25%	1,009,780	100%
Operating expenses:
Cost of revenue	617,453	49%	187,102	43%	430,351	43%
Research and development	146,573	12%	2,943	2%	143,630	14%
Selling and marketing	123,684	10%	5,803	5%	117,881	12%
General and administrative	135,296	11%	27,874	26%	107,422	11%
Depreciation and amortization	111,532	9%	26,947	32%	84,585	8%
Total operating expenses	1,134,538	91%	250,669	28%	883,869	88%
Operating income	123,756	9%	(2,155)	(2)%	125,911	12%
Other income (expense):
Interest expense	(64,033)	(5)%	(22,503)	54%	(41,530)	(4)%
Interest income	11,967	1%	825	7%	11,142	1%
Other, net	520	—%	4,244	(114)%	(3,724)	—%
Total other income (expense)	(51,546)	(4)%	(17,434)	51%	(34,112)	(3)%
Income before income taxes	72,210	5%	(19,589)	(21)%	91,799	9%
Income tax expense	5,148	—%	(17,730)	(77)%	22,878	2%
Net income	$67,062	5%	$(1,859)	(3)%	$68,921	7%

Revenues
Total revenue for the year ended December 31, 2019, increased $248.5 million, or 25%, as compared to the same period in 2018, of which $227.7 million, or 23%, was due to the acquisition of Speedpay.

Total revenue was $13.1 million lower for the year ended December 31, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, total revenue for the year ended December 31, 2019, increased $33.9 million, or 3%, compared to the same period in 2018.

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

SaaS and PaaS revenue increased $244.6 million, or 56%, during the year ended December 31, 2019, as compared to the same period in 2018, of which $227.7 million, or 53%, was due to the acquisition of Speedpay. SaaS and PaaS revenue was $2.4 million lower for the year ended December 31, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, SaaS and PaaS revenue for the year ended December 31, 2019, increased $19.4 million, or 4%, compared to the same period in 2018, of which $11.7 million is related to new customers adopting our SaaS and PaaS offerings and existing customers adding new functionality or increasing transaction volumes and $7.7 million is attributable to acceleration of recurring revenue associated with customer-related consolidation activity.

License Revenue
Customers purchase the right to license ACI software under multi-year, time-based software license arrangements that vary in length but are generally five years. Under these arrangements the software is installed at the customer’s location or in a third-party cloud environment through a provider that is managed by the cusomter (i.e. on-premise). Within these agreements are specified capacity limits typically based on customer transaction volume. ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional fees are charged for the overage. Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth. Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

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

License revenue increased $7.7 million, or 3%, during the year ended December 31, 2019, as compared to the same period in 2018. License revenue was $5.3 million lower for the year ended December 31, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, license revenue for the year ended December 31, 2019, increased $13.0 million, or 5%, compared to the same period in 2018.

The increase in license revenue was primarily driven by the timing and relative size of license and capacity events during the year ended December 31, 2019, as compared to the same period in 2018.

Maintenance Revenue
Maintenance revenue includes standard, enhanced, and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $5.7 million, or 3%, during the year ended December 31, 2019, as compared to the same period in 2018. Maintenance revenue was $3.9 million lower for the year ended December 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, maintenance revenue for the year ended December 31, 2019, decreased $1.9 million, or 1%, compared to the same period in 2018.

Services Revenue
Services revenue includes fees earned through implementation services and other professional services. Implementation services include product installations, product configurations, and custom software modifications (“CSMs”). Other professional services include business consultancy, technical consultancy, on-site support services, product education, and testing services. These services include new customer implementations as well as existing customer migrations to new products or new releases of existing products.

Services revenue increased $1.9 million, or 2%, during the year ended December 31, 2019, as compared to the same period in 2018. Services revenue was $1.5 million lower for the year ended December 31, 2019, as compared to the same period in 2018, due to the impact of certain foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, services revenue for the year ended December 31, 2019, increased $3.4 million, or 4%, compared to the same period in 2018.

Operating Expenses
Total operating expenses for the year ended December 31, 2019, increased $250.7 million, or 28%, as compared to the same period in 2018, of which $202.8 million, or 23%, was due to the acquisition of Speedpay and $24.9 million, or 3%, was due to significant transaction and integration-related expenses associated with the acquisition of Speedpay. Total operating expenses for the year ended December 31, 2018, included $7.4 million of significant integration and divestiture-related expenses. Total operating expenses were $11.9 million lower for the year ended December 31, 2019, compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant acquisition and integration-related expenses, and foreign currency, total operating expenses for the year ended December 31, 2019, increased $42.2 million, or 5%, compared to the same period in 2018, primarily due to higher payment card interchange and processing fees of $18.0 million, stock-based compensation expense of $16.4 million, and depreciation and amortization expense of $7.2 million.

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

Cost of revenue increased $187.1 million, or 43%, during the year ended December 31, 2019, compared to the same period in 2018, of which $165.6 million, or 38%, was due to the acquisition of Speedpay. Cost of revenue was $4.4 million lower for the year ended December 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, cost of revenue increased $25.8 million, or 6%, for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to an $18.0 million increase in payment card interchange and processing fees.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $2.9 million, or 2%, during the year ended December 31, 2019, as compared to the same period in 2018. The acquisition of Speedpay contributed $7.6 million to R&D expense during the year ended December 31, 2019. R&D expense was $3.1 million lower for the year ended December 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, R&D expense decreased $1.5 million, or 1%, for the year ended December 31, 2019, as compared to the same period in 2018.

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

Selling and marketing expense increased $5.8 million, or 5%, during the year ended December 31, 2019, as compared to the same period in 2018. The acquisition of Speedpay contributed $7.2 million to selling and marketing expense for the year ended December 31, 2019. Selling and marketing expense was $2.4 million lower for the year ended December 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, selling and marketing expense increased $1.0 million, or 1%, for the year ended December 31, 2019, as compared to the same period in 2018.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $27.9 million, or 26%, during the year ended December 31, 2019, as compared to the same period in 2018, of which $1.6 million, or 2%, and $24.4 million, or 23%, was due to the acquisition of Speedpay and significant transaction and integration-related expenses associated with the acquisition of Speedpay, respectively. General and administrative expense for the year ended December 31, 2018, included $6.4 million of significant transaction and divestiture-related expenses. General and administrative expense was $1.0 million lower for the year ended December 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant transaction and integration-related expense, and foreign currency, general and administrative expense increased $9.3 million, or 9%, for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to an increase in stock-based compensation expense.

Depreciation and Amortization
Depreciation and amortization increased $26.9 million, or 32%, during the year ended December 31, 2019, as compared to the same period in 2018, of which $20.8 million, or 25%, was due to the acquisition of Speedpay. Depreciation and amortization was $1.0 million lower for the year ended December 31, 2019, as compared to the same period in 2018, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, depreciation and amortization increased $7.2 million, or 9%, for the year ended December 31, 2019, as compared to the same period in 2018, due to higher amortization of acquired intangible assets and internal-use software.

Other Income and Expense
Interest expense for the year ended December 31, 2019, increased $22.5 million, or 54%, as compared to the same period in 2018, primarily due to higher comparative debt balances.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the year ended December 31, 2019, increased $0.8 million, or 7%, as compared to the same period in 2018.

Other, net consists of foreign currency gain or loss. Foreign currency gain for the year ended December 31, 2019, was $0.5 million and foreign currency loss for the year ended December 31, 2018, was $3.7 million.

Income Taxes
The effective tax rates for the years ended December 31, 2019 and 2018, were approximately 7% and 25%, respectively. Our effective tax rates vary from our federal statutory rates due to operating in multiple foreign countries where we apply foreign tax laws and rates which differ from those we apply to the income generated from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2019, effective rate was most impacted by our operations in Ireland, Luxembourg, and the United Kingdom, and our December 31, 2018, effective tax rate was most impacted by our operations in Ireland and Luxembourg.

Refer to Note 13, Income Taxes, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Prior Year Results
For discussion of the year ended December 31, 2018, compared to the year ended December 31, 2017, see Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2018.
Segment Results
We report financial performance based on our segments, ACI On Premise and ACI On Demand, and analyze Segment Adjusted EBITDA as a measure of segment profitability.

Our interim Chief Executive Officer is also our chief operating decision maker ("CODM"). The CODM, together with other senior management personnel, focus their review on consolidated financial information and the allocation of resources based on operating results, including revenues and Segment Adjusted EBITDA, for each segment, separate from corporate operations.

ACI On Premise serves customers who manage their software on site or through a third-party cloud service provider. These on-premise customers use the Company’s software to develop sophisticated solutions, which are often part of a larger system located and managed at the customer specified site. These customers require a level of control and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

ACI On Demand serves the needs of banks, merchants, and billers who use payments to facilitate their core business. These on-demand solutions are maintained and delivered through the cloud via our global data centers and are available in either a single-tenant environment for SaaS offerings, or in a multi-tenant environment for PaaS offerings.

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

The following is selected financial data for our reportable segments (in thousands):

	Years Ended December 31,
	2019	2018
Revenues
ACI On Premise	$579,334	$576,755
ACI On Demand	678,960	433,025
Total revenue	$1,258,294	$1,009,780
Segment Adjusted EBITDA
ACI On Premise	$321,305	$323,902
ACI On Demand	66,501	12,015
Depreciation and amortization	(122,569)	(97,350)
Stock-based compensation expense	(36,763)	(20,360)
Corporate and unallocated expenses	(104,718)	(92,296)
Interest, net	(52,066)	(30,388)
Other, net	520	(3,724)
Income before income taxes	$72,210	$91,799
Depreciation and amortization
ACI On Premise	$11,992	$11,634
ACI On Demand	34,395	31,541
Corporate	76,182	54,175
Total depreciation and amortization	$122,569	$97,350
Stock-based compensation expense
ACI On Premise	$7,651	$4,348
ACI On Demand	7,995	4,338
Corporate and other	21,117	11,674
Total stock-based compensation expense	$36,763	$20,360

ACI On Premise Segment Adjusted EBITDA decreased $2.6 million for the year ended December 31, 2019, compared to the same period in 2018, primarily due to a $5.2 million increase in cash operating expense, partially offset by a $2.6 million increase in revenue.

ACI On Demand Segment Adjusted EBITDA increased $54.5 million for the year ended December 31, 2019, compared to the same period in 2018, of which $46.4 million was due to the acquisition of Speedpay. Excluding the impact of the acquisition of Speedpay, ACI On Demand Segment Adjusted EBITDA increased $8.1 million, primarily due to a $18.3 million increase in revenue, partially offset by a $10.2 million increase in cash operating expense.

Prior Year Results
For discussion of 2018 compared to 2017, see Segment Results in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2018.
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

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$121,398	$148,502
Availability under revolving credit facility	261,000	500,000
Total liquidity	$382,398	$648,502

The decrease in total liquidity is primarily attributable to $239.0 million of outstanding revolving credit facility borrowings and $48.0 million of payments to purchase property and equipment and software and distribution rights, partially offset by positive operating cash flows.

The Company and Official Payments Corporation, a wholly owned subsidiary, maintain a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of December 31, 2019, $138.5 million was available.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of December 31, 2019, we had $121.4 million in cash and cash equivalents, of which $49.2 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to pay foreign and U.S. state income taxes to repatriate these funds. As of December 31, 2019, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis differences related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of December 31, 2019.

Cash Flows
The following table sets forth summary cash flow data for the periods indicated (in thousands).

	Years Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$137,649	$183,932
Investing activities	(830,481)	(45,360)
Financing activities	667,223	(57,704)

Cash Flow from Operating Activities
Net cash flows provided by operating activities for the year ended December 31, 2019, were $137.6 million as compared to $183.9 million during the same period in 2018. Net cash provided by operating activities primarily consists of net income adjusted to add back depreciation, amortization, and stock-based compensation. Cash flows provided by operating activities were $46.3 million lower for the year ended December 31, 2019, compared to the same period in 2018, due to the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flow from Investing Activities
During the year ended December 31, 2019, we paid $753.9 million, net of $0.1 million in cash acquired, to acquire Speedpay. We also used cash of $18.5 million to invest in a payment technology and services company in India and $7.0 million to acquire the technology assets of RevChip, LLC and TranSend Integrated Technologies Inc. In addition, we used cash of $48.0 million to purchase software, property and equipment, as compared to $43.9 million during the same period in 2018.

Cash Flow from Financing Activities
Net cash flows provided by financing activities for the year ended December 31, 2019, were $667.2 million, as compared to net cash flows used by financing activities of $57.7 million during the same period in 2018. During 2019, we received proceeds of $500.0 million from our Delayed Draw Term Loan and $280.0 million from our Revolving Credit Facility to fund our purchase of Speedpay and stock repurchases, and we repaid $28.9 million on the Initial Term Loan and $41.0 million on the Revolving Credit Facility. In addition, we received proceeds of $16.6 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $4.0 million for the repurchase of stock-based compensation awards for tax withholdings. During 2019, we also used $35.6 million to repurchase common stock. During 2018, we received proceeds of $400.0 million from the issuance of the 2026 Notes. We used $300.0 million of the proceeds to redeem, in full, our outstanding 6.375% Senior Notes due 2020 and repaid $109.3 million on the Initial Term Loan. In addition, during 2018, we received proceeds of $22.8 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.6 million for the repurchase of restricted share awards ("RSAs") for tax withholdings. During 2018, we also used $54.5 million to repurchase common stock.

Prior Year Results
For discussion of 2018 compared to 2017, see Liquidity and Capital Resources in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2018.

Debt
On April 5, 2019, we entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement") to amend and restate our existing agreement, dated February 24, 2017. The Credit Agreement consists of (a) a five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), (b) a five-year $279.0 million senior secured term loan facility (the “Initial Term Loan”) and (c) a five-year $500.0 million senior secured term loan facility (the "Delayed Draw Term Loan", together with the Initial Term Loan, the "Term Loans", and together with the Initial Term Loan and the Revolving Credit Facility, the “Credit Facility”).

As of December 31, 2019, we had $239.0 million and $756.1 million outstanding under our Revolving Credit Facility and Term Loans, respectively, with up to $261.0 million of unused borrowings under the Revolving Credit Facility. As of December 31, 2019, and at all times during the year, we were in compliance with our debt covenants. The interest rate in effect for the Credit Facility was 4.04% as of December 31, 2019.

We also had $400.0 million outstanding of the 2026 Notes as of December 31, 2019. See Note 5, Debt, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Stock Repurchase Program
We repurchased 1,228,102 shares for $35.6 million under our stock repurchase program during the year ended December 31, 2019. Under the program to date, we have repurchased 45,357,495 shares for approximately $583.4 million. As of December 31, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $141.0 million. See Note 7, Common Stock and Treasury Stock, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.
Contractual Obligations and Commercial Commitments
We lease office space and equipment under operating leases that run through October 2028. Additionally, we have entered into a Credit Agreement that matures in April 2024 and have issued Senior Notes that mature in August 2026.

Contractual obligations as of December 31, 2019, are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$70,284	$17,180	$23,116	$12,738	$17,250
Term loans	756,060	38,950	89,381	627,729	—
Term loans interest (1)	117,168	30,025	55,232	31,911	—
Revolving credit facility	239,000	—	—	239,000	—
Revolving credit facility interest (2)	40,528	9,536	19,072	11,920	—
Senior notes	400,000	—	—	—	400,000
Senior notes interest (3)	149,500	23,000	46,000	46,000	34,500
Financed internal-use software (4)	13,822	5,974	7,848	—	—
Total	$1,786,362	$124,665	$240,649	$969,298	$451,750

(1)	Based on the Term Loans debt outstanding and interest rate in effect at December 31, 2019, of 4.05%.

(2)	Based on Revolving Credit Facility debt outstanding and interest rate in effect at December 31, 2019, of 3.99%.

(3)	Based on 2026 Notes issued of $400.0 million with an annual interest rate of 5.750%.

(4)
During the year ended December 31, 2019, we financed certain multi-year license agreements for internal-use software for $10.4 million with annual payments through April 1, 2022. As of December 31, 2019, $13.8 million is outstanding under these and other agreements previously entered into, of which $6.0 million and $7.8 million is included in other current liabilities and other noncurrent liabilities, respectively, in our Consolidated Balance Sheet in Part IV, Item 15 of this Form 10-K as of December 31, 2019.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under ASC 740, Income Taxes. The liability for unrecognized tax benefits at December 31, 2019, is $29.0 million.
Off-Balance Sheet Arrangements
Settlement Accounts
We enter into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or ATM network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account. This settlement account is a trust account maintained for the benefit of our clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, so we receive the funds from the source at the same time it sends the funds to their destination. However, due to the transactions being with various financial institutions, there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of our clients, which are separate from our corporate assets. As we do not take ownership of the funds, the settlement accounts are not included in our balance sheet. We are entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in our determination of fee structures for clients and represents a portion of the payment for services performed by us. The amount of settlement funds as of December 31, 2019 and 2018, were $274.0 million and $256.5 million, respectively.

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

The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. See Note 1, Nature of Business and Summary of Significant Accounting Policies, and Note 2, Revenue, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for a further discussion of significant accounting policies and revenue recognition.

Revenue Recognition
In accordance with ASC 606, revenue is recognized upon transfer of control of promised products and/or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

The Company’s software license arrangements provide the customer with the right to use functional intellectual property for the duration of the contract term. Implementation, support, and other services are typically considered distinct performance obligations when sold with a software license unless these services are determined to significantly modify the software. Significant judgment is required to determine the stand-alone selling price (“SSP”) for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company uses a range of amounts to estimate SSP for maintenance and services. These ranges are based on stand-alone sales and vary based on the type of service and geographic region. If the SSP of a performance obligation is not directly observable, the Company will maximize observable inputs to determine its SSP.

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

Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets. As of December 31, 2019 and 2018, our intangible assets, excluding goodwill, net of accumulated amortization, were $357.0 million and $168.1 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from three years to 20 years.

As of December 31, 2019 and 2018, our goodwill was $1.3 billion and $0.9 billion, respectively. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances, or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, ACI On Premise and ACI On Demand, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Business Combinations
We apply the provisions of ASC 805, Business Combinations, in the accounting for our acquisitions. It requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships, future customer attrition rates, covenants not to compete and acquired developed technologies; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Stock-Based Compensation
On March 23, 2016, our board approved the 2016 Equity and Performance Incentive Plan (the “2016 Incentive Plan”). The 2016 Incentive Plan is intended to meet our objective of balancing stockholder concerns about dilution with the need to provide appropriate incentives to achieve Company performance objectives. The 2016 Incentive Plan was adopted by the stockholders on June 14, 2016. Following the adoption of the 2016 Incentive Plan, the 2005 Incentive Plan was terminated. Termination of the 2005 Incentive Plan did not affect any equity awards outstanding under the 2005 Incentive Plan.

In accordance with ASC 718, Compensation – Stock Compensation, stock-based compensation expense for stock option awards is estimated at the grant date based on the award’s fair value, as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes option-pricing model requires various highly judgmental assumptions, including volatility and expected option life. If any assumptions used in the Black-Scholes option-pricing model change significantly, stock-based compensation expense may differ materially for future awards from that recorded for existing awards.

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

Long-term incentive program performance share awards (“LTIP performance shares”) are earned, if at all, based on the achievement over a specified period of performance goals related to certain performance metrics. We estimate the fair value of LTIP performance shares based upon the market price of our stock on the date of grant. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.

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

The assumptions utilized in the Black-Scholes option-pricing and Monte Carlo simulation models, as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 11, Stock-Based Compensation Plans, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

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

We account for income taxes in accordance with ASC 740, Income Taxes. As part of our process of determining current tax liability, we exercise judgment in evaluating positions we have taken in our tax returns. We periodically assess our tax exposures and establish, or adjust, estimated unrecognized benefits for probable assessments by taxing authorities, including the Internal Revenue Service, and various foreign and state authorities. Such unrecognized tax benefits represent the estimated provision for income taxes expected to ultimately be paid. It is possible that either domestic or foreign taxing authorities could challenge those judgments or positions and draw conclusions that would cause us to incur tax liabilities in excess of, or realize benefits less than, those currently recorded. In addition, changes in the geographical mix or estimated amount of annual pretax income could impact our overall effective tax rate.

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
New Accounting Standards Recently Adopted
For information related to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, Nature of Business and Summary of Significant Accounting Policies, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2019. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at December 31, 2019, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.4 billion of debt outstanding at December 31, 2019, with $1.0 billion outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 4.04% at December 31, 2019. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.0 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required consolidated financial statements and notes thereto are included in this annual report and are listed in Part IV, Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the interim Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2019.

In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our interim Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2019.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

As permitted by applicable requirements, our evaluation of and conclusion on the effectiveness of internal control over financial reporting exclude Speedpay, which was acquired by us on May 9, 2019. Since the date of acquisition, Speedpay's financial results are included in the Company's consolidated financial statements and constituted approximately 18% of revenues and 16% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
On May 9, 2019, we completed our acquisition of Speedpay. We consider the transaction material to our results of operations, cash flows, and financial position from the date of the acquisition through December 31, 2019, and believe the internal controls and procedures of Speedpay have a material effect on our internal control over financial reporting. See Note 3, Acquisition, to our Notes to Consolidated Financial Statements in Part 1V, Item 15 of this Form 10-K for discussion of the acquisition and related financial data.

We are currently in the process of integrating Speedpay operations, and we anticipate a successful integration of operations and internal controls over financial reporting. Management will continue to evaluate its internal control over financial reporting as it executes integration activities.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ACI Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Accounting Standards Update 2016-02, Leases, effective January 1, 2019.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Speedpay, Inc., which was acquired on May 9, 2019, and whose financial statements constitute 18% of revenues and 16% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Speedpay, Inc.

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

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 27, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The other information required by this Item 10 is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2020 (the “2020 Proxy Statement“), under the sections entitled “Proposal 1 – Election of Directors,” “Information Regarding Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” Corporate Governance – Code of Business Conduct and Ethics,” and “Corporate Governance – Board Committees.”
ITEM 11. EXECUTIVE COMPENSATION
Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2020 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information included in the sections entitled “Information Regarding Security Ownership” in our 2020 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Information Regarding Equity Compensation Plans” in our 2020 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information included in the section entitled “Certain Relationships and Related Transactions” in our 2020 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2020 Proxy Statement is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and ”Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2020 Proxy Statement is incorporated herein by reference.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the optional transition method.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition-Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
The Company recognizes revenue upon transfer of control of promised products and/or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company’s software license arrangements provide the customer with the right to use functional intellectual property for the duration of the contract term and are typically bundled with implementation, support, and other services.

Significant judgment is exercised by the Company in determining revenue recognition for these customer arrangements and includes the following:

•	Determination of the term of a software license arrangement when early termination rights are provided to the customer.

•	Determination of whether products and/or services are considered distinct performance obligations that should be accounted for separately.

•	Determination of whether the financing component in a software licensing arrangement is significant and, if so, the discount rate used in calculating the significant financing component.

•	Assessment of whether the extension of payment terms in a software licensing arrangement results in variable consideration and, if so, the amount to be included in the transaction price.

•
Determination of the stand-alone selling price for each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates stand-alone selling price of its software licenses using the residual approach when the software license is sold with other services and observable stand-alone selling prices exist for the other services.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for software license arrangements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s accounting for software license arrangements included the following, among others:

•
We tested the effectiveness of controls over the review of software license arrangements, including, among others, the determination of the contract term, identification of performance obligations, determination of significant financing component, estimation of variable consideration, and determination of stand-alone selling prices, including those controls over the determination that software license pricing is highly variable.

•	We selected a sample of software license arrangements and performed the following, among others:

•
Obtained contract source documents for each selection, including separate contracts or agreements that should be combined with the selected arrangement, and other documents that were part of the arrangement.

•
Tested management’s determination of the contract term, identification of performance obligations, determination of significant financing component, estimation of variable consideration, and determination of stand-alone selling prices.

•	Evaluated the reasonableness of the methodology and estimates used by management and the appropriateness of its revenue recognition conclusions for these key judgment areas.

•	Tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

•	We evaluated management’s determination that software license pricing is highly variable by obtaining management’s highly variable analysis and performing the following:

•	Testing the completeness of management’s analysis by tracing a selection of known data points from an independent internal source into the highly variable analysis.

•
Testing the accuracy of management’s analysis by selecting a sample of contracts from the highly variable analysis, obtaining the contract and price detail, and evaluating whether discounts were appropriately included in the analysis.

•	Testing the mathematical accuracy of management’s calculations.

Acquisition-Refer to Note 3 to the Financial Statements
Critical Audit Matter Description
The Company completed the acquisition of Speedpay, Inc., a subsidiary of The Western Union Company, for $754 million on May 9, 2019 in a cash transaction. The Company accounted for the acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired, including intangible assets, and liabilities assumed based on their respective fair values. Intangible assets included goodwill and other identified intangible assets. Other identified intangible assets totaling $322 million as of May 9, 2019 included assets attributable to software (developed technologies) and customer relationships. The determination of the fair values of other identified intangible assets required significant management judgment as fair values are based on assumptions, including future expected cash flows from customer relationships and acquired developed technologies and the discount rate. To determine the estimated fair values of the other identified intangible assets, management utilized generally accepted valuation principles and the work of third-party valuation specialists.

Given the nature of future expected cash flows and the discount rate utilized in the process to determine the fair values of the other identified intangible assets, performing audit procedures to evaluate the reasonableness of these future expected cash flows and the discount rate assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of other identified intangible assets from the Speedpay Inc. acquisition included the following, among others:

•	We tested the effectiveness of the controls over the Company’s valuation process, including, among others, controls over future expected cash flows and the discount rate.

•
We evaluated the reasonableness of the future expected cash flows utilized in determining fair values of the other intangible assets, tested the accuracy and completeness of significant data underlying those future expected cash flows and assumptions, and made inquiries of management regarding the basis for their key judgments. Our primary procedures related to management’s future expected cash flows included the following:

•
Evaluated the reasonableness of management’s future expected cash flows by comparing the future expected cash flows to historical results, internal communications to management, and certain peer companies.

•	Compared current-year actual performance as of the acquisition date to future projected cash flows used in the fair value model.

•	With the assistance of our fair value specialists, we evaluated the methodologies and calculations used by management to determine the fair value of the other identified intangible assets by:

•
Evaluating the reasonableness of the basis for the various valuation techniques utilized by management’s third-party valuation specialists to value the other identified intangibles, and the valuation assumptions, including the discount rate.

•	Testing the mathematical accuracy of the valuation model and calculations.

•
Testing certain valuation assumptions, including the discount rate by evaluating management’s underlying source information and developing a range of independent estimates to compare to those selected by management.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
February 27, 2020
We have served as the Company’s auditor since 2009.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$121,398	$148,502
Receivables, net of allowances of $5,149 and $3,912, respectively	359,197	348,182
Settlement assets	391,039	32,256
Prepaid expenses	24,542	23,277
Other current assets	24,200	14,260
Total current assets	920,376	566,477
Noncurrent assets
Accrued receivables, net	213,041	189,010
Property and equipment, net	70,380	72,729
Operating lease right-of-use assets	57,382	—
Software, net	234,517	137,228
Goodwill	1,280,525	909,691
Intangible assets, net	356,969	168,127
Deferred income taxes, net	51,611	27,048
Other noncurrent assets	72,733	52,145
TOTAL ASSETS	$3,257,534	$2,122,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,010	$39,602
Settlement liabilities	368,719	31,605
Employee compensation	29,318	38,115
Current portion of long-term debt	34,148	20,767
Deferred revenue	65,784	104,843
Other current liabilities	76,971	61,688
Total current liabilities	611,950	296,620
Noncurrent liabilities
Deferred revenue	53,155	51,292
Long-term debt	1,339,007	650,989
Deferred income taxes, net	32,053	31,715
Operating lease liabilities	46,766	—
Other noncurrent liabilities	44,635	43,608
Total liabilities	2,127,566	1,074,224
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2019 and 2018	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at December 31, 2019 and 2018	702	702
Additional paid-in capital	667,658	632,235
Retained earnings	930,830	863,768
Treasury stock, at cost, 24,538,703 and 24,401,694 shares at December 31, 2019 and 2018, respectively	(377,639)	(355,857)
Accumulated other comprehensive loss	(91,583)	(92,617)
Total stockholders’ equity	1,129,968	1,048,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,257,534	$2,122,455

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues
Software as a service and platform as a service	$677,669	$433,025	$425,572
License	288,261	280,556	293,124
Maintenance	213,409	219,145	222,071
Services	78,955	77,054	83,424
Total revenues	1,258,294	1,009,780	1,024,191
Operating expenses
Cost of revenue (1)	617,453	430,351	452,286
Research and development	146,573	143,630	136,921
Selling and marketing	123,684	117,881	107,885
General and administrative	135,296	107,422	153,032
Depreciation and amortization	111,532	84,585	89,427
Total operating expenses	1,134,538	883,869	939,551
Operating income	123,756	125,911	84,640
Other income (expense)
Interest expense	(64,033)	(41,530)	(39,013)
Interest income	11,967	11,142	564
Other, net	520	(3,724)	(2,619)
Total other income (expense)	(51,546)	(34,112)	(41,068)
Income before income taxes	72,210	91,799	43,572
Income tax expense	5,148	22,878	38,437
Net income	$67,062	$68,921	$5,135
Income per common share
Basic	$0.58	$0.59	$0.04
Diluted	$0.57	$0.59	$0.04
Weighted average common shares outstanding
Basic	116,175	116,057	118,059
Diluted	118,571	117,632	119,444

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$67,062	$68,921	$5,135
Other comprehensive income (loss):
Foreign currency translation adjustments	1,034	(15,261)	16,744
Total other comprehensive income (loss)	1,034	(15,261)	16,744
Comprehensive income	$68,096	$53,660	$21,879

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2016	$702	$600,344	$545,731	$(297,760)	$(94,100)	$754,917
Net income	—	—	5,135	—	—	5,135
Other comprehensive income	—	—	—	—	16,744	16,744
Stock-based compensation	—	13,683	—	—	—	13,683
Shares issued and forfeited, net, under stock plans, including income tax benefits	—	(3,682)	—	20,498	—	16,816
Repurchase of 1,653,573 shares of common stock	—	—	—	(37,387)	—	(37,387)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,311)	—	(5,311)
Balance as of December 31, 2017	702	610,345	550,866	(319,960)	(77,356)	764,597
Net income	—	—	68,921	—	—	68,921
Other comprehensive loss	—	—	—	—	(15,261)	(15,261)
Stock-based compensation	—	20,360	—	—	—	20,360
Shares issued and forfeited, net, under stock plans, including income tax benefits	—	1,530	—	21,218	—	22,748
Repurchase of 2,346,427 shares of common stock	—	—	—	(54,527)	—	(54,527)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(2,588)	—	(2,588)
Cumulative effect of accounting change, ASC 606	—	—	243,981	—	—	243,981
Balance as of December 31, 2018	702	632,235	863,768	(355,857)	(92,617)	1,048,231
Net income	—	—	67,062	—	—	67,062
Other comprehensive income	—	—	—	—	1,034	1,034
Stock-based compensation	—	36,763	—	—	—	36,763
Shares issued and forfeited, net, under stock plans including income tax benefits	—	(1,340)	—	17,821	—	16,481
Repurchase of 1,228,102 shares of common stock	—	—	—	(35,617)	—	(35,617)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,986)	—	(3,986)
Balance as of December 31, 2019	$702	$667,658	$930,830	$(377,639)	$(91,583)	$1,129,968

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$67,062	$68,921	$5,135
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	24,092	23,805	24,871
Amortization	98,477	73,545	77,353
Amortization of operating lease right-of-use assets	15,934	—	—
Amortization of deferred debt issuance costs	4,128	4,637	4,286
Deferred income taxes	(22,140)	(5,734)	21,660
Stock-based compensation expense	36,763	20,360	13,683
Other	5,175	2,007	435
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(19,054)	(14,760)	(8,243)
Accounts payable	(7,703)	5,766	(1,700)
Accrued employee compensation	(10,829)	(9,684)	94
Current income taxes	(1,137)	(5,115)	(4,227)
Deferred revenue	(37,561)	14,219	439
Other current and noncurrent assets and liabilities	(15,558)	5,965	12,411
Net cash flows from operating activities	137,649	183,932	146,197
Cash flows from investing activities:
Purchases of property and equipment	(23,099)	(18,265)	(25,717)
Purchases of software and distribution rights	(24,915)	(25,628)	(28,697)
Acquisition of businesses, net of cash acquired	(757,268)	—	—
Other	(25,199)	(1,467)	—
Net cash flows from investing activities	(830,481)	(45,360)	(54,414)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,591	3,098	2,958
Proceeds from exercises of stock options	12,985	19,674	13,872
Repurchase of stock-based compensation awards for tax withholdings	(3,986)	(2,588)	(5,311)
Repurchase of common stock	(35,617)	(54,527)	(37,387)
Proceeds from senior notes	—	400,000	—
Redemption of senior notes	—	(300,000)	—
Proceeds from revolving credit facility	280,000	109,000	67,000
Repayments of revolving credit facility	(41,000)	(111,000)	(153,000)
Proceeds from term portion of credit agreement	500,000	—	415,000
Repayments of term portion of credit agreement	(28,900)	(109,289)	(386,040)
Payment for debt issuance costs	(12,830)	(7,319)	(5,340)
Payments on or proceeds from other debt, net	(7,020)	(4,753)	(9,900)
Net cash flows from financing activities	667,223	(57,704)	(98,148)
Effect of exchange rate fluctuations on cash	(1,495)	(2,076)	322
Net increase (decrease) in cash and cash equivalents	(27,104)	78,792	(6,043)
Cash and cash equivalents, beginning of period	148,502	69,710	75,753
Cash and cash equivalents, end of period	$121,398	$148,502	$69,710
Supplemental cash flow information
Income taxes paid, net	$27,727	$32,205	$37,817
Interest paid	$58,980	$35,300	$34,976

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business
ACI Worldwide, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “ACI” or the “Company”) develop, market, install, and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes or acts as a sales agent for software developed by third parties. These products and services are used principally by banks, financial intermediaries, merchants, and billers, both in domestic and international markets.

Consolidated Financial Statements
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation. The Company reclassified $32.3 million from other current assets to settlement assets and $31.6 million from other current liabilities to settlement liabilities in the consolidated balance sheet as of December 31, 2018.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	December 31,
	2019	2018
Operating lease liabilities	$15,049	$—
Vendor financed licenses	9,667	3,551
Royalties payable	6,107	11,318
Accrued interest	9,212	8,407
Other	36,936	38,412
Total other current liabilities	$76,971	$61,688

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2019 and 2018, were $274.0 million and $256.5 million, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class. As of December 31, 2019 and 2018, net property and equipment consisted of the following (in thousands):

		December 31,
	Useful Lives	2019	2018
Computer and office equipment	3 - 5 years	$143,942	$129,359
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	33,346	32,096
Furniture and fixtures	7 years	12,980	12,500
Building and improvements	7 - 30 years	14,553	14,381
Land	Non-depreciable	1,785	1,785
Property and equipment, gross		206,606	190,121
Less: accumulated depreciation		(136,226)	(117,392)
Property and equipment, net		$70,380	$72,729

Software
Software may be for internal use or for resale. Costs related to certain software, which is for resale, are capitalized in accordance with Accounting Standards Codification (“ASC”) 985-20, Costs of Software to be Sold, Leased, or Marketed, when the resulting product reaches technological feasibility. The Company generally determines technological feasibility when it has a detailed program design that takes product function, feature and technical requirements to their most detailed, logical form and is ready for coding. The Company does not typically capitalize costs related to software for resale as technological feasibility generally coincides with general availability of the software. The Company capitalizes the costs of software developed or obtained for internal use in accordance with ASC 350-40, Internal Use Software. The Company expenses all costs incurred during the preliminary project stage of its development and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred during the application development stage include purchased software licenses, implementation costs, consulting costs, and payroll-related costs for projects that qualify for capitalization. All other costs, primarily related to maintenance and minor software fixes, are expensed as incurred.

Amortization of software for resale is determined on a product-by-product basis and begins when the product is available for licensing to customers. The annual amortization is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years, including the period being reported on. Due to competitive pressures, it may be possible that the estimates of future gross revenue or remaining estimated useful life of the software will be reduced significantly. As a result, the carrying amount of the software may be reduced accordingly. Amortization of internal-use software is generally computed using the straight-line method over estimated useful lives of one to ten years.

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

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $432.0 million and $395.0 million as of December 31, 2019 and 2018, respectively.

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

The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates, and cash flow projections are the most sensitive and susceptible to change, as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital (“WACC”). The WACC considers market and industry data as well as company-specific risk factors. Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period, assuming a constant WACC and low, long-term growth rates. If the recoverability test indicates potential impairment, the Company calculates an implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. The calculated fair value substantially exceeded the current carrying value for all reporting units for all periods.

Changes in the carrying amount of goodwill attributable to each reporting unit during the year ended December 31, 2019, were as follows (in thousands):

	ACI On Demand	ACI On Premise	Total
Gross Balance, prior to December 31, 2018	$183,783	$773,340	$957,123
Total impairment prior to December 31, 2018	—	(47,432)	(47,432)
Balance, December 31, 2018	183,783	725,908	909,691
Goodwill from acquisitions (1)	370,834	—	370,834
Balance, December 31, 2019	$554,617	$725,908	$1,280,525

(1)
Goodwill from acquisitions relates to the goodwill recorded for the acquisition of E Commerce Group Products, Inc. ("ECG"), along with ECG's subsidiary, Speedpay, Inc. (collectively referred to as "Speedpay") and Walletron, Inc. ("Walletron"), as discussed in Note 3, Acquisition. The purchase price allocations for Speedpay and Walletron are preliminary as of December 31, 2019, and are subject to future changes during the maximum one-year measurement period.

Other intangible assets, which include customer relationships and trademarks and trade names, are amortized using the straight-line method over periods ranging from three years to 20 years. The Company reviews its other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Equity Method Investment
On July 23, 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. Accordingly, the Company recorded an initial investment of $18.5 million, which includes direct costs of acquiring the investment, and is included in other cash flows from investing activities in the consolidated statement of cash flows and other noncurrent assets in the consolidated balance sheet as of December 31, 2019. The Company records its share of earnings and losses in the investment on a one-quarter lag basis.

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

The Company periodically assesses its tax exposures and establishes, or adjusts, estimated unrecognized tax benefits for probable assessments by taxing authorities, including the Internal Revenue Service, and various foreign and state authorities. Such unrecognized tax benefits represent the estimated provision for income taxes expected to ultimately be paid.

New Accounting Standards Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (codified as “ASC 842”). ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases unless, as a policy election, a lessee elects not to apply ASC 842 to short-term leases. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. The Company adopted ASC 842 on January 1, 2019 (the effective date) using the optional transition method to not apply the new lease standard in the comparative periods presented and elected the "practical expedient package", which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs. ASC 842 also provides practical expedients for the Company’s ongoing accounting, including the combination of lease and non-lease components into a single lease component which the Company has elected to apply to its leases. As of January 1, 2019, the Company recognized ROU assets and operating lease liabilities of $63.3 million and $68.6 million, respectively. Refer to Note 14, Leases, for further details.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 U.S. Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the 2017 U.S. Tax Cuts and Jobs Act; and information about the income tax effects that are reclassified. The Company adopted ASU 2018-2 as of January 1, 2019. The adoption of ASU 2018-2 did not have an impact on the consolidated balance sheet, statement of operations, and statement of cash flows.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, which clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC 's regulations. ASU 2019-07 was effective upon issuance and did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards Not Yet Effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance, ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, and ASU's 2019-10 and 2019-11 in November 2019. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019.

The Company established a project team to assess implementing changes to its processes and controls in conjunction with a comprehensive review of its financial instruments. The Company has determined that the adoption of ASU 2016-13 will not have a material impact on its consolidated balance sheet, statement of operations, and statement of cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions within ASC 740, as well as clarify and simplify other aspects of the accounting for income taxes to promote consistency among reporting entities. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. The Company is currently assessing the impact the adoption of ASU 2019-12 will have on its consolidated balance sheet, statement of operations, and statement of cash flows.
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

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Arrangements. The Company’s SaaS-based and PaaS-based arrangements, including implementation, support and other services, represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers. As each day of providing access to the software solution(s) is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company’s single promise under its SaaS-based and PaaS-based arrangements is comprised of a series of distinct service periods. The Company’s SaaS-based and PaaS-based arrangements may include fixed consideration, variable consideration, or a combination of the two. Fixed consideration is recognized over the term of the arrangement or longer if the fixed consideration relates to a material right. A material right would be a separate performance obligation. The Company estimates the stand-alone selling price for a material right by reference to the services expected to be provided and the corresponding expected consideration. Variable consideration in these arrangements is typically a function of transaction volume or another usage-based measure. Depending upon the structure of a particular arrangement, the Company: (1) allocates the variable amount to each distinct service period within the series and recognizes revenue as each distinct service period is performed (i.e. direct allocation), (2) estimates total variable consideration at contract inception (giving consideration to any constraints that may apply and updating the estimates as new information becomes available) and recognizes the total transaction price over the period to which it relates, or (3) applies the ‘right to invoice’ practical expedient and recognizes revenue based on the amount invoiced to the customer during the period.

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

The Company estimates the stand-alone selling price (“SSP”) for maintenance and professional services based on observable stand-alone sales. The Company applies the residual approach to estimate the SSP for software licenses.

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

Significant judgment is required to determine the SSP for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to receive in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates SSP of its software licenses using the residual approach when the software license is sold with other services and observable SSPs exist for the other services. The Company uses a range of amounts to estimate SSP for maintenance and services. These ranges are based on stand-alone sales and vary based on the type of service and geographic region. If the SSP of a performance obligation is not directly observable, the Company will maximize observable inputs to determine its SSP.

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

Total receivables, net is comprised of the following (in thousands):

	December 31,
	2019	2018
Billed receivables	$213,654	$239,275
Allowance for doubtful accounts	(5,149)	(3,912)
Billed receivables, net	208,505	235,363
Accrued receivables	399,302	336,858
Significant financing component	(35,569)	(35,029)
Total accrued receivables, net	363,733	301,829
Less: current accrued receivables	161,714	123,053
Less: current significant financing component	(11,022)	(10,234)
Total long-term accrued receivables, net	213,041	189,010
Total receivables, net	$572,238	$537,192

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2019 and 2018.

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

The following reflects activity in the Company’s allowance for doubtful accounts receivable for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$(3,912)	$(4,799)	$(3,873)
Provision increase	(2,561)	(1,505)	(2,086)
Amounts written off, net of recoveries	1,368	2,269	1,305
Foreign currency translation adjustments and other	(44)	123	(145)
Balance, end of period	$(5,149)	$(3,912)	$(4,799)

Provision increases recorded in general and administrative expense during the years ended December 31, 2019, 2018, and 2017, reflect increases in the allowance for doubtful accounts based upon collection experience in the geographic regions in which the Company conducts business, net of collection of customer-specific receivables that were previously reserved for as doubtful of collection.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, January 1, 2018	$145,344
Deferral of revenue	215,188
Recognition of deferred revenue	(200,061)
Foreign currency translation	(4,336)
Balance, December 31, 2018	156,135
Deferral of revenue	149,253
Recognition of deferred revenue	(187,069)
Foreign currency translation	620
Balance, December 31, 2019	$118,939

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

Revenue allocated to remaining performance obligations was $678.0 million as of December 31, 2019, of which the Company expects to recognize approximately 48% over the next 12 months and the remainder thereafter.

During the year ended December 31, 2019, the revenue recognized by the Company from performance obligations satisfied in previous periods was $33.9 million.

Costs to Obtain and Fulfill a Contract
The Company accounts for costs to obtain and fulfill its contracts in accordance with ASC 340-40.

The Company capitalizes certain of its sales commissions that meet the definition of incremental costs of obtaining a contract and for which the amortization period is greater than one year. The costs associated with those sales commissions are capitalized during the period in which the Company becomes obligated to pay the commissions and are amortized over the period in which the related products or services are transferred to the customer. As of December 31, 2019 and 2018, $0.5 million and $1.3 million of these costs are included in other current assets, respectively, and $6.9 million and $11.7 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. During the years ended December 31, 2019 and 2018, the Company recognized $6.6 million and $8.4 million of sales commission expense, respectively, related to the amortization of these costs, which is included in selling and marketing expense on the consolidated statements of operations.

The Company capitalizes costs incurred to fulfill its contracts that: (1) relate directly to the arrangement, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the arrangement, and (3) are expected to be recovered through revenue generated under the arrangement. Contract fulfillment costs are expensed as the Company transfers the related services to the customer. As of December 31, 2019 and 2018, $0.2 million of these costs are included in other current assets, and $10.2 million and $12.6 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. The amounts capitalized primarily relate to direct costs that enhance resources under the Company’s SaaS and PaaS arrangements. During the years ended December 31, 2019 and 2018, the Company recognized $5.9 million and $4.7 million of expense, respectively, related to the amortization of these costs, which is included in cost of revenue on the consolidated statements of operations.
3. Acquisition
Speedpay
On May 9, 2019, the Company acquired Speedpay, a subsidiary of The Western Union Company (“Western Union”), for $754.1 million in cash, including working capital adjustments, pursuant to a Stock Purchase Agreement, among the Company, Western Union, and ACI Worldwide Corp., a wholly owned subsidiary of the Company. The Company has included the financial results of Speedpay in the consolidated financial statements from the date of acquisition. The combination of the Company and Speedpay bill pay solutions serves more than 4,000 customers across the U.S., bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay increases the scale of the Company’s On Demand platform business and allows the acceleration of platform innovation through increased research and development and investment in ACI's On Demand platform infrastructure.

To fund the acquisition, the Company amended its existing Credit Agreement, dated February 24, 2017, for an additional $500.0 million senior secured term loan (“Delayed Draw Term Loan”), in addition to drawing $250.0 million on the available Revolving Credit Facility. See Note 5, Debt, for terms of the Credit Agreement. The remaining acquisition consideration was funded with cash on hand.

The Company expensed approximately $22.2 million of costs related to the acquisition of Speedpay for the year ended December 31, 2019. These costs, which consist primarily of investment bank, consulting, and legal fees, are included in general and administrative expenses in the accompanying consolidated statements of operations.

Speedpay contributed approximately $227.7 million in revenue and $24.9 million in operating income for the year ended December 31, 2019.

The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon estimated fair values as of the date of the acquisition. The allocation of purchase price is based upon external valuation and other analyses that have not been completed as of the date of this filing, including, but not limited to, certain tax matters and accrued liabilities. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period.

In connection with the acquisition, the Company recorded the following amounts based upon its preliminary purchase price allocation as of December 31, 2019, which are subject to completion of various analyses (in thousands, except weighted average useful lives):

	Amount	Weighted Average Useful Lives
Current assets:
Cash and cash equivalents	$135
Receivables, net of allowances	17,658
Settlement assets	239,604
Prepaid expenses	317
Other current assets	19,585
Total current assets acquired	277,299
Noncurrent assets:
Goodwill	366,627
Software	113,600	7 years
Customer relationships	208,500	15 years
Trade names	10,900	5 years
Other noncurrent assets	3,746
Total assets acquired	980,672
Current liabilities:
Accounts payable	6,743
Settlement liabilities	212,892
Employee compensation	1,959
Other current liabilities	3,802
Total current liabilities acquired	225,396
Noncurrent liabilities:
Other noncurrent liabilities	1,219
Total liabilities acquired	226,615
Net assets acquired	$754,057

During the year ended December 31, 2019, the Company made adjustments to the preliminary purchase price allocation as additional information became available for receivables. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

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

Certain pro forma adjustments have been made to net income (loss) for the year ended December 31, 2019 and 2018, to give effect to estimated adjustments that remove the amortization expense on eliminated Speedpay historical identifiable intangible assets, add amortization expense for the value of acquired identified intangible assets (primarily acquired software, customer relationships, and trademarks), and add estimated interest expense on the Company’s additional Delayed Draw Term Loan and Revolving Credit Facility borrowings. Additionally, certain transaction expenses that are a direct result of the acquisition have been excluded from the year ended December 31, 2019.

The following is the unaudited summarized pro forma financial information for the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2019	2018
Pro forma revenue	$1,382,957	$1,361,729
Pro forma net income	$82,003	$88,428
Pro forma income per share:
Basic	$0.71	$0.76
Diluted	$0.69	$0.75

Walletron
On May 9, 2019, the Company also completed the acquisition of Walletron, which delivers patented mobile wallet technology.  The Company has included the financial results of Walletron in the consolidated financial statements from the date of acquisition, which were not material.

RevChip and TranSend
On October 1, 2019, the Company acquired certain technology assets of RevChip, LLC ("RevChip") and TranSend Integrated Technologies Inc. ("TranSend") for a combined $7.0 million. As substantially all of the value was in the developed technology, the purchase was recognized as an asset acquisition. The Company has included the financial results of RevChip and TranSend in the consolidated financial statements from the date of acquisition, which were not material.
4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for resale	$138,823	$(122,061)	$16,762	$137,666	$(110,124)	$27,542
Software for internal use	400,065	(182,310)	217,755	251,804	(142,118)	109,686
Total software	$538,888	$(304,371)	$234,517	$389,470	$(252,242)	$137,228

Software for resale amortization expense totaled $11.0 million for the year ended December 31, 2019, and totaled $12.8 million during both the years ended December 31, 2018 and 2017. These software amortization expense amounts are reflected in cost of revenue in the consolidated statements of operations.

Software for internal use amortization expense recorded during the years ended December 31, 2019, 2018, and 2017, totaled $55.6 million, $41.7 million, and $45.2 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$507,785	$(160,775)	$347,010	$297,991	$(131,187)	$166,804
Trademarks and trade names	27,312	(17,353)	9,959	16,348	(15,025)	1,323
Total other intangible assets	$535,097	$(178,128)	$356,969	$314,339	$(146,212)	$168,127

Other intangible assets amortization expense recorded during the years ended December 31, 2019, 2018, and 2017, totaled $31.9 million, $19.0 million, and $19.4 million, respectively.

Based on capitalized intangible assets as of December 31, 2019, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2020	$70,056	$37,215
2021	55,595	36,730
2022	37,278	36,583
2023	25,406	36,270
2024	19,983	31,781
Thereafter	26,199	178,390
Total	$234,517	$356,969

5. Debt
As of December 31, 2019, the Company had $239.0 million, $756.1 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loan, and Senior Notes, respectively, with up to $261.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

Credit Agreement
On April 5, 2019, the Company (and its wholly-owned subsidiaries, ACI Worldwide Corp. and Official Payments Corporation ("OPAY")) entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), with the lenders, and Bank of America, N.A., as administrative agent for the lenders, to amend and restate the Company's existing agreement, as amended, dated February 24, 2017. The amended Credit Agreement permitted the Company to borrow up to $500.0 million in the form of an additional senior secured term loan; extended the revolver and the existing term loan maturity date from February 24, 2022, to April 5, 2024; increased the maximum consolidated senior secured net leverage ratio covenant from 3.50:1.00 to 3.75:1.00; and increased the maximum consolidated total net leverage ratio covenant from 4.25:1.00 to 5.00:1.00, with subsequent decreases occurring every three quarters thereafter for a specified period of time; among other things. In connection with amending the Credit Agreement, the Company incurred and paid debt issuance costs of $12.8 million during the year ended December 31, 2019.

The Credit Agreement consists of (a) a five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes sublimits for (1) the issuance of standby letters of credit and (2) swingline loans, (b) a five-year $279.0 million senior secured term loan facility (the “Initial Term Loan”) and (c) a five-year $500.0 million Delayed Draw Term Loan (together with the Initial Term Loan, the "Term Loans", and together with the Initial Term Loan and the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment.

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% or (3) a London Interbank Offered Rate ("LIBOR") rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of December 31, 2019, was 4.04%.

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

Senior Notes
On August 21, 2018, the Company completed a $400.0 million offering of the 2026 Notes at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The 2026 Notes bear interest at an annual rate of 5.750%, payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2019. Interest accrued from August 21, 2018. The 2026 Notes will mature on August 15, 2026. In connection with the issuance of the 2026 Notes, the Company incurred and paid debt issuance costs of $7.3 million for the year ended December 31, 2018.

The Company used the net proceeds of the offering described above to redeem, in full, the Company’s outstanding 6.375% Senior Notes due 2020, including accrued interest, and repaid a portion of the outstanding amount under the Term Credit Facility.

Maturities on debt outstanding at December 31, 2019, are as follows (in thousands):

Fiscal year ending December 31,
2020	$38,950
2021	38,950
2022	50,431
2023	69,906
2024	796,823
Thereafter	400,000
Total	$1,395,060

The Credit Facility will mature on April 5, 2024, and the 2026 Notes will mature on August 15, 2026. The Revolving Credit Facility and 2026 Notes do not amortize. The Term Loans do amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of December 31, 2019, and at all times during the period, the Company was in compliance with its financial debt covenants.
Total debt is comprised of the following (in thousands):

	December 31,
	2019	2018
Term loans	$756,060	$284,959
Revolving credit facility	239,000	—
5.750% Senior Notes, due August 2026	400,000	400,000
Debt issuance costs	(21,905)	(13,203)
Total debt	1,373,155	671,756
Less current portion of term credit facility	38,950	23,747
Less current portion of debt issuance costs	(4,802)	(2,980)
Total long-term debt	$1,339,007	$650,989

Overdraft Facility
In 2019, the Company and OPAY entered in to a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at LIBOR plus 0.875% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the consolidated balance sheet. As of December 31, 2019, there was $1.5 million outstanding on the overdraft facility.

Other
During the year ended December 31, 2019, the Company financed certain multi-year license agreements for internal-use software for $10.4 million with annual payments through April 2022. As of December 31, 2019, $13.8 million is outstanding, under these and other license agreements previously entered into, of which $6.0 million and $7.8 million is included in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet. As of December 31, 2018, $9.4 million was outstanding, of which $2.5 million and $6.9 million was included in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet.  Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the consolidated statements of cash flows.

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

A summary of the facility closures liability is as follows (in thousands):

Balance, December 31, 2017	$5,945
Amounts paid during the period	(1,732)
Foreign currency translation adjustments	(86)
Balance, December 31, 2018	4,127
Amounts paid during the period	(1,554)
Foreign currency translation adjustments	29
Balance, December 31, 2019	$2,602

Of the $2.6 million facility closure liability, $1.3 million is recorded to both other current liabilities and operating lease liabilities in the consolidated balance sheet as of December 31, 2019.
7. Common Stock and Treasury Stock
In 2005, the board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorize additional funds for the program. In February 2018, the board approved the repurchase of the Company's common stock of up to $200.0 million, in place of the remaining purchase amounts previously authorized.

The Company repurchased 1,228,102 shares for $35.6 million under the program for the year ended December 31, 2019. Under the program to date, the Company has repurchased 45,357,495 shares for approximately $583.4 million. As of December 31, 2019, the maximum remaining amount authorized for purchase under the stock repurchase program was $141.0 million.

During the year ended September 30, 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares, issuance of restricted share awards (“RSAs”), vesting of restricted share units (“RSUs”), and for issuances of common stock pursuant to the Company’s employee stock purchase plan ("ESPP"). Treasury shares issued during the year ended December 31, 2017, included 1,204,559, 560,174, and 158,194 shares issued pursuant to stock option exercises, RSA grants, and the ESPP, respectively. Treasury shares issued during the year ended December 31, 2018, included 1,379,704, 10,000, and 148,520 shares issued pursuant to stock option exercises, RSUs vested, and the ESPP, respectively. Treasury shares issued during the year ended December 31, 2019, included 854,524, 259,634, and 126,983 shares issued pursuant to stock option exercises, RSUs vested, and the ESPP, respectively.
8. Earnings Per Share
Basic earnings per share is computed in accordance with ASC 260, Earnings per Share, based on weighted average outstanding common shares. Diluted earnings per share is computed based on basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, RSUs, and certain contingently issuable shares for which performance targets have been achieved.

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2019	2018	2017
Weighted average shares outstanding:
Basic weighted average shares outstanding	116,175	116,057	118,059
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	2,396	1,575	1,385
Diluted weighted average shares outstanding	118,571	117,632	119,444

The diluted earnings per share computation excludes 1.8 million, 2.2 million, and 3.9 million options to purchase shares, RSUs, and contingently issuable shares during the years ended December 31, 2019, 2018, and 2017, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2019 and 2018, was 115,986,352 and 116,123,361, respectively.
9. Other, Net
Other, net is comprised of foreign currency transaction gains of $0.5 million for the year ended December 31, 2019, and foreign currency transaction losses of $3.7 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively.
10. Segment Information
The Company reports financial performance based on its segments, ACI On Premise and ACI On Demand, and analyzes Segment Adjusted EBITDA as a measure of segment profitability.

The Company’s interim Chief Executive Officer is also the chief operating decision maker ("CODM"). The CODM, together with other senior management personnel, focus their review on consolidated financial information and the allocation of resources based on operating results, including revenues and Segment Adjusted EBITDA, for each segment, separate from Corporate operations.

ACI On Premise serves customers who manage their software on site or through a third-party cloud service provider. These on-premise customers use the Company’s software to develop sophisticated solutions, which are often part of a larger system located and managed at the customer specified site. These customers require a level of control and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

ACI On Demand serves the needs of banks, merchants, and billers who use payments to facilitate their core business. These on-demand solutions are maintained and delivered through the cloud via our global data centers and are available in either a single-tenant environment for SaaS offerings, or in a multi-tenant environment for PaaS offerings.

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

Corporate and unallocated expenses consist of the corporate overhead costs that are not allocated to reportable segments. These overhead costs relate to human resources, finance, legal, accounting, merger and acquisition activity, and other costs that are not considered when management evaluates segment performance. For the year ended December 31, 2017, corporate and unallocated expenses included $46.7 million of general and administrative expense for the legal judgment discussed in Note 15, Commitments and Contingencies.

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues
ACI On Premise	$579,334	$576,755	$598,590
ACI On Demand	678,960	433,025	425,601
Total revenue	$1,258,294	$1,009,780	$1,024,191
Segment Adjusted EBITDA
ACI On Premise	$321,305	$323,902	$347,094
ACI On Demand	66,501	12,015	(1,832)
Depreciation and amortization	(122,569)	(97,350)	(102,224)
Stock-based compensation expense	(36,763)	(20,360)	(13,683)
Corporate and unallocated expenses	(104,718)	(92,296)	(144,715)
Interest, net	(52,066)	(30,388)	(38,449)
Other, net	520	(3,724)	(2,619)
Income before income taxes	$72,210	$91,799	$43,572
Depreciation and amortization
ACI On Premise	$11,992	$11,634	$13,094
ACI On Demand	34,395	31,541	34,171
Corporate	76,182	54,175	54,959
Total depreciation and amortization	$122,569	$97,350	$102,224
Stock-based compensation expense
ACI On Premise	$7,651	$4,348	$2,234
ACI On Demand	7,995	4,338	2,230
Corporate	21,117	11,674	9,219
Total stock-based compensation expense	$36,763	$20,360	$13,683

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary geographic market and primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	ACI On Premise	ACI On Demand	Total	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$172,660	$609,160	$781,820	$131,382	$369,097	$500,479
Americas - Other	68,020	9,350	77,370	61,969	9,577	71,546
EMEA	251,035	50,629	301,664	296,157	48,889	345,046
Asia Pacific	87,619	9,821	97,440	87,247	5,462	92,709
Total	$579,334	$678,960	$1,258,294	$576,755	$433,025	$1,009,780
Primary Solution Categories
Bill Payments	$—	$510,300	$510,300	$—	$275,526	$275,526
Digital Channels	32,980	44,731	77,711	35,231	40,342	75,573
Merchant Payments	25,693	77,204	102,897	30,447	64,956	95,403
Payments Intelligence	33,790	36,019	69,809	42,353	41,330	83,683
Real-Time Payments	97,153	3,456	100,609	92,068	2,193	94,261
Retail Payments	389,718	7,250	396,968	376,656	8,678	385,334
Total	$579,334	$678,960	$1,258,294	$576,755	$433,025	$1,009,780

	Year Ended December 31, 2017
	ACI On Premise	ACI On Demand	Total
Primary Geographic Markets
Americas - United States	$175,682	$365,553	$541,235
Americas - Other	72,802	9,429	82,231
EMEA	270,388	47,872	318,260
Asia Pacific	79,718	2,747	82,465
Total	$598,590	$425,601	$1,024,191
Primary Solution Categories
Bill Payments	$—	$271,421	$271,421
Digital Channels	47,973	46,063	94,036
Merchant Payments	27,155	56,018	83,173
Payments Intelligence	32,478	41,628	74,106
Real-Time Payments	70,087	2,785	72,872
Retail Payments	420,897	7,686	428,583
Total	$598,590	$425,601	$1,024,191

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	December 31,
	2019	2018
Long-lived Assets
United States	$1,526,046	$811,435
Other	759,501	717,495
Total	$2,285,547	$1,528,930

No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2019, 2018, and 2017. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2019, 2018, and 2017.
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

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation expense related to the ESPP for the year ended December 31, 2019, was approximately $0.6 million and compensation expense related to the ESPP for both the years ended December 31, 2018 and 2017, was approximately $0.5 million.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2018	4,864,836	$17.76
Exercised	(854,524)	15.78
Forfeited	(3,496)	17.89
Outstanding, December 31, 2019	4,006,816	$18.18	3.71	$78,949,941
Exercisable, December 31, 2019	3,462,664	$17.86	3.70	$69,349,255

The weighted average grant date fair value of stock options granted during the years ended December 31, 2018 and 2017, was $7.03 and $6.24, respectively. The Company did not grant stock options during the year ended December 31, 2019. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017, was $16.0 million, $15.8 million, and $13.4 million, respectively.

The fair value of options granted in the respective fiscal years are estimated on the date of grant using the Black-Scholes option-pricing model, acceptable under ASC 718, with the following weighted average assumptions:

	Years Ended December 31,
	2018	2017
Expected life (years)	5.6	5.6
Risk-free interest rate	2.7%	1.9%
Expected volatility	26.4%	29.4%
Expected dividend yield	—	—

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

Long-term Incentive Program Performance Share Awards
During the year ended December 31, 2017, pursuant to the Company’s 2016 Incentive Plan, the Company granted long-term incentive program performance share awards (“LTIP performance shares”). These LTIP performance shares are earned, if at all, based upon the achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income or EBITDA over the performance period as determined by the Company. Up to 200% of the LTIP performance shares may be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the performance period. On a quarterly basis, management must evaluate the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.

A summary of the nonvested LTIP performance shares is as follows:

	Number of Shares at Expected Attainment	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	540,697	$19.83
Forfeited	(56,567)	18.80
Change in expected attainment	185,339	20.09
Nonvested at December 31, 2019	669,469	$20.12

During the year ended December 31, 2019, the Company revised the expected attainment rates for outstanding LTIP performance shares due to changes in forecasted sales and operating income, resulting in additional stock-based compensation expense of approximately $3.7 million.

Restricted Share Awards
During the years ended December 31, 2017, pursuant to the Company’s 2016 Incentive Plan and 2005 Incentive Plan, the Company granted RSAs. The awards have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. Under each arrangement, shares are issued without direct cost to the employee. RSAs granted to our board vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. The Company estimates the fair value of the RSAs based upon the market price of the Company’s stock at the date of grant. The RSA grants provide for the payment of dividends on the Company’s common stock, if any, to the participant during the requisite service period, and the participant has voting rights for each share of common stock. The Company recognizes compensation expense for RSAs on a straight-line basis over the requisite service period.

A summary of nonvested RSAs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	213,337	$20.21
Vested	(106,610)	20.17
Forfeited	(13,885)	20.64
Nonvested at December 31, 2019	92,842	$20.13

During the year ended December 31, 2019, a total of 106,610 RSAs vested. The Company withheld 32,371 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
During the years ended December 31, 2019, 2018, and 2017, pursuant to the 2016 Incentive Plan, the Company granted total shareholder return awards (“TSRs”). TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over a three-year performance period based on the grant date fair value.

The grant date fair value of the TSRs was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2019	2018	2017
Expected life (years)	2.8	2.9	2.9
Interest rate	2.5%	2.4%	1.5%
Volatility	29.3%	28.0%	26.5%
Expected dividend yield	—	—	—

A summary of nonvested TSRs is as follows:

	Number of Shares at Expected Attainment	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	718,931	$29.25
Granted	436,674	47.90
Forfeited	(93,314)	35.37
Nonvested as of December 31, 2019	1,062,291	$35.77

Restricted Share Units
During the year ended December 31, 2019, pursuant to the 2016 Incentive Plan, the Company granted restricted share unit awards (“RSUs”). RSUs generally have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. RSUs granted to our board vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. Under each arrangement, RSUs are issued without direct cost to the employee on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock at the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.

A summary of nonvested RSUs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	651,045	$23.82
Granted	742,579	33.28
Vested	(259,634)	24.16
Forfeited	(124,586)	29.79
Nonvested as of December 31, 2019	1,009,404	$29.96

During the year ended December 31, 2019, a total of 259,634 RSUs vested. The Company withheld 57,802 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of December 31, 2019, there was unrecognized compensation expense of $20.5 million related to RSUs, $15.0 million related to TSRs, $0.5 million related to LTIP performance shares, $0.3 million related to nonvested RSAs, and $0.2 million related to nonvested stock options, which the Company expects to recognize over weighted average periods of 1.9 years, 1.9 years, 0.1 years, 0.2 years, and 0.3 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 during the years ended December 31, 2019, 2018, and 2017, of $36.8 million, $20.4 million, and $13.7 million, respectively, with corresponding tax benefits of $5.9 million, $3.9 million, and $1.7 million, respectively. The Company recognizes compensation expense for stock option awards that vest with only service conditions on a straight-line basis over the requisite service period. The Company recognizes compensation expense for stock option awards that vest with service and market-based conditions on a straight-line basis over the longer of the requisite service period or the estimated period to meet the defined market-based condition.

12. Employee Benefit Plans
ACI 401(k) Plan
The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 75% of their annual eligible compensation up to a maximum of $19,000 (for employees who are under the age of 50 on December 31, 2019) or a maximum of $25,000 (for employees aged 50 or older on December 31, 2019). After one year of service, the Company matches 100% of the first 4% of eligible participant contributions and 50% of the next 4% of eligible participant contributions, not to exceed $5,000 per employee annually. Company contributions charged to expense were $6.4 million during both the years ended December 31, 2019 and 2018, and $5.3 million during the year ended December 31, 2017.

ACI Worldwide EMEA Group Personal Pension Scheme
The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 (up to a maximum of 15.5% for employees aged over 55 years on December 1, 2000) or from 6% to 10% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense were $1.5 million during the year ended December 31, 2019, and $1.6 million during both the years ended December 31, 2018 and 2017.
13. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into U.S. Law. As of December 31, 2018, the Company had completed its accounting for the tax effects related to the enactment of the Tax Act.

The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. During the year ended December 31, 2017, the Company remeasured certain deferred tax assets and liabilities and recorded a $15.0 million provisional tax charge. During the year ended December 31, 2018, the Company reduced the initial provisional tax charge by recording a $4.9 million benefit related to accelerated tax deductions claimed on the 2018 U.S. Federal Income Tax Return.

The Tax Act required U.S. companies to pay a one-time transition tax on certain unremitted foreign earnings. During the year ended December 31, 2017, the Company recorded a $20.9 million provisional tax charge based on post-1986 earnings and profits of foreign subsidiaries that were previously deferred from U.S. income taxes. Upon further analysis, the Company reduced the initial provisional tax charge by recording an $8.1 million benefit during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recorded a $15.5 million valuation allowance on its deferred tax asset related to U.S. foreign tax credits based upon business conditions and tax laws in effect at that time.

During the year ended December 31, 2019, following the acquisition of Speedpay, the Company determined it will more likely than not be able to utilize foreign tax credits in future years due to additional income generated by Speedpay; therefore, the Company released the $15.5 million valuation allowance that had been established on this deferred tax asset.

The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The Company has elected to account for GILTI in the year the tax is incurred.

Prior to 2018, the Company considered all earnings in foreign subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes related to unremitted earnings. As of December 31, 2019 and 2018, the Company considered only the earnings in its Indian subsidiaries to be indefinitely reinvested. The earnings of all other foreign subsidiaries are no longer considered indefinitely reinvested. The Company is also permanently reinvested for outside book/tax basis differences related to foreign subsidiaries.

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(16,317)	$16,312	$(42,863)
Foreign	88,527	75,487	86,435
Total	$72,210	$91,799	$43,572

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal
Current	$3,738	$6,545	$2,586
Deferred	(25,150)	(6,587)	19,212
Total	(21,412)	(42)	21,798
State
Current	590	4,441	(1,857)
Deferred	342	(2,649)	(1,324)
Total	932	1,792	(3,181)
Foreign
Current	22,960	17,626	16,048
Deferred	2,668	3,502	3,772
Total	25,628	21,128	19,820
Total	$5,148	$22,878	$38,437

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Tax expense at federal rate of 21% (35% pre-2018)	$15,164	$19,278	$15,250
State income taxes, net of federal benefit	1,227	5,246	(2,238)
Change in valuation allowance	(12,760)	12,657	(1,884)
Foreign tax rate differential	(2,535)	(4,796)	(15,622)
Unrecognized tax benefit increase	898	1,262	3,007
Tax effect of foreign operations	6,698	8,546	5,532
Tax benefit of research & development	(2,506)	(2,557)	(1,904)
Transition tax	—	(8,112)	20,867
Revaluation of deferred tax balances	—	(4,937)	14,953
Performance-based compensation	(560)	(4,541)	2,081
Domestic production activities	—	—	(3,793)
Other	(478)	832	2,188
Income tax provision	$5,148	$22,878	$38,437

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” are Ireland, Luxembourg, and the United Kingdom for the year ended December 31, 2019; Ireland and Luxembourg for the year ended December 31, 2018; and Ireland, Luxembourg, and the United Kingdom for the year ended December 31, 2017.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$23,030	$25,745
Tax credits	52,902	43,838
Compensation	18,791	15,934
Deferred revenue	25,599	27,587
Research and development expense deferral	—	12,631
Other	4,065	5,393
Gross deferred income tax assets	124,387	131,128
Less: valuation allowance	(7,653)	(20,415)
Net deferred income tax assets	$116,734	$110,713
Deferred income tax liabilities:
Depreciation and amortization	$(52,978)	$(60,872)
Deferred revenue	(44,198)	(54,508)
Total deferred income tax liabilities	(97,176)	(115,380)
Net deferred income taxes	$19,558	$(4,667)
Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset – noncurrent	$51,611	$27,048
Deferred income tax liability – noncurrent	(32,053)	(31,715)
Net deferred income taxes	$19,558	$(4,667)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. During the year ended December 31, 2019, the Company decreased its valuation allowance by $12.8 million which relates to a reduction in the valuation allowance on U.S. foreign tax credits offset by an increase in valuation allowance on foreign net operating losses.

At December 31, 2019, the Company had domestic federal tax net operating losses (“NOLs”) of $65.9 million, which will begin to expire in 2020. The Company had deferred tax assets equal to $1.4 million related to domestic state tax NOLs which will begin to expire in 2020. The Company does not have any valuation allowance against the federal tax NOLs but has provided a $1.2 million valuation allowance against the deferred tax asset associated with the state NOLs. The Company had foreign tax NOLs of $30.4 million, of which $28.1 million may be utilized over an indefinite life, with the remainder expiring over the next 17 years. The Company has provided a $0.7 million valuation allowance against the deferred tax asset associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2019, of $40.7 million, for which an $1.2 million valuation allowance has been provided. The U.S. foreign tax credits will begin to expire in 2022. The Company had foreign tax credit carryforwards in other foreign jurisdictions at December 31, 2019, of $1.9 million, of which $1.3 million may be utilized over an indefinite life, with the remainder expiring over the next seven years. The Company has provided a $1.2 million valuation allowance against the tax benefit associated with these foreign credits. The Company also has domestic federal and state general business tax credit carryforwards at December 31, 2019, of $15.7 million and $0.8 million, respectively, which will begin to expire in 2020 and 2022, respectively.

The unrecognized tax benefit at December 31, 2019 and 2018, was $29.0 million and $28.4 million, respectively, of which $22.4 million and $22.6 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheets. Of the total unrecognized tax benefit amounts at December 31, 2019 and 2018, $28.2 million and $27.5 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in the respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2019	2018	2017
Balance of unrecognized tax benefits at beginning of year	$28,406	$27,237	$24,278
Increases for tax positions of prior years	2,784	315	2,478
Decreases for tax positions of prior years	(96)	(61)	(114)
Increases for tax positions established for the current period	2,542	1,185	1,677
Decreases for settlements with taxing authorities	(220)	—	(154)
Reductions resulting from lapse of applicable statute of limitation	(4,462)	(115)	(1,155)
Adjustment resulting from foreign currency translation	46	(155)	227
Balance of unrecognized tax benefits at end of year	$29,000	$28,406	$27,237

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The United States, Germany, India, Ireland, Luxembourg, Mexico, the United Kingdom, and Uruguay are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the United States, the Company’s tax returns for years following 2015 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2003 and 2018.

The Company’s Indian income tax returns covering fiscal years 2003, 2005, 2010 through 2013, and 2016 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $11.7 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2019 and 2018, $1.2 million is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties expense (benefit) recorded in the statements of operations for the years ended December 31, 2019, 2018, and 2017, is $0.2 million, $0.0 million, and $(0.8) million, respectively.
14. Leases
The Company has operating leases for corporate offices and data centers. Excluding office leases, leases with an initial term of 12-months or less that do not include an option to purchase the underlying asset are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term.

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

The components of lease cost are as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$18,486
Variable lease cost	3,756
Sublease income	(528)
Total lease cost	$21,714

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,578
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$10,478

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

December 31, 2019
Assets:
Operating lease right-of-use assets	$57,382
Liabilities:
Other current liabilities	$15,049
Operating lease liabilities	46,766
Total operating lease liabilities	$61,815
Weighted average remaining operating lease term (years)	6.58
Weighted average operating lease discount rate	4.00%

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

Maturities on lease liabilities as of December 31, 2019, are as follows (in thousands):

Fiscal Year Ending December 31,
2020	$17,180
2021	13,050
2022	10,066
2023	7,787
2024	4,951
Thereafter	17,250
Total lease payments	70,284
Less: imputed interest	8,469
Total lease liability	$61,815

Future payments under operating lease agreements accounted for under ASC 840, Leases, as of December 31, 2018, were as follows (in thousands):

Fiscal Year Ending December 31,
2019	$16,925
2020	14,212
2021	10,538
2022	8,178
2023	6,529
Thereafter	21,196
Total minimum lease payments	$77,578

As of December 31, 2019, the Company has additional operating leases for office facilities that have not yet commenced with minimum lease payments of $2.1 million. These operating leases will commence in fiscal year 2020, with lease terms of one to five years.
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

Legal Proceedings
On September 23, 2015, a jury verdict was returned against ACI Worldwide Corp. (“ACI Corp.”), a subsidiary of the Company, for $43.8 million in connection with counterclaims brought by Baldwin Hackett & Meeks, Inc. (“BHMI”) in the District Court of Douglas County, Nebraska. On September 21, 2012, ACI Corp. sued BHMI for misappropriation of ACI Corp.’s trade secrets. The jury found that ACI Corp. had not met its burden of proof regarding these claims. On March 6, 2013, BHMI asserted counterclaims alleged to arise out of ACI Corp.’s filing of its lawsuit. The court entered a judgment against ACI Corp. for $43.8 million for damages and $2.7 million for attorney fees and costs. ACI Corp. disagreed with the verdicts and judgment, and, after the trial court denied ACI Corp.’s post-judgment motions, ACI Corp. perfected an appeal of the dismissal of its claims against BHMI and the judgment in favor of BHMI. On June 9, 2017, the Nebraska Supreme Court affirmed the District Court judgment. The Company recorded expense of $48.1 million during the year ended December 31, 2017, of which $46.7 million is included in general and administrative expense and $1.4 million is included in interest expense in the accompanying consolidated statement of operations. The Company paid the judgment, including interest, during the year ended December 31, 2017.
16. Quarterly Financial Data (Unaudited)
The following consists of quarterly financial data (in thousands, except per share amounts):

	Quarter Ended				Year Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	December 31, 2019
Revenues:
Software as a service and platform as a service	$108,557	$172,499	$192,952	$203,661	$677,669
License	21,078	52,541	92,058	122,584	288,261
Maintenance	55,111	51,922	52,638	53,738	213,409
Services	21,109	20,656	17,253	19,937	78,955
Total revenues	205,855	297,618	354,901	399,920	1,258,294
Operating expenses:
Cost of revenue (1)	114,941	155,240	174,168	173,104	617,453
Research and development	36,194	39,235	36,543	34,601	146,573
Selling and marketing	29,430	32,962	30,417	30,875	123,684
General and administrative	31,517	49,319	27,286	27,174	135,296
Depreciation and amortization	21,866	26,744	31,169	31,753	111,532
Total operating expenses	233,948	303,500	299,583	297,507	1,134,538
Operating income (loss)	(28,093)	(5,882)	55,318	102,413	123,756
Other income (expense):
Interest expense	(11,614)	(15,323)	(18,987)	(18,109)	(64,033)
Interest income	3,033	2,997	2,988	2,949	11,967
Other, net	(1,912)	1,402	(2,369)	3,399	520
Total other income (expense)	(10,493)	(10,924)	(18,368)	(11,761)	(51,546)
Income (loss) before income taxes	(38,586)	(16,806)	36,950	90,652	72,210
Income tax expense (benefit)	(12,623)	(22,531)	5,136	35,166	5,148
Net income (loss)	$(25,963)	$5,725	$31,814	$55,486	$67,062
Earnings (loss) per share
Basic	$(0.22)	$0.05	$0.27	$0.48	$0.58
Diluted	$(0.22)	$0.05	$0.27	$0.47	$0.57

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

	Quarter Ended				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
Revenues:
Software as a service and platform as a service	$104,280	$113,600	$104,519	$110,626	$433,025
License	28,046	45,555	68,964	137,991	280,556
Maintenance	56,659	55,048	54,373	53,065	219,145
Services	20,325	20,792	17,669	18,268	77,054
Total revenues	209,310	234,995	245,525	319,950	1,009,780
Operating expenses:
Cost of revenue (1)	107,336	116,261	102,473	104,281	430,351
Research and development	36,791	37,862	36,008	32,969	143,630
Selling and marketing	31,893	33,160	28,252	24,576	117,881
General and administrative	28,649	28,837	29,537	20,399	107,422
Depreciation and amortization	21,345	21,033	20,896	21,311	84,585
Total operating expenses	226,014	237,153	217,166	203,536	883,869
Operating income (loss)	(16,704)	(2,158)	28,359	116,414	125,911
Other income (expense):
Interest expense	(9,365)	(9,717)	(12,573)	(9,875)	(41,530)
Interest income	2,744	2,742	2,763	2,893	11,142
Other, net	(55)	(1,677)	(1,304)	(688)	(3,724)
Total other income (expense)	(6,676)	(8,652)	(11,114)	(7,670)	(34,112)
Income (loss) before income taxes	(23,380)	(10,810)	17,245	108,744	91,799
Income tax expense (benefit)	(3,952)	3,764	2,012	21,054	22,878
Net income (loss)	$(19,428)	$(14,574)	$15,233	$87,690	$68,921
Earnings (loss) per share
Basic	$(0.17)	$(0.13)	$0.13	$0.76	$0.59
Diluted	$(0.17)	$(0.13)	$0.13	$0.74	$0.59

(1)	The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

EXHIBIT INDEX

Exhibit No.		Description
2.01	(1)	Stock Purchase Agreement, dated February 28, 2019
3.01	(2)	2013 Amended and Restated Certificate of Incorporation of the Company
3.02	(3)	Amended and Restated Bylaws of the Company
4.01	(4)	Form of Common Stock Certificate (P)
4.02	(5)	Indenture, dated as of August 21, 2018, among ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee
4.03		Form of 5.750% Senior Notes due 2026 (Included as Exhibit A to Exhibit 4.02)
10.01	(6)*	ACI Worldwide, Inc. 2017 Employee Stock Purchase Plan
10.02	(7)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended
10.03	(8)*	Form of Severance Compensation Agreement (Change-in-Control) between the Company and certain officers, including executive officers
10.04	(9)*	Form of Indemnification Agreement between the Company and certain officers, including executive officers
10.05	(10)*	Form of Nonqualified Stock Option Agreement – Non-Employee Director for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.06	(11)*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.07	(12)*	Form of LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.08	(13)*	Amended and Restated Employment Agreement by and between the Company and Philip G. Heasley, dated December 4, 2015 (effective as of January 7, 2016)
10.09	(14)*	ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan
10.10	(15)*	Form of Change-in-Control Employment Agreement between the Company and certain officers, including executive officers
10.11	(16)*	Form of Restricted Share Award Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.12	(17)*	Amended and Restated Deferred Compensation Plan
10.13	(18)	Amended and Restated Credit Agreement, dated February 24, 2017, by and among ACI Worldwide, Inc., Bank of America, N.A. and the lenders that are party thereto
10.14	(19)*	Form of 2015 Supplemental LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.15	(20)*	Form of 2015 Supplemental Non-Qualified Stock Option Agreement - Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.16	(21)*	Form of 2015 LTIP Performance Shares Agreement for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.17	(22)*	Form of 2015 Non-Qualified Stock Option Agreement - Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.18	(23)*	ACI Worldwide, Inc. 2016 Equity and Performance Incentive Plan
10.19	(24)*	Form of 2016 Supplemental Performance Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.20	(25)*	Form of 2016 Supplemental Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.21	(26)*	Form of 2016 Performance Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.22	(27)*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.23	(28)*	Form of 2016 Restricted Share Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.24	(29)*	Form of 2016 Restricted Share Award Agreement – Non-Employee Director for the Company’s 2016 Equity and Performance Incentive Plan

10.25	(30)*	Form of Change-in-Control Employment Agreement
10.26	(31)*	Form of 2016 Restricted Share Unit Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.27	(32)*	Form of Restricted Share Unit Award Agreement CEO (RSUs)
10.28	(33)*	Form of Performance Share Award Agreement CEO (rTSR Performance Share Awards)
10.29	(34)*	Form of Restricted Share Unit Award Agreement (RSUs)
10.30	(35)*	Form of Performance Share Award Agreement (rTSR Performance Share Awards)
10.31	(36)	Amendment Agreement to the Amended and Restated Credit Agreement, dated April 5, 2019
10.32	(37)	November 5, 2019 Retirement and General Release Agreement between the Company and Philip G. Heasley
10.33	(38)*	Form of Severance Agreement between ACI Worldwide, Inc. and Odilon Almeida
10.34	(39)*	Form of Change in Control Employment Agreement between ACI Worldwide, Inc. and certain officers, including executive officers
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) – Deloitte & Touche LLP
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 2.01 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2019.

(2)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 17, 2017.

(3)	Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed February 27, 2017.

(4)	Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

(5)	Incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed August 21, 2018.

(6)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement filed on April 27, 2017.

(7)	Incorporated herein by reference to Exhibit 10.07 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.

(8)	Incorporated herein by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(9)	Incorporated herein by reference to Exhibit 10.10 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(10)	Incorporated herein by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(11)	Incorporated herein by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(12)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed December 16, 2009.

(13)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 10, 2015.

(14)	Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2013 Annual Meeting (File No. 000-25346) filed on April 29, 2013.

(15)	Incorporated herein by reference to Exhibit 10.3 the registrant’s current report on Form 8-K filed June 20, 2016.

(16)	Incorporated herein by reference to Exhibit 10.29 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009.

(17)	Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010

(18)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed February 27, 2017.

(19)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed January 30, 2015.

(20)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed January 30, 2015.

(21)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed January 30, 2015.

(22)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed January 30, 2015.

(23)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 20, 2016.

(24)	Incorporated herein by reference to Exhibit 10.02 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.

(25)	Incorporated herein by reference to Exhibit 10.03 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.

(26)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed February 27, 2017.

(27)	Incorporated herein by reference to Exhibit 10.05 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.

(28)	Incorporated herein by reference to Exhibit 10.06 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.

(29)	Incorporated herein by reference to Exhibit 10.07 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2016.

(30)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed June 20, 2016.

(31)	Incorporated herein by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017.

(32)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed March 8, 2019.

(33)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed March 8, 2019.

(34)	Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed March 8, 2019.

(35)	Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed March 8, 2019.

(36)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 11, 2019.

(37)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed November 7, 2019.

(38)	Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed February 20, 2020.

(39)	Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed February 20, 2020.
__________________

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement.

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

ACI WORLDWIDE, INC. (Registrant)

Date: February 27, 2020	By:	/s/ CRAIG S. SAKS
Craig S. Saks
Interim President, Interim Chief Executive Officer, and Chief Operating Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ CRAIG S. SAKS	Interim President, Interim Chief Executive Officer, and Chief Operating Officer (Interim Principal Executive Officer)	February 27, 2020
Craig S. Saks

/S/ SCOTT W. BEHRENS	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)	February 27, 2020
Scott W. Behrens

/S/ DAVID A. POE	Chairman of the Board and Director	February 27, 2020
David A. Poe

/S/ PAM H. PATSLEY	Director	February 27, 2020
Pam H. Patsley

/S/ JAMES C. HALE	Director	February 27, 2020
James C. Hale

/S/ CHARLES E. PETERS, JR	Director	February 27, 2020
Charles E. Peters, JR

/S/ ADALIO T. SANCHEZ	Director	February 27, 2020
Adalio T. Sanchez

/S/ THOMAS W. WARSOP, III	Director	February 27, 2020
Thomas W. Warsop, III

/S/ JANET O. ESTEP	Director	February 27, 2020
Janet O. Estep