Form 10-Q
period 2020-03-31
ACI WORLDWIDE, INC.
filed 2020-05-07
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 4, 2020, there were 115,944,850 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$119,124	$121,398
Receivables, net of allowances of $3,465 and $5,149, respectively	305,647	359,197
Settlement assets	317,156	391,039
Prepaid expenses	32,047	24,542
Other current assets	32,472	24,200
Total current assets	806,446	920,376
Noncurrent assets
Accrued receivables, net	198,554	213,041
Property and equipment, net	67,893	70,380
Operating lease right-of-use assets	53,490	57,382
Software, net	225,171	234,517
Goodwill	1,280,226	1,280,525
Intangible assets, net	344,156	356,969
Deferred income taxes, net	63,795	51,611
Other noncurrent assets	70,168	72,733
TOTAL ASSETS	$3,109,899	$3,257,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,166	$37,010
Settlement liabilities	297,936	368,719
Employee compensation	35,035	29,318
Current portion of long-term debt	34,177	34,148
Deferred revenue	90,660	65,784
Other current liabilities	66,382	76,971
Total current liabilities	556,356	611,950
Noncurrent liabilities
Deferred revenue	46,104	53,155
Long-term debt	1,321,452	1,339,007
Deferred income taxes, net	31,959	32,053
Operating lease liabilities	43,053	46,766
Other noncurrent liabilities	43,177	44,635
Total liabilities	2,042,101	2,127,566
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2020, and December 31, 2019	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2020, and December 31, 2019	702	702
Additional paid-in capital	656,723	667,658
Retained earnings	906,403	930,830
Treasury stock, at cost, 24,642,813 and 24,538,703 shares at March 31, 2020, and December 31, 2019, respectively	(398,278)	(377,639)
Accumulated other comprehensive loss	(97,752)	(91,583)
Total stockholders’ equity	1,067,798	1,129,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,109,899	$3,257,534
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Software as a service and platform as a service	$192,950	$108,557
License	28,129	21,078
Maintenance	53,280	55,111
Services	17,126	21,109
Total revenues	291,485	205,855
Operating expenses
Cost of revenue (1)	165,837	114,941
Research and development	39,024	36,194
Selling and marketing	30,083	29,430
General and administrative	35,926	31,517
Depreciation and amortization	31,898	21,866
Total operating expenses	302,768	233,948
Operating loss	(11,283)	(28,093)
Other income (expense)
Interest expense	(17,171)	(11,614)
Interest income	2,900	3,033
Other, net	(9,758)	(1,912)
Total other income (expense)	(24,029)	(10,493)
Loss before income taxes	(35,312)	(38,586)
Income tax benefit	(10,885)	(12,623)
Net loss	$(24,427)	$(25,963)
Loss per common share
Basic	$(0.21)	$(0.22)
Diluted	$(0.21)	$(0.22)
Weighted average common shares outstanding
Basic	116,006	116,090
Diluted	116,006	116,090

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(24,427)	$(25,963)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,169)	1,321
Total other comprehensive income (loss)	(6,169)	1,321
Comprehensive loss	$(30,596)	$(24,642)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	$702	$667,658	$930,830	$(377,639)	$(91,583)	$1,129,968
Net loss	—	—	(24,427)	—	—	(24,427)
Other comprehensive loss	—	—	—	—	(6,169)	(6,169)
Stock-based compensation	—	6,950	—	—	—	6,950
Shares issued and forfeited, net, under stock plans	—	(17,885)	—	19,215	—	1,330
Repurchase of 1,000,000 shares of common stock	—	—	—	(28,881)	—	(28,881)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(10,973)	—	(10,973)
Balance as of March 31, 2020	$702	$656,723	$906,403	$(398,278)	$(97,752)	$1,067,798

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	$702	$632,235	$863,768	$(355,857)	$(92,617)	$1,048,231
Net loss	—	—	(25,963)	—	—	(25,963)
Other comprehensive income	—	—	—	—	1,321	1,321
Stock-based compensation	—	6,585	—	—	—	6,585
Shares issued and forfeited, net, under stock plans	—	(1,860)	—	7,525	—	5,665
Repurchase of 23,802 shares of common stock	—	—	—	(631)	—	(631)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(2,624)	—	(2,624)
Balance as of March 31, 2019	$702	$636,960	$837,805	$(351,587)	$(91,296)	$1,032,584
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,427)	$(25,963)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	5,825	5,901
Amortization	27,997	18,951
Amortization of operating lease right-of-use assets	3,556	3,383
Amortization of deferred debt issuance costs	1,212	753
Deferred income taxes	(10,413)	(17,414)
Stock-based compensation expense	6,950	6,585
Other	650	574
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	48,699	94,549
Accounts payable	(6,087)	(10,297)
Accrued employee compensation	6,985	(8,598)
Current income taxes	(5,361)	(1,041)
Deferred revenue	22,495	(4,127)
Other current and noncurrent assets and liabilities	(20,581)	(20,829)
Net cash flows from operating activities	57,500	42,427
Cash flows from investing activities:
Purchases of property and equipment	(3,597)	(5,250)
Purchases of software and distribution rights	(6,541)	(4,578)
Net cash flows from investing activities	(10,138)	(9,828)
Cash flows from financing activities:
Proceeds from issuance of common stock	947	831
Proceeds from exercises of stock options	400	4,857
Repurchase of stock-based compensation awards for tax withholdings	(10,973)	(2,624)
Repurchases of common stock	(28,881)	(631)
Proceeds from revolving credit facility	30,000	—
Repayment of revolving credit facility	(39,000)	—
Repayment of term portion of credit agreement	(9,737)	(5,937)
Payments on or proceeds from other debt, net	(3,593)	(1,857)
Net cash flows from financing activities	(60,837)	(5,361)
Effect of exchange rate fluctuations on cash	11,201	433
Net increase (decrease) in cash and cash equivalents	(2,274)	27,671
Cash and cash equivalents, beginning of period	121,398	148,502
Cash and cash equivalents, end of period	$119,124	$176,173
Supplemental cash flow information
Income taxes paid	$6,639	$5,949
Interest paid	$21,837	$14,388
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2019, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 27, 2020. Results for the three months ended March 31, 2020, are not necessarily indicative of results that may be attained in the future.

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

Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in early stages and information is rapidly evolving. The Company has experienced changes in volumes for certain Merchant and Biller customers and has received limited requests for extended payment terms under existing contracts. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as our customers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	March 31, 2020	December 31, 2019
Operating lease liabilities	$14,586	$15,049
Vendor financed licenses	10,390	9,667
Royalties payable	5,162	6,107
Accrued interest	3,308	9,212
Other	32,936	36,936
Total other current liabilities	$66,382	$76,971

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2020, and December 31, 2019, was $215.5 million and $274.0 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $402.0 million and $432.0 million as of March 31, 2020, and December 31, 2019, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its reportable segments, ACI On Demand and ACI On Premise, as the reporting units.

Changes in the carrying amount of goodwill attributable to each reporting unit during the three months ended March 31, 2020, were as follows (in thousands):

	ACI On Demand	ACI On Premise	Total
Gross Balance, prior to December 31, 2019	$554,617	$773,340	$1,327,957
Total impairment prior to December 31, 2019	—	(47,432)	(47,432)
Balance, December 31, 2019	554,617	725,908	1,280,525
Goodwill from acquisitions (1)	(299)	—	(299)
Balance, March 31, 2020	$554,318	$725,908	$1,280,226

(1)Goodwill from acquisitions relates to adjustments in the goodwill recorded for the acquisition of E Commerce Group Products, Inc. ("ECG"), along with ECG's subsidiary, Speedpay, Inc. (collectively referred to as "Speedpay") and Walletron, Inc. ("Walletron"), as discussed in Note 3, Acquisition.

Recoverability of goodwill is measured using a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon the October 1, 2019, annual impairment test. Given the adverse economic and market conditions caused by the COVID-19 pandemic, the Company considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair value over the carrying amount in the most recent impairment test, we determined that an additional quantitative impairment test was not required.

Equity Method Investment
On July 23, 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. Accordingly, the Company recorded an initial investment of $18.5 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019. The Company records its share of earnings and losses in the investment on a one-quarter lag basis.

Name Change
Effective January 1, 2020, Official Payments Corporation, a wholly owned subsidiary, changed its name to ACI Payments, Inc. An amended and restated certificate of incorporation was filed with the state of Delaware to reflect the change. The Official Payments Corporation name and corresponding trade name may continue to be used until all stationary and marketing materials are transitioned to ACI Payments, Inc. equivalents.

New Accounting Standards Recently Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, codified as ASC 326. Subsequent amendments to the guidance were issued as follows: ASU 2018-19 in November 2018; ASU 2019-04 in April 2019; ASU 2019-05 in May 2019; ASU's 2019-10 and 2019-11 in November 2019; and ASU 2020-02 in February 2020. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for billed and accrued receivables. The Company adopted ASU 2016-13 as of January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the condensed consolidated financial statements.

In February 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which clarifies or improves various financial instruments topics in the accounting standards codification to increase stakeholder awareness. ASU 2020-03 was effective upon issuance and did not have a material impact on the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). This guidance includes optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020, through December 31, 2022, when the reference rate replacement activity is expected to be completed. The adoption of ASU 2020-04 did not have an impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Effective
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions within ASC 740, as well as clarify and simplify other aspects of the accounting for income taxes to promote consistency among reporting entities. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. The Company is currently assessing the impact the adoption of ASU 2019-12 will have on its condensed consolidated financial statements.

2. Revenue
In accordance with ASC 606, Revenue From Contracts With Customers, revenue is recognized upon transfer of control of promised products and/or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. See Note 10, Segment Information, for additional information, including disaggregation of revenue based on primary solution category and geographic location.

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

Total receivables, net is comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Billed receivables	$164,282	$213,654
Allowance for doubtful accounts	(3,465)	(5,149)
Billed receivables, net	160,817	208,505
Accrued receivables	375,739	399,302
Significant financing component	(32,355)	(35,569)
Total accrued receivables, net	343,384	363,733
Less: current accrued receivables	155,430	161,714
Less: current significant financing component	(10,600)	(11,022)
Total long-term accrued receivables, net	198,554	213,041
Total receivables, net	$504,201	$572,238

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of March 31, 2020, or December 31, 2019.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2019	$118,939
Deferral of revenue	45,927
Recognition of deferred revenue	(25,359)
Foreign currency translation	(2,743)
Balance, March 31, 2020	$136,764

Revenue allocated to remaining performance obligations represents contracted revenue that will be recognized in future periods, which is comprised of deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. This does not include:
•Revenue that will be recognized in future periods from capacity overages that are accounted for as a usage-based royalty.
•SaaS and PaaS revenue from variable consideration that will be recognized in accordance with the ‘right to invoice’ practical expedient.
•SaaS and PaaS revenue from variable consideration that will be recognized in accordance with the direct allocation method.

Revenue allocated to remaining performance obligations was $682.2 million as of March 31, 2020, of which the Company expects to recognize approximately 44% over the next 12 months and the remainder thereafter.

During the three months ended March 31, 2020 and 2019, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
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

The Company expensed approximately $4.7 million of costs related to the acquisition of Speedpay for the three months ended March 31, 2019. These costs, which consist primarily of investment bank, consulting, and legal fees, are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Speedpay contributed approximately $88.7 million in revenue and $12.3 million in operating income for the three months ended March 31, 2020.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of March 31, 2020 (in thousands, except weighted average useful lives):

	Amount	Weighted Average Useful Lives
Current assets:
Cash and cash equivalents	$135
Receivables, net of allowances	17,658
Settlement assets	239,604
Prepaid expenses	317
Other current assets	19,585
Total current assets acquired	277,299
Noncurrent assets:
Goodwill	366,508
Software	113,600	7 years
Customer relationships	208,500	15 years
Trademarks	10,900	5 years
Other noncurrent assets	3,745
Total assets acquired	980,552
Current liabilities:
Accounts payable	6,623
Settlement liabilities	212,892
Employee compensation	1,959
Other current liabilities	3,802
Total current liabilities acquired	225,276
Noncurrent liabilities:
Other noncurrent liabilities	1,219
Total liabilities acquired	226,495
Net assets acquired	$754,057

During the three months ended March 31, 2020, the Company made adjustments to the preliminary purchase price allocation as additional information became available for accounts payable. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position.

Factors contributing to the purchase price that resulted in the goodwill (which is tax deductible) include the acquisition of management, sales, and technology personnel with the skills to market new and existing products of the Company, enhanced product capabilities, complementary products, and customers.

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

Certain pro forma adjustments have been made to net loss for the three months ended March 31, 2019, to give effect to estimated adjustments that remove the amortization expense on eliminated Speedpay historical identifiable intangible assets, add amortization expense for the value of acquired identified intangible assets (primarily acquired software, customer relationships, and trademarks), and add estimated interest expense on the Company’s additional Delayed Draw Term Loan and Revolving Credit Facility borrowings. Additionally, certain transaction expenses that are a direct result of the acquisition have been excluded. The three months ended March 31, 2020, is not presented as Speedpay is included in the Company's consolidated results for the entire period.

The following is the unaudited summarized pro forma financial information (in thousands, except per share data):

Three Months Ended March 31, 2019
Pro forma revenue	$294,059
Pro forma net loss	$(21,245)
Pro forma loss per share:
Basic	$(0.18)
Diluted	$(0.18)

Walletron
On May 9, 2019, the Company also completed the acquisition of Walletron, which delivers patented mobile wallet technology. The Company has included the financial results of Walletron in the condensed consolidated financial statements from the date of acquisition, which were not material.
4. Debt
As of March 31, 2020, the Company had $230.0 million, $746.3 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loan, and Senior Notes, respectively, with up to $270.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

Credit Agreement
On April 5, 2019, the Company (and its wholly-owned subsidiaries, ACI Worldwide Corp. and ACI Payments, Inc. entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders, and Bank of America, N.A., as administrative agent for the lenders, to amend and restate the Company's existing agreement, as amended, dated February 24, 2017.

The Credit Agreement consists of (a) a five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which includes sublimits for (1) the issuance of standby letters of credit and (2) swingline loans, (b) a five-year $279.0 million senior secured term loan facility (the "Initial Term Loan") and (c) a five-year $500.0 million Delayed Draw Term Loan (together with the Initial Term Loan, the "Term Loans", and together with the Initial Term Loan and the Revolving Credit Facility, the “Credit Facility”). The Credit Agreement also allows the Company to request optional incremental term loans and increases in the revolving commitment. The Credit Facility will mature on April 5, 2024.

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of March 31, 2020, was 3.17%.

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

The Company’s obligations under the Credit Facility and cash management arrangements entered into with lenders under the Credit Facility (or affiliates thereof) and the obligations of the subsidiary guarantors are secured by first-priority security interests in substantially all assets of the Company and any guarantor, including 100% of the capital stock of ACI Worldwide Corp. and each domestic subsidiary of the Company, each domestic subsidiary of any guarantor, and 65% of the voting capital stock of each foreign subsidiary of the Company that is directly owned by the Company or a guarantor, in each case subject to certain exclusions set forth in the credit documentation governing the Credit Facility. The collateral agreement of the Credit Agreement, as amended, released the lien on certain assets of ACI Payments, Inc., our electronic bill presentment and payment affiliate, to allow ACI Payments, Inc. to comply with certain eligible securities and unencumbered asset requirements related to money transmitter or transfer license rules and regulations.

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s and its subsidiaries' ability to: create, incur, assume or suffer to exist any additional indebtedness; create, incur, assume or suffer to exist any liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; create restrictions on the payment of dividends or other distributions by subsidiaries; make investments, loans, advances and acquisitions; merge, consolidate or enter into any similar combination or sell assets, including equity interests of the subsidiaries; enter into sale and leaseback transactions; directly or indirectly engage in transactions with affiliates; alter in any material respect the character or conduct of the business; enter into amendments of or waivers under subordinated indebtedness, organizational documents, and certain other material agreements; and hold certain assets and incur certain liabilities.

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

Senior Notes
On August 21, 2018, the Company completed a $400.0 million offering of the 2026 Notes at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The 2026 Notes bear interest at an annual rate of 5.750%, payable semi-annually in arrears on February 15 and August 15 of each year. The 2026 Notes will mature on August 15, 2026.

Maturities on debt outstanding as of March 31, 2020, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2020	$29,213
2021	38,950
2022	50,431
2023	69,906
2024	787,823
Thereafter	400,000
Total	$1,376,323

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of March 31, 2020, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Term loans	$746,323	$756,060
Revolving credit facility	230,000	239,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(20,694)	(21,905)
Total debt	1,355,629	1,373,155
Less: current portion of term loans	38,950	38,950
Less: current portion of debt issuance costs	(4,773)	(4,802)
Total long-term debt	$1,321,452	$1,339,007

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at LIBOR plus 0.875% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of March 31, 2020, there was no amount outstanding on the overdraft facility. As of December 31, 2019, there was $1.5 million outstanding on the overdraft facility.

Other
As of March 31, 2020, and December 31, 2019, $13.8 million was outstanding related to certain multi-year license agreements for internal-use software, of which $6.0 million and $7.8 million was included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheets. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows.
5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the three months ended March 31, 2020 and 2019, totaled 31,794 and 32,174, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2019	4,006,816	$18.18
Exercised	(23,223)	17.21
Forfeited	(57,744)	19.08
Expired	(6,090)	18.44
Outstanding as of March 31, 2020	3,919,759	$18.17	3.13	$23,427,581
Exercisable as of March 31, 2020	3,772,523	$18.10	3.18	$22,816,683

The total intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019, was $0.3 million and $5.3 million, respectively. There were no stock options granted during the three months ended March 31, 2020 or 2019.

Long-term Incentive Program Performance Share Awards
A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) is as follows:

	Number of Shares at Expected Attainment	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	669,469	$20.12
Vested	(668,240)	20.12
Forfeited	(5,368)	20.12
Change in attainment	4,139	20.12
Nonvested as of March 31, 2020	—	$—

During the three months ended March 31, 2020, a total of 668,240 LTIPs vested. The Company withheld 165,237 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Restricted Share Awards
A summary of nonvested restricted share awards (“RSAs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	92,842	$20.13
Vested	(88,913)	20.12
Forfeited	(3,929)	20.35
Nonvested as of March 31, 2020	—	$—

During the three months ended March 31, 2020, a total of 88,913 RSAs vested. The Company withheld 28,233 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards (“TSRs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	1,062,291	$35.77
Granted	677,195	30.01
Vested	(199,413)	24.37
Forfeited	(59,733)	38.95
Change in payout rate	(14,259)	24.37
Nonvested as of March 31, 2020	1,466,081	$34.64

During the three months ended March 31, 2020, a total of 199,413 TSRs awards granted in fiscal 2017 vested and achieved a payout rate of 93% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 53,033 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the three months ended March 31, 2020 and 2019, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected life (years)	2.8	2.8
Risk-free interest rate	0.5%	2.5%
Expected volatility	31.4%	29.3%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards (“RSUs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	1,009,404	$29.96
Granted	726,012	25.43
Vested	(327,491)	28.40
Forfeited	(74,771)	30.02
Nonvested as of March 31, 2020	1,333,154	$27.87

During the three months ended March 31, 2020, a total of 327,491 RSUs vested. The Company withheld 103,839 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2020, there were unrecognized compensation costs of $33.7 million related to nonvested RSUs, $31.5 million related to nonvested TSRs, and less than $0.1 million related to nonvested stock options, which the Company expects to recognize over weighted average periods of 2.4 years, 2.5 years, and 0.9 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2020 and 2019, of $7.0 million and $6.6 million, respectively, with the corresponding tax benefits of $1.4 million and $1.2 million, respectively.
6. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for resale	$136,739	$(122,317)	$14,422	$138,823	$(122,061)	$16,762
Software for internal use	405,794	(195,045)	210,749	400,065	(182,310)	217,755
Total software	$542,533	$(317,362)	$225,171	$538,888	$(304,371)	$234,517

Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded in the three months ended March 31, 2020 and 2019, totaled $1.9 million and $3.0 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally one to ten years. Software for internal use amortization expense recorded during the three months ended March 31, 2020 and

2019, totaled $16.7 million and $10.4 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$501,039	$(166,172)	$334,867	$507,785	$(160,775)	$347,010
Trademarks and trade names	27,090	(17,801)	9,289	27,312	(17,353)	9,959
Total other intangible assets	$528,129	$(183,973)	$344,156	$535,097	$(178,128)	$356,969

Other intangible assets amortization expense for the three months ended March 31, 2020 and 2019, totaled $9.3 million and $5.5 million, respectively.

Based on capitalized intangible assets as of March 31, 2020, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2020	$54,143	$27,493
2021	58,348	36,275
2022	40,407	36,143
2023	25,977	35,871
2024	20,083	31,456
Thereafter	26,213	176,918
Total	$225,171	$344,156

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

The Company repurchased 1,000,000 shares for $28.9 million under the program during the three months ended March 31, 2020. Under the program to date, the Company has repurchased 46,357,495 shares for approximately $612.3 million. As of March 31, 2020, the maximum remaining amount authorized for purchase under the stock repurchase program was $112.1 million.
8. Loss Per Share
Basic loss per share is computed in accordance with ASC 260, Earnings Per Share, based on weighted average outstanding common shares. Diluted loss per share is computed based on basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, RSUs, and certain contingently issuable shares for which performance targets have been achieved.

The following table reconciles the weighted average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding:
Basic weighted average shares outstanding	116,006	116,090
Add: Dilutive effect of stock options and RSUs	—	—
Diluted weighted average shares outstanding	116,006	116,090

The diluted loss per share computation excludes 6.7 million and 7.4 million options to purchase shares and RSUs during the three months ended March 31, 2020 and 2019, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2020, and December 31, 2019, was 115,882,242 and 115,986,352, respectively.
9. Other, Net
Other, net is comprised of foreign currency transaction losses of $9.8 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.
10. Segment Information
The Company reports financial performance based on its segments, ACI On Demand and ACI On Premise, and analyzes Segment Adjusted EBITDA as a measure of segment profitability.

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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
ACI On Demand	$192,950	$109,848
ACI On Premise	98,535	96,007
Total revenue	$291,485	$205,855
Segment Adjusted EBITDA
ACI On Demand	$23,121	$(262)
ACI On Premise	30,909	28,268
Depreciation and amortization	(33,822)	(24,852)
Stock-based compensation expense	(6,950)	(6,585)
Corporate and unallocated expenses	(24,541)	(24,662)
Interest, net	(14,271)	(8,581)
Other, net	(9,758)	(1,912)
Loss before income taxes	$(35,312)	$(38,586)
Depreciation and amortization
ACI On Demand	$9,332	$7,562
ACI On Premise	3,106	3,030
Corporate	21,384	14,260
Total depreciation and amortization	$33,822	$24,852
Stock-based compensation expense
ACI On Demand	$2,026	$1,951
ACI On Premise	2,030	1,956
Corporate	2,894	2,678
Total stock-based compensation expense	$6,950	$6,585

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary geographic market and primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	ACI On Demand	ACI On Premise	Total	ACI On Demand	ACI On Premise	Total
Primary Geographic Markets
Americas - United States	$175,654	$29,139	$204,793	$93,036	$26,422	$119,458
Americas - Other	3,233	17,941	21,174	2,743	10,945	13,688
EMEA	10,918	28,955	39,873	12,068	42,451	54,519
Asia Pacific	3,145	22,500	25,645	2,001	16,189	18,190
Total	$192,950	$98,535	$291,485	$109,848	$96,007	$205,855
Primary Solution Categories
Bill Payments	$153,686	$—	$153,686	$68,967	$—	$68,967
Digital Channels	8,393	7,563	15,956	9,788	8,725	18,513
Merchant Payments	19,014	4,106	23,120	19,339	5,022	24,361
Payments Intelligence	9,013	4,113	13,126	8,981	7,037	16,018
Real-Time Payments	997	17,299	18,296	618	14,715	15,333
Retail Payments	1,847	65,454	67,301	2,155	60,508	62,663
Total	$192,950	$98,535	$291,485	$109,848	$96,007	$205,855

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	March 31, 2020	December 31, 2019
Long-lived Assets
United States	$1,507,574	$1,526,046
Other	732,084	759,501
Total	$2,239,658	$2,285,547

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2020 and 2019. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three months ended March 31, 2020 and 2019.
11. Income Taxes
The effective tax rate for the three months ended March 31, 2020, was 31%. The Company reported an overall tax benefit on a pretax loss for the three months ended March 31, 2020. The losses of the Company’s foreign entities for the three months ended March 31, 2020, were $14.4 million. The effective tax rate for the three months ended March 31, 2020, was positively impacted by equity compensation excess tax benefits and state income tax benefits on domestic loss.

The effective tax rate for the three months ended March 31, 2019, was 33%. The Company reported an overall tax benefit on a pretax loss for the three months ended March 31, 2019. The losses of the Company’s foreign entities for the three months ended March 31, 2019, were $6.1 million. The effective tax rates for the three months ended March 31, 2019, was positively impacted by equity compensation excess tax benefits and state income tax benefits on domestic loss.

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

As of March 31, 2020, and December 31, 2019, the amount of unrecognized tax benefits for uncertain tax positions was $30.0 million and $29.0 million, respectively, excluding related liabilities for interest and penalties of $1.2 million as of March 31, 2020 and December 31, 2019.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $11.7 million, due to the settlement of various audits and the expiration of statutes of limitation.

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

All forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in our Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in Part 2, Item 1A of this Form 10-Q.

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and with our financial statements and related notes contained in this Form 10-Q. Results for the three months ended March 31, 2020, are not necessarily indicative of results that may be attained in the future.

COVID-19 Pandemic
In December 2019, an outbreak of COVID-19 was identified in China and was subsequently recognized as a global pandemic by the World Health Organization (“WHO”) on March 11, 2020. Since that time, COVID-19 has spread around the world and throughout the United States, including in the regions and countries in which we operate. Federal, state and local governments in the U.S and around the world have imposed restrictions on travel and business operations and are advising or requiring individuals to limit or eliminate time outside of their homes. Temporary closures of businesses have also been ordered in certain jurisdictions, and other businesses have temporarily closed voluntarily. These actions expanded significantly in March and April of 2020 throughout the U.S. Consequently, the COVID-19 outbreak has severely restricted the level of economic activity in the U.S. and around the world.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and adversely affect our business, operations and financial condition as well as the business, operations and financial conditions of our customers and business partners. The spread of the virus has also caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

ACI Worldwide, Inc. ("ACI") created a dedicated Crisis Management Team that proactively oversaw and executed our business continuity plans and has taken a variety of measures to ensure the ongoing availability of our products, solutions and services for our customers around the world, while taking health and safety measures for our employees. We monitor information on

COVID-19 from the U.S. Centers for Disease Control ("CDC") and the WHO and believe we are adhering to their recommendations regarding the health and safety of our employees. To address the potential human impact of the virus, most of our staff, with the exception of essential personnel (e.g. certain data center personnel), are telecommuting. For those essential personnel not telecommuting, we have implemented appropriate social distancing policies and have stepped-up facility cleaning at each location. Non-essential domestic and international travel for our employees has ceased. Essential travel for mission critical functions is allowed only on an exception basis with a 14-day self-quarantine period required upon an employee’s return before they may enter an ACI office. Travel is restricted without exception for China, Hong Kong, Italy, and South Korea.

ACI believes it has sufficient liquidity to continue business operations during this volatile and uncertain period. We have $389 million of available liquidity as of March 31, 2020, consisting of cash on hand and availability under our revolving credit facility. To begin to address the potential long-term financial impacts of the virus, we have delayed non-essential capital spending and operating expenses.

The pandemic presents potential new risks to the Company’s business. Although there have been logistical and other challenges to date, there has been no material adverse impact on the Company’s first quarter 2020 results of operations, excluding the impacts of foreign exchange losses as a result of foreign currency volatility. The Company began to see the impacts of COVID-19 on certain customer transaction volumes in late March and continues to see changes in the second quarter of 2020, primarily within the Merchants and Billers customer-base of the Company's ACI On Demand segment. The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price, business prospects, financial condition, and results of operations of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures, or the inability of our customers to satisfy their obligations to the Company. More specifically, for those Merchant and Biller customers under consumption-based contracts, continued declines in transaction volumes could negatively impact the Company's financial position, results of operations and cash flows.

For the reasons discussed above, ACI cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. Notwithstanding any actions by national, state, and local governments to mitigate the impact of COVID-19 or by the Company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company.

Overview
ACI, the Universal Payments (“UP”) company, powers electronic payments for more than 5,100 organizations around the world. More than 1,000 of the largest banks and intermediaries, as well as thousands of leading global merchants, rely on ACI to execute $14 trillion each day in payments and securities. In addition, myriad organizations utilize our electronic bill presentment and payment services. Through our comprehensive suite of software solutions delivered on customers' premises, through a third-party public cloud environment or through ACI's private cloud, we provide real-time, immediate payments capabilities and enable the industry's most complete omni-channel payments experience.

Our products are sold and supported through distribution networks covering three geographic regions – the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia/Pacific. Each distribution network has its own globally coordinated sales force that it supplements with independent reseller and/or distributor networks. Our products and solutions are used globally by banks, financial intermediaries, merchants, and billers, such as third-party electronic payment processors, payment associations, switch interchanges, and a wide range of transaction-generating endpoints, including ATMs, merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and Internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of electronic payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry. Our products are marketed under the ACI brand.

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets as well as continued expansion domestically in the United States. Refining our global infrastructure is a critical component of driving our growth. We also continue to maintain centers of expertise in Timisoara, Romania and Pune and Bangalore in India, as well as key operational centers such as Cape Town, South Africa and in multiple locations in the United States.

Key trends that currently impact our strategies and operations include:
Increasing electronic payment transaction volumes. Electronic payment volumes continue to increase around the world, taking market share from traditional cash and check transactions. In their 2019 World Payments Report, Capgemini predicts that non-cash transaction volumes will grow in volume at an annual rate of 14.0%, from 538.6 billion in 2017 to 1,045.5 billion in 2022, with varying growth rates based on the type of payment and part of the world. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume, through the sale of capacity upgrades to existing customers, and through the scalability of our platform-based solutions. Furthermore, electronic payments have taken on greater importance during the global COVID-19 crisis as consumers increasingly prefer cashless payment options and shift to shopping and paying bills online.

Adoption of real-time payments. Customer expectations, from both consumers and billers, are driving the payments world to more real-time delivery. In the U.K., payments sent through the traditional ACH multi-day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds, and this is being considered and implemented in several countries including Malaysia, Thailand, Singapore, Australia, the United States, and various countries in Europe. In Europe, the ECB TIPS and EBA RT1 schemes are driving real-time payments adoption, while in the U.S. market, Zelle and TCH Real-Time Payments are now driving adoption. Corporate customers expect real-time information on the status of their payments instead of waiting for an end-of-day report. Regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus has always been on the real-time execution of transactions and delivery of information through real-time tools, such as dashboards, so our experience will be valuable in addressing this trend.

Increasing competition. The electronic payments market is highly competitive and subject to rapid change. Our competition comes from in-house information technology departments, third-party electronic payment processors, and third-party software companies located both within and outside of the U.S. Many of these companies are significantly larger than ACI and have significantly greater financial, technical, and marketing resources. As electronic payment transaction volumes increase, third-party processors tend to provide competitive solutions, particularly among customers that do not seek to differentiate their electronic payment offerings or are eliminating banks from the payments service. As consolidation in the financial services and financial technology industries continues, we anticipate that competition for those customers will intensify.

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

Electronic payments fraud and compliance. As electronic payment transaction volumes increase, organized criminal organizations continue to find ways to commit a growing volume of fraudulent transactions using a wide range of techniques. Banks, financial intermediaries, merchants, and billers continue to seek ways to leverage new technologies to identify and prevent fraudulent transactions and other attacks such as denial of service attacks. Due to concerns with international terrorism and money laundering, banks and financial intermediaries in particular are being faced with increasing scrutiny and regulatory pressures. We continue to see opportunity to offer our fraud detection solutions with advanced machine learning capabilities to help customers manage the growing levels of electronic payments fraud and compliance activity.

Adoption of smartcard technology. In many markets, issuers are being required to issue new cards with embedded chip technology, with the merchant liability shift having gone into effect in 2015 in the U.S. (and the fuel dispenser liability shift occurring later in 2020). Chip-based cards are more secure, harder to copy, and offer the opportunity for multiple functions on one card (e.g., debit, credit, electronic purse, identification, health records, etc.). While this combats card-present fraud, it results in greater card-not-present fraud (e.g., fraud at eCommerce sites).

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

Financial institution consolidation. Consolidation continues on a national and international basis, as financial institutions seek to add market share and increase overall efficiency. Such consolidations have increased, and may continue to increase, in their number, size, and market impact as a result of recent economic conditions affecting the banking and financial industries. There are several potential negative effects of increased consolidation activity. Continuing consolidation of financial institutions may result in a smaller number of existing and potential customers for our products and services. Consolidation of two of our customers could result in reduced revenues if the combined entity were to negotiate greater volume discounts or discontinue use of certain of our products. Additionally, if a non-customer and a customer combine and the combined entity decides to forego future use of our products, our revenue would decline. Conversely, we could benefit from the combination of a non-customer and a customer when the combined entity continues use of our products and, as a larger combined entity, increases its demand for our products and services. We tend to focus on larger financial institutions as customers, often resulting in our solutions being the ones that survive in the consolidated entity.

Global vendor sourcing. Global and regional banks, financial intermediaries, merchants, and billers are aiming to reduce the costs in supplier management by picking suppliers that can service them across all their geographies instead of allowing each country operation to choose suppliers independently. Our global footprint from both a customer and a delivery perspective enables us to be successful in this internationally-sourced market. However, projects in these environments tend to be more complex and therefore of higher risk.

Electronic payments convergence. As electronic payment volumes grow and pressures to lower overall cost per transaction increase, banks and financial intermediaries are seeking methods to consolidate their payment processing across the enterprise. We believe that the strategy of using service-oriented architectures to allow for re-use of common electronic payment functions, such as authentication, authorization, routing and settlement, will become more common. Using these techniques, banks and financial intermediaries will be able to reduce costs, increase overall service levels, enable one-to-one marketing in multiple bank channels, leverage volumes for improved pricing and liquidity, and manage enterprise risk. Our product strategy is, in part, focused on this trend, by creating integrated payment functions that can be re-used by multiple bank channels, across both the consumer and wholesale bank. While this trend presents an opportunity for us, it may also expand the competition from third-party electronic payment technology and service providers specializing in other forms of electronic payments. Many of these providers are larger and have significantly greater financial, technical and marketing resources.

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

Electronic bill payment and presentment. EBPP encompasses all facets of bill payment, including biller direct, where customers initiate payments on biller websites, the consolidator model, where customers initiate payments on a financial institution’s website, and walk-in bill payment, as one might find in a convenience store. The EBPP market continues to grow as consumers move away from traditional forms of paper-based payments. Nearly three out of four (73%) online payments are made at the billers’ sites, rather than through banking websites. The biller-direct solutions are seeing strong growth as billers migrate these services to outsourcers, such as ACI, from legacy systems built in-house. We believe that EBPP remains ripe for outsourcing, as a significant amount of biller-direct transactions are still processed in-house. As billers seek to manage costs and improve efficiency, we believe that they will continue to look to third-party EBPP vendors that can offer a complete solution for their billing needs. ACI is supporting Billers during the COVID-19 crisis with new, automated tools that allow consumers to defer payments, set-up flexible payment plans, and request virtual appointments to discuss payment options.

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

Chief Executive Officer
On February 18, 2020, we announced the appointment of Odilon Almeida as the Company’s new President and Chief Executive Officer, effective March 9, 2020. Mr. Almeida was also appointed to serve as a member of ACI’s board of directors.

Acquisition
Speedpay
On May 9, 2019, we acquired E Commerce Group Products, Inc. ("ECG"), a subsidiary of The Western Union Company, along with ECG's subsidiary, Speedpay, Inc. (collectively referred to as "Speedpay") for $754.1 million in cash, including working capital adjustments, pursuant to a Stock Purchase Agreement, among the Company, The Western Union Company, and ACI Worldwide Corp., our wholly owned subsidiary.

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

Backlog
Backlog is comprised of:
•Committed Backlog, which includes (1) contracted revenue that will be recognized in future periods (contracted but not recognized) from software license fees, maintenance fees, service fees, and SaaS and PaaS fees specified in executed contracts (including estimates of variable consideration if required under ASC 606 and included in the transaction price for those contracts, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods and (2) estimated future revenues from software license fees, maintenance fees, services fees, and SaaS and PaaS fees specified in executed contracts.
•Renewal Backlog, which includes estimated future revenues from assumed contract renewals to the extent we believe recognition of the related revenue will occur within the corresponding backlog period.

We have historically included assumed renewals in backlog estimates based upon automatic renewal provisions in the executed contract and our historic experience with customer renewal rates.

Our 60-month backlog estimates are derived using the following key assumptions:
•License arrangements are assumed to renew at the end of their committed term or under the renewal option stated in the contract at a rate consistent with historical experience. If the license arrangement includes extended payment terms, the renewal estimate is adjusted for the effects of a significant financing component.
•Maintenance fees are assumed to exist for the duration of the license term for those contracts in which the committed maintenance term is less than the committed license term.
•SaaS and PaaS arrangements are assumed to renew at the end of their committed term at a rate consistent with our historical experiences.
•Foreign currency exchange rates are assumed to remain constant over the 60-month backlog period for those contracts stated in currencies other than the U.S. dollar.
•Our pricing policies and practices are assumed to remain constant over the 60-month backlog period.

In computing our 60-month backlog estimate, the following items are specifically not taken into account:
•Anticipated increases in transaction, account, or processing volumes by our customers.
•Optional annual uplifts or inflationary increases in recurring fees.
•Services engagements, other than SaaS and PaaS arrangements, are not assumed to renew over the 60-month backlog period.
•The potential impact of consolidation activity within our markets and/or customers.

We review our customer renewal experience on an annual basis. The impact of this review and subsequent updates may result in a revision to the renewal assumptions used in computing the 60-month backlog estimates. In the event a significant revision to renewal assumptions is determined to be necessary, prior periods will be adjusted for comparability purposes.

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2020, and December 31, 2019 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2020	December 31, 2019
ACI On Demand	$3,781	$3,855
ACI On Premise	1,933	1,977
Total	$5,714	$5,832

	March 31, 2020	December 31, 2019
Committed	$2,095	$2,168
Renewal	3,619	3,664
Total	$5,714	$5,832

Estimates of future financial results require substantial judgment and are based on several assumptions, as described above. These assumptions may turn out to be inaccurate or wrong for reasons outside of management’s control. For example, our customers may attempt to renegotiate or terminate their contracts for many reasons, including mergers, changes in their financial condition, or general changes in economic conditions (e.g. economic declines resulting from COVID-19) in the customer’s industry or geographic location. We may also experience delays in the development or delivery of products or services specified in customer contracts, which may cause the actual renewal rates and amounts to differ from historical experiences. Changes in foreign currency exchange rates may also impact the amount of revenue recognized in future periods. Accordingly, there can be no assurance that amounts included in backlog estimates will generate the specified revenues or that the actual revenues will be generated within the corresponding 60-month period. Additionally, because certain components of Committed Backlog and all of Renewal Backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as contracted but not recognized Committed Backlog.

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended March 31, 2020, Compared to the Three Month Period Ended March 31, 2019

	Three Months Ended March 31,
	2020				2019
	Amount	% of Total Revenue	$ Change vs 2019	% Change vs 2019	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$192,950	66%	$84,393	78%	$108,557	53%
License	28,129	10%	7,051	33%	21,078	10%
Maintenance	53,280	18%	(1,831)	(3)%	55,111	27%
Services	17,126	6%	(3,983)	(19)%	21,109	10%
Total revenues	291,485	100%	85,630	42%	205,855	100%
Operating expenses:
Cost of revenue	165,837	57%	50,896	44%	114,941	56%
Research and development	39,024	13%	2,830	8%	36,194	18%
Selling and marketing	30,083	10%	653	2%	29,430	14%
General and administrative	35,926	12%	4,409	14%	31,517	15%
Depreciation and amortization	31,898	11%	10,032	46%	21,866	11%
Total operating expenses	302,768	103%	68,820	29%	233,948	114%
Operating loss	(11,283)	(3)%	16,810	(60)%	(28,093)	(14)%
Other income (expense):
Interest expense	(17,171)	(6)%	(5,557)	48%	(11,614)	(6)%
Interest income	2,900	1%	(133)	(4)%	3,033	1%
Other, net	(9,758)	(3)%	(7,846)	410%	(1,912)	(1)%
Total other income (expense)	(24,029)	(8)%	(13,536)	129%	(10,493)	(6)%
Loss before income taxes	(35,312)	(11)%	3,274	(8)%	(38,586)	(20)%
Income tax benefit	(10,885)	(4)%	1,738	(14)%	(12,623)	(6)%
Net loss	$(24,427)	(7)%	$1,536	(6)%	$(25,963)	(14)%

Revenues
Total revenue for the three months ended March 31, 2020, increased $85.6 million, or 42%, as compared to the same period in 2019. The acquisition of Speedpay contributed $88.7 million to total revenue during the three months ended March 31, 2020.

Total revenue was $1.5 million lower for the three months ended March 31, 2020, compared to the same period in 2019, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, total revenue for the three months ended March 31, 2020, decreased $1.6 million, or 1%, compared to the same period in 2019.

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

SaaS and PaaS revenue increased $84.4 million, or 78%, during the three months ended March 31, 2020, as compared to the same period in 2019. The acquisition of Speedpay contributed $88.7 million to SaaS and PaaS revenue during the three months ended March 31, 2020. SaaS and PaaS revenue was $0.3 million lower for the three months ended March 31, 2020, compared to the same period in 2019 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, SaaS and PaaS revenue for the three months ended March 31, 2020, decreased $4.0 million, or 4%, compared to the same period in 2019, primarily due to changes in the timing and magnitude of transaction volumes for Biller customers.

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

License revenue increased $7.1 million, or 33%, during the three months ended March 31, 2020, as compared to the same period in 2019. License revenue was $0.1 million lower for the three months ended March 31, 2020, compared to the same period in 2019 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, license revenue for the three months ended March 31, 2020, increased $7.1 million, or 34%, compared to the same period in 2019.

The increase in total license revenue was primarily driven by the timing and relative size of license and capacity events during the three months ended March 31, 2020, as compared to the same period in 2019.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $1.8 million, or 3%, during the three months ended March 31, 2020, as compared to the same period in 2019. Maintenance revenue was $0.7 million lower for the three months ended March 31, 2020, as compared to the same period in 2019 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, maintenance revenue for the three months ended March 31, 2020, decreased $1.1 million, or 2%, compared to the same period in 2019.

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

Services revenue decreased $4.0 million, or 19%, during the three months ended March 31, 2020, as compared to the same period in 2019. Services revenue was $0.4 million lower for the three months ended March 31, 2020, as compared to the same period in 2019 due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of foreign currency, services revenue for the three months ended March 31, 2020, decreased $3.6 million, or 17%, compared to the same period in 2019. The decrease in services revenue was primarily driven by the timing and magnitude of project-related work during the three months ended March 31, 2020, as compared to the same period in 2019.

Operating Expenses
Total operating expenses for the three months ended March 31, 2020, increased $68.8 million, or 29%, as compared to the same period in 2019. The acquisition of Speedpay contributed $76.4 million to total operating expenses during the three months ended March 31, 2020. Total operating expenses also included $8.5 million of significant transaction-related expenses, associated with cost reduction strategies implemented during the period. Total operating expenses for the three months ended March 31, 2019, included $4.7 million of significant transaction-related expenses associated with the acquisition of Speedpay. Total operating expenses were $2.1 million lower for the three months ended March 31, 2020, compared to the same period in 2019, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant transaction-related expenses, and foreign currency, total operating expenses for the three months ended March 31, 2020, decreased $9.2 million, or 4%, compared to the same period in 2019, primarily due to lower cost of revenue and selling and marketing expense, partially offset by higher depreciation and amortization, general and administrative expense, and research and development expense.

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

Cost of revenue increased $50.9 million, or 44%, during the three months ended March 31, 2020, compared to the same period in 2019. The acquisition of Speedpay contributed $62.0 million to cost of revenue during the three months ended March 31, 2020. Cost of revenue was $0.7 million lower for the three months ended March 31, 2020, as compared to the same period in 2019, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, cost of revenue decreased $10.4 million, or 9%, for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to a $5.2 million decrease in payment card interchange and processing fees, a $2.1 million decrease in third-party product royalty expenses, and a $1.4 million decrease in amortization of acquired software.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $2.8 million, or 8%, during the three months ended March 31, 2020, as compared to the same period in 2019. The acquisition of Speedpay contributed $2.8 million to R&D expense during the three months ended March 31, 2020. R&D expense was $0.6 million lower for the three months ended March 31, 2020, as compared to the same period in 2019, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, R&D expense increased $0.7 million, or 2%, for the three months ended March 31, 2020, as compared to the same period in 2019, due to an increase in professional fees and personnel and related expenses.

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

Selling and marketing expense increased $0.7 million, or 2%, during the three months ended March 31, 2020, as compared to the same period in 2019. The acquisition of Speedpay contributed $2.8 million to selling and marketing expense during the three months ended March 31, 2020. Selling and marketing expense was $0.3 million lower for the three months ended March 31, 2020, as compared to the same period in 2019, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, selling and marketing expense decreased $1.8 million, or 6%, for the three months ended March 31, 2020, as compared to the same period in 2019, due to a decrease in professional fees and personnel and related expenses.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $4.4 million, or 14%, during the three months ended March 31, 2020, as compared to the same period in 2019. Significant transaction-related expenses contributed $8.5 million to general and administrative expense during the three months ended March 31, 2020, primarily related to cost reduction strategies implemented during the period. The acquisition of Speedpay also contributed $0.4 million during the three months ended March 31, 2020. General and administrative expense for the three months ended March 31, 2019, included $4.7 million of significant transaction-related expenses associated with the acquisition of Speedpay. General and administrative expense was $0.3 million lower for the three months ended March 31, 2020, as compared to the same period in 2019, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay, significant transaction-related expenses, and foreign currency, general and administrative expense increased $0.5 million, or 2%, for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in professional fees.

Depreciation and Amortization
Depreciation and amortization increased $10.0 million, or 46%, during the three months ended March 31, 2020, as compared to the same period in 2019, of which $8.3 million, or 38%, was due to the acquisition of Speedpay. Depreciation and amortization was $0.2 million lower for the three months ended March 31, 2020, as compared to the same period in 2019, due to the impact of foreign currencies weakening against the U.S. dollar. Excluding the impact of the acquisition of Speedpay and foreign currency, depreciation and amortization increased $1.9 million, or 9%, for the three months ended March 31, 2020, as compared to the same period in 2019, due to higher amortization of capitalized software.

Other Income and Expense
Interest expense for the three months ended March 31, 2020, increased $5.6 million, or 48%, as compared to the same period in 2019, primarily due to higher comparative debt balances, partially offset by lower interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended March 31, 2020, decreased $0.1 million, or 4%, as compared to the same period in 2019.

Other, net consists of foreign currency gain or loss. Foreign currency loss for the three months ended March 31, 2020 and 2019, was $9.8 million and $1.9 million, respectively. The higher foreign currency loss in 2020 was due to the market volatility in the wake of the COVID-19 pandemic.

Income Taxes
See Note 11, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
We report financial performance based on our segments, ACI On Demand and ACI On Premise, and analyze Segment Adjusted EBITDA as a measure of segment profitability.

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

ACI On Premise serves customers who manage their software on site or through a third-party cloud services provider. These on-premise customers use the Company’s software to develop sophisticated solutions, which are often part of a larger system located and managed at the customer specified site. These customers require a level of control and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

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

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
ACI On Demand	$192,950	$109,848
ACI On Premise	98,535	96,007
Total revenue	$291,485	$205,855
Segment Adjusted EBITDA
ACI On Demand	$23,121	$(262)
ACI On Premise	30,909	28,268
Depreciation and amortization	(33,822)	(24,852)
Stock-based compensation expense	(6,950)	(6,585)
Corporate and unallocated expenses	(24,541)	(24,662)
Interest, net	(14,271)	(8,581)
Other, net	(9,758)	(1,912)
Loss before income taxes	$(35,312)	$(38,586)
Depreciation and amortization
ACI On Demand	$9,332	$7,562
ACI On Premise	3,106	3,030
Corporate	21,384	14,260
Total depreciation and amortization	$33,822	$24,852
Stock-based compensation expense
ACI On Demand	$2,026	$1,951
ACI On Premise	2,030	1,956
Corporate	2,894	2,678
Total stock-based compensation expense	$6,950	$6,585

ACI On Demand Segment Adjusted EBITDA increased $23.4 million for the three months ended March 31, 2020, compared to the same period in 2019, of which $20.8 million was due to the acquisition of Speedpay. Excluding the impact of the acquisition of Speedpay, ACI On Demand Segment Adjusted EBITDA increased $2.6 million, primarily due to a decrease in cash operating expense, partially offset by a decrease in revenue within the Company's Biller business.

ACI On Premise Segment Adjusted EBITDA increased $2.6 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a $2.5 million increase in revenue and a $0.1 million decrease in cash operating expense.
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

Our cash requirements in the future may be financed through additional equity or debt financings. However, the disruption in the capital markets caused by the COVID-19 pandemic could make any new financing more challenging, and there can be no assurance that such financings will be obtained on commercially reasonable terms, or at all. We believe our liquidity will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. We are compliant with our debt covenants and do not anticipate an inability to service our debt. As the challenges posed by COVID-19 on our business and the economy as a whole evolve rapidly, we will continue to evaluate our liquidity and financial position in light of future developments, particularly those relating to COVID-19.

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$119,124	$121,398
Availability under revolving credit facility	270,000	261,000
Total liquidity	$389,124	$382,398

The increase in total liquidity is primarily attributable to positive operating cash flows of $57.5 million, partially offset by $28.9 million of payments related to stock repurchases and $10.1 million of payments to purchase property and equipment and software and distribution rights.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of March 31, 2020, the full $140.0 million was available.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2020, we had $119.1 million of cash and cash equivalents, of which $52.0 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of March 31, 2020, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of March 31, 2020.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used by):
Operating activities	$57,500	$42,427
Investing activities	(10,138)	(9,828)
Financing activities	(60,837)	(5,361)

Cash Flows from Operating Activities
Net cash flows provided by operating activities during the three months ended March 31, 2020, were $57.5 million as compared to $42.4 million during the same period in 2019. Net cash provided by operating activities primarily consists of net loss adjusted to add back depreciation, amortization, and stock-based compensation. Cash flows provided by operating activities were $15.1 million higher for the three months ended March 31, 2020, compared to the same period in 2019, due to the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
During the first three months of 2020, we used cash of $10.1 million to purchase software, property, and equipment, as compared to $9.8 million during the same period in 2019.

Cash Flows from Financing Activities
Net cash flows used by financing activities for the three months ended March 31, 2020, were $60.8 million as compared to net cash flows used by financing activities of $5.4 million during the same period in 2019. During the first three months of 2020, we repaid $39.0 million on the Revolving Credit Facility and $9.7 million on the Initial Term Credit Loan, partially offset by proceeds of $30.0 million on the Revolving Credit Facility. In addition, we used $28.9 million to repurchase common stock and $11.0 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $1.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first three months of 2019, we repaid $5.9 million on the Initial Term Loan. In addition, we received proceeds of $5.7 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.6 million for the repurchase of stock-based compensation awards for tax withholdings. We also used $0.6 million to repurchase common stock.

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

Debt
As of March 31, 2020, we had $230.0 million and $746.3 million outstanding under our Revolving Credit Facility and Term Loans, respectively, with up to $270.0 million of unused borrowings under the Revolving Credit Facility. The interest rate in effect for the Credit Facility as of March 31, 2020, was 3.17%. As of March 31, 2020, we also had $400.0 million outstanding of the 2026 Notes. See Note 4, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Stock Repurchase Program
We repurchased 1,000,000 shares for $28.9 million under the program during the three months ended March 31, 2020. Under the program to date, we have repurchased 46,357,495 shares for approximately $612.3 million. As of March 31, 2020, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $112.1 million. See Note 7, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.
Contractual Obligations and Commercial Commitments
For the three months ended March 31, 2020, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2019.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits as of March 31, 2020, is $30.0 million.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2020. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at March 31, 2020, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.4 billion of debt outstanding as of March 31, 2020, with $976.3 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 3.17% as of March 31, 2020. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $3.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2019, other than as disclosed below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
The outbreak of COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. Since that time, COVID-19 has spread around the world and throughout the United States, including in the regions and communities in which we operate. Federal, state and local governments in the U.S and around the world have imposed restrictions on travel and business operations and are advising or requiring individuals to limit or eliminate time outside of their homes. Temporary closures of businesses have also been ordered in certain jurisdictions, and other businesses have temporarily closed voluntarily. These actions expanded significantly in March and April of 2020 throughout the U.S. Consequently, the COVID-19 outbreak has severely restricted the level of economic activity in the U.S. and around the world.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. The spread of the virus has caused us to modify our business practices, including having most of our employees and contractors, with the exception of essential personnel (e.g. certain data center personnel), shelter in place; ceasing non-essential domestic and international travel; permitting essential travel for mission critical functions only by exception and followed by a 14-day self-quarantine period; and ceasing any travel to China, Hong Kong, Italy, or South Korea. These measures may remain in place for a significant period of time and adversely affect our business, operations and financial condition as well as the business, operations and financial condition of our customers and business partners. We may also be required to take further actions as a result of government mandates or because we determine further actions are in the best interests of our employees and customers, which actions may further adversely affect our business, results of operations, and financial condition. Notwithstanding any of these actions, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on our business, results of operations, or financial condition.

The disruptions to our operations or the operations of our customers or business partners may result in inefficiencies, delays and additional costs in our product development, sales, marketing, product implementations and customer service efforts that cannot be fully mitigated through remote or alternative work arrangements. The disruptions may also result in the delay or loss of sales as our customers and prospective customers evaluate and reconsider their business needs post-pandemic. Existing customers may seek to void or renegotiate their contracts with us as a result of changes in their anticipated future business needs or financial condition.

Certain of our contracts are transaction-based in which the revenue we derive is based on transaction volumes. The Merchant and Biller businesses of our ACI On Demand segment have experienced, and are expected to continue to experience, changes in consumer transaction volumes as a result of lower in-store retail transactions and delays in timing of bill payments by consumers. Significant declines in transaction volumes may have a material and adverse impact on our financial position, results of operations and cash flows.

Although we expect that current cash and cash equivalent balances and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

The pandemic may also have the effect of heightening many of the other risks described in Item 1A of our Form 10-K for the fiscal year ended December 31, 2019, including risks associated with slowing global economic conditions, demand for our products, delays or cancellations of customer projects, failures to obtain renewals of customer contracts, and reluctance of prospective customers to switch to a new vendor.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on our stock price, business prospects, financial condition, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2020 through January 31, 2020	—		$—	—	$140,969,000
February 1, 2020 through February 29, 2020	296,500	(1)	31.54	—	140,969,000
March 1, 2020 through March 31, 2020	1,053,842	(1)	28.95	1,000,000	112,088,000
Total	1,350,342		$29.52	1,000,000

(1)Pursuant to our 2016 Equity and Performance Incentive Plans, as amended, we granted LTIPs, RSAs, TSRs, and RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended March 31, 2020, 1,284,057 shares of LTIPs, RSAs, TSRs, and RSUs vested. We withheld 350,342 of those shares to pay the employees’ portion of the applicable minimum payroll withholding taxes.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of March 31, 2020, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $112.1 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	2013 Amended and Restated Certificate of Incorporation of the Company
3.02	(2)	Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01	*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.02	*	Form of 2015 Supplemental Nonqualified Stock Option Agreement - Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.03	*	Form of 2015 Nonqualified Stock Option Agreement - Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.04	*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan, as amended
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

(P)Paper Exhibit
(1)Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 17, 2017.
(2)Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed February 27, 2017.
(3)Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: May 7, 2020	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)