Form 10-Q
period 2020-06-30
ACI WORLDWIDE, INC.
filed 2020-08-06
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of August 3, 2020, there were 116,388,958 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$129,223	$121,398
Receivables, net of allowances of $3,661 and $5,149, respectively	324,659	359,197
Settlement assets	338,372	391,039
Prepaid expenses	29,620	24,542
Other current assets	30,533	24,200
Total current assets	852,407	920,376
Noncurrent assets
Accrued receivables, net	199,964	213,041
Property and equipment, net	69,011	70,380
Operating lease right-of-use assets	54,816	57,382
Software, net	216,287	234,517
Goodwill	1,280,226	1,280,525
Intangible assets, net	335,697	356,969
Deferred income taxes, net	59,301	51,611
Other noncurrent assets	69,868	72,733
TOTAL ASSETS	$3,137,577	$3,257,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,795	$37,010
Settlement liabilities	314,017	368,719
Employee compensation	36,717	29,318
Current portion of long-term debt	34,206	34,148
Deferred revenue	73,729	65,784
Other current liabilities	78,995	76,971
Total current liabilities	580,459	611,950
Noncurrent liabilities
Deferred revenue	63,692	53,155
Long-term debt	1,282,889	1,339,007
Deferred income taxes, net	31,140	32,053
Operating lease liabilities	45,999	46,766
Other noncurrent liabilities	42,661	44,635
Total liabilities	2,046,840	2,127,566
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2020, and December 31, 2019	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2020, and December 31, 2019	702	702
Additional paid-in capital	667,554	667,658
Retained earnings	920,478	930,830
Treasury stock, at cost, 24,158,059 and 24,538,703 shares at June 30, 2020, and December 31, 2019, respectively	(399,663)	(377,639)
Accumulated other comprehensive loss	(98,334)	(91,583)
Total stockholders’ equity	1,090,737	1,129,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,137,577	$3,257,534
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Software as a service and platform as a service	$180,573	$172,499	$373,523	$281,056
License	50,136	52,541	78,265	73,619
Maintenance	52,749	51,922	106,029	107,033
Services	16,452	20,656	33,578	41,765
Total revenues	299,910	297,618	591,395	503,473
Operating expenses
Cost of revenue (1)	147,346	155,240	313,183	270,181
Research and development	35,578	39,235	74,602	75,429
Selling and marketing	24,455	32,962	54,538	62,392
General and administrative	29,758	49,319	65,684	80,836
Depreciation and amortization	33,635	26,744	65,533	48,610
Total operating expenses	270,772	303,500	573,540	537,448
Operating income (loss)	29,138	(5,882)	17,855	(33,975)
Other income (expense)
Interest expense	(14,142)	(15,323)	(31,313)	(26,937)
Interest income	2,954	2,997	5,854	6,030
Other, net	2,041	1,402	(7,717)	(510)
Total other income (expense)	(9,147)	(10,924)	(33,176)	(21,417)
Income (loss) before income taxes	19,991	(16,806)	(15,321)	(55,392)
Income tax expense (benefit)	5,916	(22,531)	(4,969)	(35,154)
Net income (loss)	$14,075	$5,725	$(10,352)	$(20,238)
Income (loss) per common share
Basic	$0.12	$0.05	$(0.09)	$(0.17)
Diluted	$0.12	$0.05	$(0.09)	$(0.17)
Weighted average common shares outstanding
Basic	116,033	116,586	116,019	116,287
Diluted	117,264	118,786	116,019	116,287

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$14,075	$5,725	$(10,352)	$(20,238)
Other comprehensive loss:
Foreign currency translation adjustments	(582)	(1,730)	(6,751)	(409)
Total other comprehensive loss	(582)	(1,730)	(6,751)	(409)
Comprehensive income (loss)	$13,493	$3,995	$(17,103)	$(20,647)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2020	$702	$656,723	$906,403	$(398,278)	$(97,752)	$1,067,798
Net income	—	—	14,075	—	—	14,075
Other comprehensive loss	—	—	—	—	(582)	(582)
Stock-based compensation	—	7,932	—	—	—	7,932
Shares issued and forfeited, net, under stock plans	—	2,899	—	(1,234)	—	1,665
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(151)	—	(151)
Balance as of June 30, 2020	$702	$667,554	$920,478	$(399,663)	$(98,334)	$1,090,737

	Three Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2019	$702	$636,960	$837,805	$(351,587)	$(91,296)	$1,032,584
Net income	—	—	5,725	—	—	5,725
Other comprehensive loss	—	—	—	—	(1,730)	(1,730)
Stock-based compensation	—	14,372	—	—	—	14,372
Shares issued and forfeited, net, under stock plans	—	(535)	—	2,346	—	1,811
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(185)	—	(185)
Balance as of June 30, 2019	$702	$650,797	$843,530	$(349,426)	$(93,026)	$1,052,577
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Six Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	$702	$667,658	$930,830	$(377,639)	$(91,583)	$1,129,968
Net loss	—	—	(10,352)	—	—	(10,352)
Other comprehensive loss	—	—	—	—	(6,751)	(6,751)
Stock-based compensation	—	14,882	—	—	—	14,882
Shares issued and forfeited, net, under stock plans	—	(14,986)	—	17,981	—	2,995
Repurchase of 1,000,000 shares of common stock	—	—	—	(28,881)	—	(28,881)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(11,124)	—	(11,124)
Balance as of June 30, 2020	$702	$667,554	$920,478	$(399,663)	$(98,334)	$1,090,737

	Six Months Ended June 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	$702	$632,235	$863,768	$(355,857)	$(92,617)	$1,048,231
Net loss	—	—	(20,238)	—	—	(20,238)
Other comprehensive loss	—	—	—	—	(409)	(409)
Stock-based compensation	—	20,957	—	—	—	20,957
Shares issued and forfeited, net, under stock plans	—	(2,395)	—	9,871	—	7,476
Repurchase of 23,802 shares of common stock	—	—	—	(631)	—	(631)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(2,809)	—	(2,809)
Balance as of June 30, 2019	$702	$650,797	$843,530	$(349,426)	$(93,026)	$1,052,577
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,352)	$(20,238)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	11,752	11,831
Amortization	57,762	42,799
Amortization of operating lease right-of-use assets	8,801	7,029
Amortization of deferred debt issuance costs	2,416	1,683
Deferred income taxes	(4,742)	(41,331)
Stock-based compensation expense	14,882	20,957
Other	1,772	1,533
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	29,053	88,596
Accounts payable	6,287	1,294
Accrued employee compensation	8,177	(1,163)
Current income taxes	(9,367)	(5,634)
Deferred revenue	22,236	(17,981)
Other current and noncurrent assets and liabilities	(13,148)	(32,510)
Net cash flows from operating activities	125,529	56,865
Cash flows from investing activities:
Purchases of property and equipment	(10,615)	(9,915)
Purchases of software and distribution rights	(15,057)	(11,300)
Acquisition of businesses, net of cash acquired	—	(758,546)
Net cash flows from investing activities	(25,672)	(779,761)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,894	1,753
Proceeds from exercises of stock options	1,122	5,816
Repurchase of stock-based compensation awards for tax withholdings	(11,124)	(2,809)
Repurchases of common stock	(28,881)	(631)
Proceeds from revolving credit facility	30,000	250,000
Repayment of revolving credit facility	(69,000)	(15,000)
Proceeds from term portion of credit agreement	—	500,000
Repayment of term portion of credit agreement	(19,475)	(9,424)
Payments for debt issuance costs	—	(12,830)
Payments on or proceeds from other debt, net	(4,686)	(2,220)
Net cash flows from financing activities	(100,150)	714,655
Effect of exchange rate fluctuations on cash	8,118	(865)
Net increase (decrease) in cash and cash equivalents	7,825	(9,106)
Cash and cash equivalents, beginning of period	121,398	148,502
Cash and cash equivalents, end of period	$129,223	$139,396
Supplemental cash flow information
Income taxes paid	$12,121	$15,476
Interest paid	$29,026	$23,937
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2019, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 27, 2020. Results for the three and six months ended June 30, 2020, are not necessarily indicative of results that may be attained in the future.

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

Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic and available information continues to be evolving. The Company has experienced changes in volumes for certain Merchant and Biller customers and has received limited requests for extended payment terms under existing contracts. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business as our customers curtail and reduce capital and overall spending. Policymakers around the globe have responded with fiscal policy actions to support the economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities	$13,976	$15,049
Vendor financed licenses	17,873	9,667
Royalties payable	5,097	6,107
Accrued interest	8,868	9,212
Other	33,181	36,936
Total other current liabilities	$78,995	$76,971

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2020, and December 31, 2019, was $165.9 million and $274.0 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $416.7 million and $432.0 million as of June 30, 2020, and December 31, 2019, respectively.

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

Changes in the carrying amount of goodwill attributable to each reporting unit during the six months ended June 30, 2020, were as follows (in thousands):

	ACI On Demand	ACI On Premise	Total
Gross Balance, prior to December 31, 2019	$554,617	$773,340	$1,327,957
Total impairment prior to December 31, 2019	—	(47,432)	(47,432)
Balance, December 31, 2019	554,617	725,908	1,280,525
Goodwill from acquisitions (1)	(299)	—	(299)
Balance, June 30, 2020	$554,318	$725,908	$1,280,226

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

Equity Method Investment
On July 23, 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.1 million and $18.5 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Billed receivables	$183,408	$213,654
Allowance for doubtful accounts	(3,661)	(5,149)
Billed receivables, net	179,747	208,505
Accrued receivables	374,845	399,302
Significant financing component	(29,969)	(35,569)
Total accrued receivables, net	344,876	363,733
Less: current accrued receivables	155,320	161,714
Less: current significant financing component	(10,408)	(11,022)
Total long-term accrued receivables, net	199,964	213,041
Total receivables, net	$524,623	$572,238

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of June 30, 2020, or December 31, 2019.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2019	$118,939
Deferral of revenue	80,744
Recognition of deferred revenue	(60,410)
Foreign currency translation	(1,852)
Balance, June 30, 2020	$137,421

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

Revenue allocated to remaining performance obligations was $672.2 million as of June 30, 2020, of which the Company expects to recognize approximately 44% over the next 12 months and the remainder thereafter.

During the three and six months ended June 30, 2020 and 2019, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Acquisition
Speedpay
On May 9, 2019, the Company acquired Speedpay, a subsidiary of The Western Union Company (“Western Union”), for $754.1 million in cash, including working capital adjustments, pursuant to a Stock Purchase Agreement, among the Company, Western Union, and ACI Worldwide Corp., a wholly owned subsidiary of the Company. The Company has included the financial results of Speedpay in the condensed consolidated financial statements from the date of acquisition. The combination of the Company and Speedpay bill pay solutions serves more than 4,000 customers across the U.S., bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay increased the scale of the Company’s On Demand platform business and allows the acceleration of platform innovation through increased research and development and investment in ACI's On Demand platform infrastructure.

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

Speedpay contributed approximately $80.2 million in total revenue and $15.0 million in total operating income for the three months ended June 30, 2020. Speedpay contributed approximately $168.9 million in total revenue and $27.3 million in total operating income for the six months ended June 30, 2020. Speedpay contributed approximately $49.3 million in total revenue and $7.6 million in total operating income for the three and six months ended June 30, 2019.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of June 30, 2020 (in thousands, except weighted average useful lives):

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

During the six months ended June 30, 2020, the Company made adjustments to the preliminary purchase price allocation as additional information became available for accounts payable. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position. The Company's review of the purchase price allocation has been completed.

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

Certain pro forma adjustments have been made to net income (loss) for the three and six months ended June 30, 2019, to give effect to estimated adjustments that remove the amortization expense on eliminated Speedpay historical identifiable intangible assets, add amortization expense for the value of acquired identified intangible assets (primarily acquired software, customer relationships, and trademarks), and add estimated interest expense on the Company’s additional Delayed Draw Term Loan and Revolving Credit Facility borrowings. Additionally, certain transaction expenses that are a direct result of the acquisition have been excluded. The three and six months ended June 30, 2020, are not presented as Speedpay is included in the Company's consolidated results for the entire periods.

The following is the unaudited summarized pro forma financial information (in thousands, except per share data):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Pro forma revenue	$334,077	$628,136
Pro forma net income (loss)	$15,249	$(5,996)
Pro forma income (loss) per share:
Basic	$0.13	$(0.05)
Diluted	$0.13	$(0.05)

Walletron
On May 9, 2019, the Company also completed the acquisition of Walletron, which delivers patented mobile wallet technology. The Company has included the financial results of Walletron in the condensed consolidated financial statements from the date of acquisition, which were not material.
4. Debt
As of June 30, 2020, the Company had $200.0 million, $736.6 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loan, and Senior Notes, respectively, with up to $300.0 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of June 30, 2020, was 2.43%.

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

Maturities on debt outstanding as of June 30, 2020, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2020	$19,475
2021	38,950
2022	50,431
2023	69,906
2024	757,823
Thereafter	400,000
Total	$1,336,585

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of June 30, 2020, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Term loans	$736,585	$756,060
Revolving credit facility	200,000	239,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(19,490)	(21,905)
Total debt	1,317,095	1,373,155
Less: current portion of term loans	38,950	38,950
Less: current portion of debt issuance costs	(4,744)	(4,802)
Total long-term debt	$1,282,889	$1,339,007

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at LIBOR plus 0.875% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of June 30, 2020, there was no amount outstanding on the overdraft facility. As of December 31, 2019, there was $1.5 million outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of June 30, 2020, $13.8 million was outstanding, of which $9.4 million and $4.4 million is included in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet. As of December 31, 2019, $13.8 million was outstanding, of which $6.0 million and $7.8 million was included in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet.
5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the six months ended June 30, 2020 and 2019, totaled 72,228 and 60,362, respectively.

2020 Equity and Incentive Compensation Plan
On June 9, 2020, upon recommendation of the Company’s board of directors (the “board”), stockholders approved the ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan authorizes the board to provide for equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents, and certain other awards, including those denominated or payable in, or otherwise based on, the Company’s common stock ("awards"). The purpose of the 2020 Plan is to provide incentives and rewards for service and/or performance by providing awards to non-employee directors, officers, other employees, and certain consultants and other service providers of the Company and its subsidiaries. Following the approval of the 2020 Plan, the 2016 Equity and Performance Incentive Plan (the “2016 Incentive Plan”) was terminated. Termination of the 2016 Incentive Plan did not affect any equity awards outstanding under the 2016 Incentive Plan.

Subject to adjustment and share counting rules as described in the 2020 Plan, a total of 6,658,754 shares of common stock are available for awards granted under the 2020 Plan. Shares underlying certain awards under the 2020 Plan, the Company’s 2005 Equity and Performance Incentive Plan (the "2005 Incentive Plan"), and the 2016 Incentive Plan (each including as amended or amended and restated) that are cancelled or forfeited, expire, are settled for cash, or are unearned after June 9, 2020, will again be available under the 2020 Plan.

The board generally will be able to amend the 2020 Plan, subject to stockholder approval in certain circumstances, as described in the 2020 Plan.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2019	4,006,816	$18.18
Exercised	(1,110,583)	19.58
Forfeited	(57,744)	19.08
Expired	(6,090)	18.44
Outstanding as of June 30, 2020	2,832,399	$17.61	3.98	$26,562,039
Exercisable as of June 30, 2020	2,685,163	$17.48	4.11	$25,532,991

The total intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019, was $10.5 million and $6.0 million, respectively. There were no stock options granted during the six months ended June 30, 2020 or 2019.

Long-term Incentive Program Performance Share Awards
A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) is as follows:

	Number of Shares at Expected Attainment	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	669,469	$20.12
Vested	(668,240)	20.12
Forfeited	(5,368)	20.12
Change in attainment	4,139	20.12
Nonvested as of June 30, 2020	—	$—

During the six months ended June 30, 2020, a total of 668,240 LTIPs vested. The Company withheld 165,237 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Restricted Share Awards
A summary of nonvested restricted share awards (“RSAs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	92,842	$20.13
Vested	(88,913)	20.12
Forfeited	(3,929)	20.35
Nonvested as of June 30, 2020	—	$—

During the six months ended June 30, 2020, a total of 88,913 RSAs vested. The Company withheld 28,233 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
During the six months ended June 30, 2020 and 2019, pursuant to the 2016 Incentive Plan, the Company granted total shareholder return awards (“TSRs”). TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over a three-year performance period based on the grant date fair value.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	1,062,291	$35.77
Granted	677,195	30.01
Vested	(199,413)	24.37
Forfeited	(79,246)	39.41
Change in payout rate	(14,259)	24.37
Nonvested as of June 30, 2020	1,446,568	$34.56

During the six months ended June 30, 2020, a total of 199,413 TSRs awards granted in fiscal 2017 vested and achieved a payout rate of 93% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 53,033 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the six months ended June 30, 2020 and 2019, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted average assumptions:

	Six Months Ended June 30,
	2020	2019
Expected life (years)	2.8	2.8
Risk-free interest rate	0.5%	2.5%
Expected volatility	31.4%	29.3%
Expected dividend yield	—	—

Restricted Share Units
During the six months ended June 30, 2020 and 2019, pursuant to the 2020 Plan and the 2016 Incentive Plan, respectively, the Company granted restricted share unit awards (“RSUs”). RSUs generally have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. RSUs granted to our board vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. Under each arrangement, RSUs are issued without direct cost to the employee on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock at the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.
A summary of nonvested RSUs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	1,009,404	$29.96
Granted	787,871	25.65
Vested	(399,605)	29.14
Forfeited	(114,303)	29.68
Nonvested as of June 30, 2020	1,283,367	$27.59

During the six months ended June 30, 2020, a total of 399,605 RSUs vested. The Company withheld 109,652 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2020, there were unrecognized compensation costs of $30.1 million related to nonvested RSUs, $27.1 million related to nonvested TSRs, and less than $0.1 million related to nonvested stock options, which the Company expects to recognize over weighted average periods of 2.1 years, 1.9 years, and 0.7 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2020 and 2019, of $7.9 million and $14.4 million, respectively, with corresponding tax benefits of $1.4 million and $2.8 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2020 and 2019, of $14.9 million and $21.0 million, respectively, with the corresponding tax benefits of $2.8 million and $4.0 million, respectively.
6. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for resale	$136,618	$(124,271)	$12,347	$138,823	$(122,061)	$16,762
Software for internal use	415,690	(211,750)	203,940	400,065	(182,310)	217,755
Total software	$552,308	$(336,021)	$216,287	$538,888	$(304,371)	$234,517

Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended June 30, 2020 and 2019, totaled $2.1 million and $3.0 million, respectively. Software for resale amortization expense recorded during the six months ended June 30, 2020 and 2019, totaled $4.0 million and $6.0 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally one to ten years. Software for internal use amortization expense recorded during the three months ended June 30, 2020 and 2019, totaled $18.5 million and $13.3 million, respectively. Software for internal use amortization expense recorded during the six months ended June 30, 2020 and 2019, totaled $35.2 million and $23.7 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$502,748	$(175,681)	$327,067	$507,785	$(160,775)	$347,010
Trademarks and trade names	27,142	(18,512)	8,630	27,312	(17,353)	9,959
Total other intangible assets	$529,890	$(194,193)	$335,697	$535,097	$(178,128)	$356,969

Other intangible assets amortization expense recorded during the three months ended June 30, 2020 and 2019, totaled $9.2 million and $7.6 million, respectively. Other intangible assets amortization expense recorded during the six months ended June 30, 2020 and 2019, totaled $18.5 million and $13.1 million, respectively.

Based on capitalized intangible assets as of June 30, 2020, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2020	$37,072	$18,346
2021	61,612	36,379
2022	43,302	36,234
2023	27,501	35,932
2024	20,551	31,520
Thereafter	26,249	177,286
Total	$216,287	$335,697

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

The Company repurchased 1,000,000 shares for $28.9 million under the program during the six months ended June 30, 2020. Under the program to date, the Company has repurchased 46,357,495 shares for approximately $612.3 million. As of June 30, 2020, the maximum remaining amount authorized for purchase under the stock repurchase program was $112.1 million.
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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding:
Basic weighted average shares outstanding	116,033	116,586	116,019	116,287
Add: Dilutive effect of stock options and RSUs	1,231	2,200	—	—
Diluted weighted average shares outstanding	117,264	118,786	116,019	116,287

The diluted earnings (loss) per share computation excludes 1.8 million and 2.1 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended June 30, 2020 and 2019, respectively, as their effect would be anti-dilutive. The diluted loss per share computation excludes 6.1 million and 7.5 million options to purchase shares, RSUs, and contingently issuable shares during the six months ended June 30, 2020 and 2019, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2020, and December 31, 2019, was 116,366,996 and 115,986,352, respectively.
9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains of $1.9 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. Other, net is primarily comprised of foreign currency transaction losses of $7.9 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

ACI On Premise serves customers who manage their software on site or through a third-party public cloud environment. These on-premise customers use the Company’s software to develop sophisticated solutions, which are often part of a larger system located and managed at the customer specified site. These customers require a level of control and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
ACI On Demand	$180,573	$172,499	$373,523	$282,347
ACI On Premise	119,337	125,119	217,872	221,126
Total revenue	$299,910	$297,618	$591,395	$503,473
Segment Adjusted EBITDA
ACI On Demand	$33,071	$17,340	$56,192	$17,078
ACI On Premise	59,093	57,069	90,002	85,337
Depreciation and amortization	(35,692)	(29,778)	(69,514)	(54,630)
Stock-based compensation expense	(7,932)	(14,372)	(14,882)	(20,957)
Corporate and unallocated expenses	(19,402)	(36,141)	(43,943)	(60,803)
Interest, net	(11,188)	(12,326)	(25,459)	(20,907)
Other, net	2,041	1,402	(7,717)	(510)
Income (loss) before income taxes	$19,991	$(16,806)	$(15,321)	$(55,392)
Depreciation and amortization
ACI On Demand	$10,852	$8,489	$20,184	$16,051
ACI On Premise	3,431	3,019	6,537	6,049
Corporate	21,409	18,270	42,793	32,530
Total depreciation and amortization	$35,692	$29,778	$69,514	$54,630
Stock-based compensation expense
ACI On Demand	$2,273	$2,214	$4,299	$4,165
ACI On Premise	2,279	2,051	4,309	4,007
Corporate	3,380	10,107	6,274	12,785
Total stock-based compensation expense	$7,932	$14,372	$14,882	$20,957

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary geographic market and primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	ACI On Demand	ACI On Premise	Total	ACI On Demand	ACI On Premise	Total
Primary Geographic Markets
Americas - United States	$158,720	$48,661	$207,381	$155,825	$35,696	$191,521
Americas - Other	2,419	1,250	3,669	2,107	12,413	14,520
EMEA	16,524	54,426	70,950	12,492	52,155	64,647
Asia Pacific	2,910	15,000	17,910	2,075	24,855	26,930
Total	$180,573	$119,337	$299,910	$172,499	$125,119	$297,618
Primary Solution Categories
Bill Payments	$137,122	$—	$137,122	$125,339	$—	$125,339
Digital Channels	7,328	7,771	15,099	18,011	9,444	27,455
Merchant Payments	21,413	5,596	27,009	17,942	7,637	25,579
Payments Intelligence	11,852	3,942	15,794	8,874	6,504	15,378
Real-Time Payments	1,004	24,952	25,956	907	21,809	22,716
Retail Payments	1,854	77,076	78,930	1,426	79,725	81,151
Total	$180,573	$119,337	$299,910	$172,499	$125,119	$297,618

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	ACI On Demand	ACI On Premise	Total	ACI On Demand	ACI On Premise	Total
Primary Geographic Markets
Americas - United States	$334,374	$77,800	$412,174	$248,861	$62,118	$310,979
Americas - Other	5,652	19,191	24,843	4,850	23,358	28,208
EMEA	27,442	83,381	110,823	24,560	94,606	119,166
Asia Pacific	6,055	37,500	43,555	4,076	41,044	45,120
Total	$373,523	$217,872	$591,395	$282,347	$221,126	$503,473
Primary Solution Categories
Bill Payments	$290,808	$—	$290,808	$194,306	$—	$194,306
Digital Channels	15,721	15,334	31,055	27,799	18,169	45,968
Merchant Payments	40,427	9,702	50,129	37,281	12,659	49,940
Payments Intelligence	20,865	8,055	28,920	17,855	13,541	31,396
Real-Time Payments	2,001	42,251	44,252	1,525	36,524	38,049
Retail Payments	3,701	142,530	146,231	3,581	140,233	143,814
Total	$373,523	$217,872	$591,395	$282,347	$221,126	$503,473

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	June 30, 2020	December 31, 2019
Long-lived Assets
United States	$1,494,545	$1,526,046
Other	731,324	759,501
Total	$2,225,869	$2,285,547

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2020 and 2019. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three and six months ended June 30, 2020 and 2019.

11. Income Taxes
The effective tax rate for the three and six months ended June 30, 2020, was 30% and 32%, respectively. The Company reported tax expense on pretax income for the three months ended June 30, 2020 and a tax benefit on a pretax loss for the six months ended June 30, 2020. The Company’s foreign entities recognized earnings of $10.7 million and a loss of $3.7 million for the three and six months ended June 30, 2020, respectively. The effective tax rate for the three months ended June 30, 2020, was negatively impacted by state income tax charges on a domestic profit. The effective tax rate for the six months ended June 30, 2020, was positively impacted by equity compensation excess tax benefits and state income tax benefits on a domestic loss.

The effective tax rate for the three and six months ended June 30, 2019, was 134% and 63%, respectively. The Company reported an overall tax benefit on a pretax loss for the three and six months ended June 30, 2019. The earnings of the Company’s foreign entities for the three and six months ended June 30, 2019, were $11.0 million and $4.8 million, respectively. The effective tax rates for the three and six months ended June 30, 2019, was positively impacted by state income tax benefits on a domestic loss. In addition, the Company released a majority of its valuation allowance established against its U.S. foreign tax credit deferred tax asset, resulting in a non-cash benefit to income tax expense of approximately $18.5 million. The Company released the valuation allowance following the acquisition of Speedpay and determined it would more likely than not be able to utilize the foreign tax credits in future years due to additional income provided by Speedpay.

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

As of June 30, 2020, and December 31, 2019, the amount of unrecognized tax benefits for uncertain tax positions was $30.0 million and $29.0 million, respectively, excluding related liabilities for interest and penalties of $1.2 million as of June 30, 2020 and December 31, 2019.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and six months ended June 30, 2020, are not necessarily indicative of results that may be attained in the future.

COVID-19 Pandemic
The COVID-19 pandemic resulted in authorities implementing numerous measures to try to contain the virus. These measures may remain in place for a significant period of time and adversely affect our business, operations and financial condition as well as the business, operations and financial conditions of our customers and business partners. The spread of the virus has also caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

We created a dedicated Crisis Management Team to oversee and execute our business continuity plans and a variety of measures designed to ensure the ongoing availability of our products, solutions and services for our customers, while taking health and safety measures for our employees, including telecommuting, travel restrictions, social distancing policies, and stepped-up facility cleaning practices.

We believe we have sufficient liquidity to continue business operations during this volatile and uncertain period. We have $429 million of available liquidity as of June 30, 2020, consisting of cash on hand and availability under our revolving credit facility. To begin to address the potential long-term financial impacts of the virus, we have delayed non-essential capital spending and operating expenses.

The pandemic presents potential new risks to the Company’s business. We began to see the impacts of COVID-19 on certain customer transaction volumes in late March and continued to see changes in the second quarter of 2020, primarily within our Merchants and Billers customer base of our ACI On Demand segment. The effect of COVID-19 and related events, including those described above, could have an ongoing negative effect on our stock price, business prospects, financial condition, and results of operations. More specifically, for those customers under consumption-based contracts, continued declines in transaction volumes could negatively impact the Company's financial position, results of operations, and cash flows. The Company has also experienced declines in Biller volumes as a result of the change in timing of assessments and due dates for federal, state, and local taxes.

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

Overview
ACI Worldwide powers electronic payments for more than 6,000 organizations around the world. More than 1,000 of the largest financial institutions and intermediaries, as well as thousands of global merchants, rely on ACI to execute $14 trillion each day in payments and securities. In addition, myriad organizations utilize our electronic bill presentment and payment services. Through our comprehensive suite of software solutions delivered on customers' premises, through a third-party public cloud environment or through ACI's private cloud, we provide real-time, immediate payments capabilities and enable the industry's most complete omni-channel payments experience.

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

Adoption of real-time payments. Customer expectations, from both consumers and billers, are driving the payments world to more real-time delivery. In the U.K., payments sent through the traditional ACH multi-day batch service can now be sent through the Faster Payments service giving almost immediate access to the funds, and this is being considered and implemented in several countries including Australia, Brazil, Malaysia, Singapore, Thailand, the United States, and various countries in Europe. In Europe, the ECB TIPS and EBA RT1 schemes are driving real-time payments adoption, while in the U.S. market, Zelle and TCH Real-Time Payments are now driving adoption. Corporate customers expect real-time information on the status of their payments instead of waiting for an end-of-day report. Regulators expect banks to be monitoring key measures like liquidity in real time. ACI’s focus on and experience with the real-time execution of transactions and delivery of information through real-time tools, such as dashboards, will be valuable in addressing this trend.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of June 30, 2020, March 31, 2020, and December 31, 2019 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2020	March 31, 2020	December 31, 2019
ACI On Demand	$3,863	$3,781	$3,855
ACI On Premise	1,976	1,933	1,977
Total	$5,839	$5,714	$5,832

	June 30, 2020	March 31, 2020	December 31, 2019
Committed	$2,140	$2,095	$2,168
Renewal	3,699	3,619	3,664
Total	$5,839	$5,714	$5,832

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended June 30, 2020, Compared to the Three Month Period Ended June 30, 2019

	Three Months Ended June 30,
	2020				2019
	Amount	% of Total Revenue	$ Change vs 2019	% Change vs 2019	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$180,573	60%	$8,074	5%	$172,499	58%
License	50,136	17%	(2,405)	(5)%	52,541	18%
Maintenance	52,749	18%	827	2%	51,922	17%
Services	16,452	5%	(4,204)	(20)%	20,656	7%
Total revenues	299,910	100%	2,292	1%	297,618	100%
Operating expenses:
Cost of revenue	147,346	49%	(7,894)	(5)%	155,240	52%
Research and development	35,578	12%	(3,657)	(9)%	39,235	13%
Selling and marketing	24,455	8%	(8,507)	(26)%	32,962	11%
General and administrative	29,758	10%	(19,561)	(40)%	49,319	17%
Depreciation and amortization	33,635	11%	6,891	26%	26,744	9%
Total operating expenses	270,772	90%	(32,728)	(11)%	303,500	102%
Operating income (loss)	29,138	10%	35,020	(595)%	(5,882)	(2)%
Other income (expense):
Interest expense	(14,142)	(5)%	1,181	(8)%	(15,323)	(5)%
Interest income	2,954	1%	(43)	(1)%	2,997	1%
Other, net	2,041	1%	639	46%	1,402	—%
Total other income (expense)	(9,147)	(3)%	1,777	(16)%	(10,924)	(4)%
Income (loss) before income taxes	19,991	7%	36,797	(219)%	(16,806)	(6)%
Income tax expense (benefit)	5,916	2%	28,447	(126)%	(22,531)	(8)%
Net income	$14,075	5%	$8,350	146%	$5,725	2%

Revenues
Total revenue for the three months ended June 30, 2020, increased $2.3 million, or 1%, as compared to the same period in 2019.
•Speedpay contributed an incremental $34.7 million in total revenue during the three months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $3.7 million decrease in total revenue during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental revenue from Speedpay and foreign currency, total revenue for the three months ended June 30, 2020, decreased $28.7 million, or 10%, compared to the same period in 2019.

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

SaaS and PaaS revenue increased $8.1 million, or 5%, during the three months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $34.7 million in SaaS and PaaS revenue during the three months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in SaaS and PaaS revenue during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay revenue and foreign currency, SaaS and PaaS revenue for the three months ended June 30, 2020, decreased $26.3 million, or 15%, compared to the same period in 2019.
•The decrease was primarily due to changes in the timing of assessments and due dates by Billers that use the Company's technology to enable customer payments of federal, state and local taxes and declines in Digital Channels associated with customer attrition.

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

License revenue decreased $2.4 million, or 5%, during the three months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.7 million decrease in license revenue during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, license revenue for the three months ended June 30, 2020, decreased $0.7 million, or 1%, compared to the same period in 2019.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $0.8 million, or 2%, during the three months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.2 million decrease in maintenance revenue during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended June 30, 2020, increased $2.0 million, or 4%, compared to the same period in 2019.

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

Services revenue decreased $4.2 million, or 20%, during the three months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in services revenue during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, services revenue for the three months ended June 30, 2020, decreased $3.8 million, or 18%, compared to the same period in 2019.
•The decrease was primarily driven by the timing and magnitude of project-related work during the three months ended June 30, 2020, as compared to the same period in 2019.

Operating Expenses
Total operating expenses for the three months ended June 30, 2020, decreased $32.7 million, or 11%, as compared to the same period in 2019.
•Speedpay contributed an incremental $29.1 million to total operating expenses during the three months ended June 30, 2020, as compared to the same period in 2019.
•Total operating expenses for three months ended June 30, 2020, included $5.0 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period. Total operating expenses for the three months ended June 30, 2019, included $16.6 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $3.7 million decrease in total operating expenses during the three months ended June 30, 2020, compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay operating expenses, significant transaction-related expenses, and foreign currency, total operating expenses during the three months ended June 30, 2020, decreased $46.6 million, or 16%, compared to the same period in 2019.

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

Cost of revenue decreased $7.9 million, or 5%, during the three months ended June 30, 2020, compared to the same period in 2019.
•Speedpay contributed an incremental $22.9 million to cost of revenue during the three months ended June 30, 2020, as compared to the same period in 2019.
•Cost of revenue for the three months ended June 30, 2020 included $2.3 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.4 million decrease in cost of revenue during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense, significant transaction-related expenses, and foreign currency, cost of revenue decreased $31.6 million, or 21%, for the three months ended June 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower payment card interchange and processing fees, personnel and related expenses, and amortization of acquired software of $21.7 million, $9.0 million, and $0.9 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $3.7 million, or 9%, during the three months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $1.3 million to R&D expense during the three months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.0 million decrease in R&D expense during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense and foreign currency, R&D expense decreased $4.1 million, or 11%, for the three months ended June 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower personnel and related expenses and professional fees of $3.2 million and $0.9 million, respectively.

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

Selling and marketing expense decreased $8.5 million, or 26%, during the three months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $1.1 million to selling and marketing expense during the three months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in selling and marketing expense during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense and foreign currency, selling and marketing expense decreased $8.8 million, or 27%, for the three months ended June 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower personnel and related expenses, commissions, and professional fees of $5.5 million, $1.9 million, and $1.4 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $19.6 million, or 40%, during the three months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $0.3 million to general and administrative expense during the three months ended June 30, 2020, as compared to the same period in 2019.
•General and administrative expenses for the three months ended June 30, 2020, included $2.5 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period. General and administrative expense for the three months ended June 30, 2019, included $16.4 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in general and administrative expense during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense, significant transaction-related expenses, and foreign currency, general and administrative expense decreased $5.6 million, or 17%, for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to a decrease in personnel and related expenses.

Depreciation and Amortization
Depreciation and amortization increased $6.9 million, or 26%, during the three months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $3.6 million, of depreciation and amortization expense during the three months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in depreciation and amortization during the three months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense and foreign currency, depreciation and amortization increased $3.6 million, or 13%, for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to additional amortization of internal-use software in our On Demand business.

Other Income and Expense
Interest expense for the three months ended June 30, 2020, decreased $1.2 million, or 8%, as compared to the same period in 2019, primarily due to lower comparative interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended June 30, 2020 remained flat as compared to the same period in 2019.

Other, net primarily consists of foreign currency gains. Foreign currency gains for the three months ended June 30, 2020 and 2019 was $1.9 million and $1.4 million, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Six Month Period Ended June 30, 2020, Compared to the Six Month Period Ended June 30, 2019

	Six Months Ended June 30,
	2020				2019
	Amount	% of Total Revenue	$ Change vs 2019	% Change vs 2019	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$373,523	63%	$92,467	33%	$281,056	56%
License	78,265	13%	4,646	6%	73,619	15%
Maintenance	106,029	18%	(1,004)	(1)%	107,033	21%
Services	33,578	6%	(8,187)	(20)%	41,765	8%
Total revenues	591,395	100%	87,922	17%	503,473	100%
Operating expenses:
Cost of revenue	313,183	53%	43,002	16%	270,181	54%
Research and development	74,602	13%	(827)	(1)%	75,429	15%
Selling and marketing	54,538	9%	(7,854)	(13)%	62,392	12%
General and administrative	65,684	11%	(15,152)	(19)%	80,836	16%
Depreciation and amortization	65,533	11%	16,923	35%	48,610	10%
Total operating expenses	573,540	97%	36,092	7%	537,448	107%
Operating income (loss)	17,855	3%	51,830	(153)%	(33,975)	(7)%
Other income (expense):
Interest expense	(31,313)	(5)%	(4,376)	16%	(26,937)	(5)%
Interest income	5,854	1%	(176)	(3)%	6,030	1%
Other, net	(7,717)	-1%	(7,207)	1,413%	(510)	—%
Total other income (expense)	(33,176)	(5)%	(11,759)	55%	(21,417)	(4)%
Loss before income taxes	(15,321)	(2)%	40,071	(72)%	(55,392)	(11)%
Income tax benefit	(4,969)	(1)%	30,185	(86)%	(35,154)	(7)%
Net loss	$(10,352)	(1)%	$9,886	(49)%	$(20,238)	(4)%

Revenues
Total revenue for the six months ended June 30, 2020, increased $87.9 million, or 17%, as compared to the same period in 2019.
•Speedpay contributed an incremental $123.3 million in total revenue during the six months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $5.2 million decrease in total revenue during the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay revenue and foreign currency, total revenue for the six months ended June 30, 2020, decreased $30.2 million, or 6%, compared to the same period in 2019.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $92.5 million, or 33%, during the six months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $123.3 million in SaaS and PaaS revenue during the six months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in $0.7 million decrease in SaaS and PaaS revenue during the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental revenue from Speedpay and foreign currency, SaaS and PaaS revenue for the six months ended June 30, 2020, decreased $30.2 million, or 11%, compared to the same period in 2019.
•The decrease was primarily due to changes in the timing of assessments and due dates by Billers that use the Company's technology to enable customer payments of federal, state, and local taxes and declines in Digital Channels associated with customer attrition.

License Revenue
License revenue increased $4.6 million, or 6%, during the six months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.8 million decrease in license revenue during the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, license revenue for the six months ended June 30, 2020, increased $6.4 million, or 9%, compared to the same period in 2019.
•The increase in license revenue was primarily driven by the timing and relative size of license and capacity events during the six months ended June 30, 2020, as compared to the same period in 2019.

Maintenance Revenue
Maintenance revenue decreased $1.0 million, or 1%, during the six months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.0 million decrease in maintenance revenue during the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, maintenance revenue for the six months ended June 30, 2020, increased $1.0 million, or 1%, compared to the same period in 2019.

Services Revenue
Services revenue decreased $8.2 million, or 20%, during the six months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in services revenue during the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, services revenue for the six months ended June 30, 2020, decreased $7.4 million, or 18%, compared to the same period in 2019.
•The decrease in services revenue was primarily driven by the timing and magnitude of project-related work during the six months ended June 30, 2020, as compared to the same period in 2019.

Operating Expenses
Total operating expenses for the six months ended June 30, 2020, increased $36.1 million, or 7%, as compared to the same period in 2019.
•Speedpay contributed an incremental $105.5 million to total operating expenses during the six months ended June 30, 2020, as compared to the same period in 2019.
•Total operating expenses for the six months ended June 30, 2020, included $13.5 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period. Total operating expenses for the six months ended June 30, 2019, included $21.3 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $5.8 million decrease in total operating expenses for the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay operating expenses, significant transaction-related expenses, and foreign currency, total operating expenses for the six months ended June 30, 2020, decreased $55.8 million, or 11%, compared to the same period in 2019.

Cost of Revenue
Cost of revenue increased $43.0 million, or 16%, during the six months ended June 30, 2020, compared to the same period in 2019.
•Speedpay contributed an incremental $84.9 million to cost of revenue during the six months ended June 30, 2020, as compared to the same period in 2019.
•Cost of revenue for the six months ended June 30, 2020, included $2.3 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.2 million decrease in cost of revenue during the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense, significant transaction-related expenses, and foreign currency, cost of revenue decreased $41.9 million, or 16%, for the six months ended June 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower payment card interchange and processing fees, personnel and related expenses, and amortization of acquired of software of $26.9 million, $11.5 million, and $2.0 million, respectively.

Research and Development
R&D expense decreased $0.8 million, or 1%, during the six months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $4.1 million to R&D expense during the six months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.7 million decrease in R&D expense during the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense and foreign currency, R&D expense decreased $3.4 million, or 5%, for the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to lower personnel and related expenses.

Selling and Marketing
Selling and marketing expense decreased $7.9 million, or 13%, during the six months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $3.9 million to selling and marketing expense during the six months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.1 million decrease in selling and marketing expense for the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense and foreign currency, selling and marketing expense decreased $10.6 million, or 17%, for the six months ended June 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower personnel and related expenses, commissions, and professional fees of $5.9 million, $2.6 million, and $2.1 million, respectively.

General and Administrative
General and administrative expense decreased $15.2 million, or 19%, during the six months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $0.7 million to general and administrative expense during the six months ended June 30, 2020, as compared to the same period in 2019.
•General and administrative expenses for the six months ended June 30, 2020, included $11.0 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period. General and administrative expense for the six months ended June 30, 2019, included $21.2 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in general and administrative expenses during the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense, significant transaction-related expenses, and foreign currency, general and administrative expense decreased $5.3 million, or 9%, for the six months ended June 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower personnel and related expenses of $6.7 million, partially offset by higher professional fees of $1.4 million.

Depreciation and Amortization
Depreciation and amortization increased $16.9 million, or 35%, during the six months ended June 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $11.9 million of depreciation and amortization expense during the six months ended June 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in depreciation and amortization expense during the six months ended June 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense and foreign currency, depreciation and amortization increased $5.5 million, or 11%, for the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to additional amortization of internal-use software in our On Demand business.

Other Income and Expense
Interest expense for the six months ended June 30, 2020, increased $4.4 million, or 16%, as compared to the same period in 2019, primarily due to higher comparative debt balances, partially offset by lower interest rates.

Interest income for the six months ended June 30, 2020, decreased $0.2 million, or 3%, as compared to the same period in 2019.

Other, net primarily consists of foreign currency gain or loss. Foreign currency loss for the six months ended June 30, 2020 and 2019, was $7.9 million and $0.5 million, respectively. The higher foreign currency loss in 2020 was due to the market volatility in the wake of the COVID-19 pandemic.

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

ACI On Premise serves customers who manage their software on site or through a third-party public cloud environment. These on-premise customers use the Company’s software to develop sophisticated solutions, which are often part of a larger system located and managed at the customer specified site. These customers require a level of control and flexibility that ACI On Premise solutions can offer, and they have the resources and expertise to take a lead role in managing these solutions.

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

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
ACI On Demand	$180,573	$172,499	$373,523	$282,347
ACI On Premise	119,337	125,119	217,872	221,126
Total revenue	$299,910	$297,618	$591,395	$503,473
Segment Adjusted EBITDA
ACI On Demand	$33,071	$17,340	$56,192	$17,078
ACI On Premise	59,093	57,069	90,002	85,337
Depreciation and amortization	(35,692)	(29,778)	(69,514)	(54,630)
Stock-based compensation expense	(7,932)	(14,372)	(14,882)	(20,957)
Corporate and unallocated expenses	(19,402)	(36,141)	(43,943)	(60,803)
Interest, net	(11,188)	(12,326)	(25,459)	(20,907)
Other, net	2,041	1,402	(7,717)	(510)
Income (loss) before income taxes	$19,991	$(16,806)	$(15,321)	$(55,392)
Depreciation and amortization
ACI On Demand	$10,852	$8,489	$20,184	$16,051
ACI On Premise	3,431	3,019	6,537	6,049
Corporate	21,409	18,270	42,793	32,530
Total depreciation and amortization	$35,692	$29,778	$69,514	$54,630
Stock-based compensation expense
ACI On Demand	$2,273	$2,214	$4,299	$4,165
ACI On Premise	2,279	2,051	4,309	4,007
Corporate	3,380	10,107	6,274	12,785
Total stock-based compensation expense	$7,932	$14,372	$14,882	$20,957

ACI On Demand Segment Adjusted EBITDA increased $15.7 million for the three months ended June 30, 2020, compared to the same period in 2019, of which $9.2 million was due to the acquisition of Speedpay. Excluding the impact of the acquisition of Speedpay, ACI On Demand Segment Adjusted EBITDA increased $6.5 million, primarily due to a $33.1 million decrease in cash operating expense, partially offset by a $26.7 million decrease in revenue, primarily within the Company's Biller business due to changes in the timing of assessments and due dates for federal, state, and local taxes.

ACI On Demand Segment Adjusted EBITDA increased $39.1 million for the six months ended June 30, 2020, compared to the same period in 2019, of which $30.0 million was due to the acquisition of Speedpay. Excluding the impact of the acquisition of Speedpay, ACI On Demand Segment Adjusted EBITDA increased $9.1 million, primarily due to a $41.3 million decrease in cash operating expense, partially offset by a $32.2 million decrease in revenue, primarily within the Company's Biller business due to changes in the timing of assessments and due dates for federal, state, and local taxes.

ACI On Premise Segment Adjusted EBITDA increased $2.0 million for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to a $7.7 million decrease in cash operating expense, partially offset by a $5.7 million decrease in revenue.

ACI On Premise Segment Adjusted EBITDA increased $4.7 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to a $7.8 million decrease in cash operating expense, partially offset by a $3.2 million decrease in revenue.
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

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$129,223	$121,398
Availability under revolving credit facility	300,000	261,000
Total liquidity	$429,223	$382,398

The increase in total liquidity is primarily attributable to positive operating cash flows of $125.5 million, partially offset by $28.9 million of payments related to stock repurchases, $25.7 million of payments to purchase property and equipment and software and distribution rights, and $19.5 million of repayments on the Term Loans. We also repaid a net $39.0 million on the Revolving Credit Facility.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of June 30, 2020, the full $140.0 million was available.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 30, 2020, we had $129.2 million of cash and cash equivalents, of which $46.0 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of June 30, 2020, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of June 30, 2020.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used by):
Operating activities	$125,529	$56,865
Investing activities	(25,672)	(779,761)
Financing activities	(100,150)	714,655

Cash Flows from Operating Activities
Net cash flows provided by operating activities during the six months ended June 30, 2020, were $125.5 million as compared to $56.9 million during the same period in 2019. Net cash provided by operating activities primarily consists of net loss adjusted to add back depreciation, amortization, and stock-based compensation. Cash flows provided by operating activities were $68.7 million higher for the six months ended June 30, 2020, compared to the same period in 2019, due to higher cash earnings and improvements in the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
During the first six months of 2020, we used cash of $25.7 million to purchase software, property, and equipment, as compared to $21.2 million during the same period in 2019. During the first six months of 2019, we paid $755.2 million, net of $0.1 million in cash acquired, to acquire Speedpay.

Cash Flows from Financing Activities
Net cash flows used by financing activities for the six months ended June 30, 2020, were $100.2 million as compared to net cash flows provided by financing activities of $714.7 million during the same period in 2019. During the first six months of 2020, we repaid a net $39.0 million on the Revolving Credit Facility and $19.5 million on the Term Loans. In addition, we used $28.9 million to repurchase common stock and $11.1 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $3.0 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first six months of 2019, we received proceeds of $500.0 million from our Delayed Draw Term Loan and $250.0 million from our Revolving Credit Facility to fund our purchase of Speedpay, and we repaid $9.4 million on the Initial Term Loan and $15.0 million on the Revolving Credit Facility. In addition, we received proceeds of $7.6 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and used $2.8 million for the repurchase of stock-based compensation awards for tax withholdings. We also used $0.6 million to repurchase common stock.

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

Debt
As of June 30, 2020, we had $200.0 million and $736.6 million outstanding under our Revolving Credit Facility and Term Loans, respectively, with up to $300.0 million of unused borrowings under the Revolving Credit Facility. The interest rate in effect for the Credit Facility as of June 30, 2020, was 2.43%. As of June 30, 2020, we also had $400.0 million outstanding of the 2026 Notes. See Note 4, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Stock Repurchase Program
We repurchased 1,000,000 shares for $28.9 million under the program during the six months ended June 30, 2020. Under the program to date, we have repurchased 46,357,495 shares for approximately $612.3 million. As of June 30, 2020, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $112.1 million. See Note 7, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.
Contractual Obligations and Commercial Commitments
For the six months ended June 30, 2020, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2019.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits as of June 30, 2020, is $30.0 million.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the six months ended June 30, 2020, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2020. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at June 30, 2020, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.3 billion of debt outstanding as of June 30, 2020, with $936.6 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 2.43% as of June 30, 2020. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $2.3 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2019, other than as disclosed in "COVID-19 Pandemic" in Part 1, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this report, which is incorporated into this item by reference.

The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A of our Form 10-K for the fiscal year ended December 31, 2019, including risks associated with slowing global economic conditions, demand for our products, delays or cancellations of customer projects, failures to obtain renewals of customer contracts, and reluctance of prospective customers to switch to a new vendor.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2020 through April 30, 2020	—		$—	—	$112,088,000
May 1, 2020 through May 31, 2020	—		—	—	112,088,000
June 1, 2020 through June 30, 2020	715,154	(1)	29.05	—	112,088,000
Total	715,154		$29.05	—

(1)Pursuant to our 2005 and 2016 Equity and Performance Incentive Plans, as amended, we granted RSUs and stock options. Under the RSU arrangement, shares are issued without direct cost to the employee. During the three months ended June 30, 2020, 72,114 shares of RSUs vested. We withheld 5,813 of these RSUs to pay the employees’ portion of the applicable minimum payroll withholding. Stock options have a term that may not exceed ten years and vesting is determined by the administrator of the plan. During the three months ended June 30, 2020, 1,049,323 stock options were exercised by means of net settlement. We withheld 709,341 of these stock options to cover the respective exercise price.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of June 30, 2020, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $112.1 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	ACI Worldwide, Inc. Restated Certificate of Incorporation
3.02	(2)	ACI Worldwide, Inc. Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01	(4)*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.02	(5)*	Form of 2015 Supplemental Nonqualified Stock Option Agreement - Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.03	(6)*	Form of 2015 Nonqualified Stock Option Agreement - Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.04	(7)*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan, as amended
10.05	(8)*	ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan
10.06	*	Form of Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.07	*	Form of Performance Share Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(3)Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)Incorporated herein by reference to Exhibit 10.01 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(5)Incorporated herein by reference to Exhibit 10.02 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.

(6)Incorporated herein by reference to Exhibit 10.03 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(7)Incorporated herein by reference to Exhibit 10.04 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(8)Incorporated herein by reference to Appendix A to the registrant's definitive proxy statement on Schedule 14A (Commission File No. 000-25346) filed April 24, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: August 6, 2020	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)