Form 10-Q
period 2020-09-30
ACI WORLDWIDE, INC.
filed 2020-11-05
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of November 2, 2020, there were 116,761,531 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$133,845	$121,398
Receivables, net of allowances of $3,517 and $5,149, respectively	309,496	359,197
Settlement assets	376,382	391,039
Prepaid expenses	25,913	24,542
Other current assets	24,695	24,200
Total current assets	870,331	920,376
Noncurrent assets
Accrued receivables, net	205,885	213,041
Property and equipment, net	67,028	70,380
Operating lease right-of-use assets	47,017	57,382
Software, net	204,239	234,517
Goodwill	1,280,226	1,280,525
Intangible assets, net	328,257	356,969
Deferred income taxes, net	60,397	51,611
Other noncurrent assets	69,054	72,733
TOTAL ASSETS	$3,132,434	$3,257,534
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,932	$37,010
Settlement liabilities	349,510	368,719
Employee compensation	42,638	29,318
Current portion of long-term debt	34,236	34,148
Deferred revenue	59,414	65,784
Other current liabilities	65,452	76,971
Total current liabilities	590,182	611,950
Noncurrent liabilities
Deferred revenue	71,870	53,155
Long-term debt	1,234,319	1,339,007
Deferred income taxes, net	27,270	32,053
Operating lease liabilities	39,952	46,766
Other noncurrent liabilities	45,997	44,635
Total liabilities	2,009,590	2,127,566
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2020, and December 31, 2019	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2020, and December 31, 2019	702	702
Additional paid-in capital	675,941	667,658
Retained earnings	936,344	930,830
Treasury stock, at cost, 23,794,109 and 24,538,703 shares at September 30, 2020, and December 31, 2019, respectively	(393,651)	(377,639)
Accumulated other comprehensive loss	(96,492)	(91,583)
Total stockholders’ equity	1,122,844	1,129,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,132,434	$3,257,534
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Software as a service and platform as a service	$190,369	$192,952	$563,892	$474,008
License	56,773	92,058	135,038	165,677
Maintenance	53,049	52,638	159,078	159,671
Services	15,692	17,253	49,270	59,018
Total revenues	315,883	354,901	907,278	858,374
Operating expenses
Cost of revenue (1)	158,579	174,168	471,762	444,349
Research and development	33,573	36,543	108,175	111,972
Selling and marketing	22,154	30,417	76,692	92,809
General and administrative	37,000	27,286	102,684	108,122
Depreciation and amortization	33,395	31,169	98,928	79,779
Total operating expenses	284,701	299,583	858,241	837,031
Operating income	31,182	55,318	49,037	21,343
Other income (expense)
Interest expense	(12,925)	(18,987)	(44,238)	(45,924)
Interest income	2,927	2,988	8,781	9,018
Other, net	1,356	(2,369)	(6,361)	(2,879)
Total other income (expense)	(8,642)	(18,368)	(41,818)	(39,785)
Income (loss) before income taxes	22,540	36,950	7,219	(18,442)
Income tax expense (benefit)	6,674	5,136	1,705	(30,018)
Net income	$15,866	$31,814	$5,514	$11,576
Income per common share
Basic	$0.14	$0.27	$0.05	$0.10
Diluted	$0.13	$0.27	$0.05	$0.10
Weighted average common shares outstanding
Basic	116,558	116,169	116,217	116,337
Diluted	117,804	118,307	117,644	118,460

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$15,866	$31,814	$5,514	$11,576
Other comprehensive income (loss):
Foreign currency translation adjustments	1,842	(1,610)	(4,909)	(2,019)
Total other comprehensive income (loss)	1,842	(1,610)	(4,909)	(2,019)
Comprehensive income	$17,708	$30,204	$605	$9,557

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2020	$702	$667,554	$920,478	$(399,663)	$(98,334)	$1,090,737
Net income	—	—	15,866	—	—	15,866
Other comprehensive income	—	—	—	—	1,842	1,842
Stock-based compensation	—	8,061	—	—	—	8,061
Shares issued and forfeited, net, under stock plans	—	326	—	6,038	—	6,364
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(26)	—	(26)
Balance as of September 30, 2020	$702	$675,941	$936,344	$(393,651)	$(96,492)	$1,122,844

	Three Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2019	$702	$650,797	$843,530	$(349,426)	$(93,026)	$1,052,577
Net income	—	—	31,814	—	—	31,814
Other comprehensive loss	—	—	—	—	(1,610)	(1,610)
Stock-based compensation	—	9,371	—	—	—	9,371
Shares issued and forfeited, net, under stock plans	—	485	—	1,299	—	1,784
Repurchase of 1,204,300 shares of common stock	—	—	—	(34,986)	—	(34,986)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(13)	—	(13)
Balance as of September 30, 2019	$702	$660,653	$875,344	$(383,126)	$(94,636)	$1,058,937
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Nine Months Ended September 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	$702	$667,658	$930,830	$(377,639)	$(91,583)	$1,129,968
Net income	—	—	5,514	—	—	5,514
Other comprehensive loss	—	—	—	—	(4,909)	(4,909)
Stock-based compensation	—	22,943	—	—	—	22,943
Shares issued and forfeited, net, under stock plans	—	(14,660)	—	24,019	—	9,359
Repurchase of 1,000,000 shares of common stock	—	—	—	(28,881)	—	(28,881)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(11,150)	—	(11,150)
Balance as of September 30, 2020	$702	$675,941	$936,344	$(393,651)	$(96,492)	$1,122,844

	Nine Months Ended September 30, 2019
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	$702	$632,235	$863,768	$(355,857)	$(92,617)	$1,048,231
Net income	—	—	11,576	—	—	11,576
Other comprehensive loss	—	—	—	—	(2,019)	(2,019)
Stock-based compensation	—	30,328	—	—	—	30,328
Shares issued and forfeited, net, under stock plans	—	(1,910)	—	11,170	—	9,260
Repurchase of 1,228,102 shares of common stock	—	—	—	(35,617)	—	(35,617)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(2,822)	—	(2,822)
Balance as of September 30, 2019	$702	$660,653	$875,344	$(383,126)	$(94,636)	$1,058,937
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$5,514	$11,576
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	18,012	17,916
Amortization	86,992	70,627
Amortization of operating lease right-of-use assets	14,145	10,877
Amortization of deferred debt issuance costs	3,613	2,909
Deferred income taxes	(10,540)	(39,323)
Stock-based compensation expense	22,943	30,328
Other	4,339	2,431
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	41,261	34,690
Accounts payable	1,680	(8,414)
Accrued employee compensation	13,585	1,740
Current income taxes	(2,595)	(8,536)
Deferred revenue	14,361	(17,735)
Other current and noncurrent assets and liabilities	(21,252)	(20,148)
Net cash flows from operating activities	192,058	88,938
Cash flows from investing activities:
Purchases of property and equipment	(14,091)	(18,739)
Purchases of software and distribution rights	(21,556)	(18,565)
Acquisition of businesses, net of cash acquired	—	(757,268)
Other	—	(18,474)
Net cash flows from investing activities	(35,647)	(813,046)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,853	2,662
Proceeds from exercises of stock options	6,518	6,677
Repurchase of stock-based compensation awards for tax withholdings	(11,150)	(2,822)
Repurchases of common stock	(28,881)	(35,617)
Proceeds from revolving credit facility	30,000	280,000
Repayment of revolving credit facility	(109,000)	(15,000)
Proceeds from term portion of credit agreement	—	500,000
Repayment of term portion of credit agreement	(29,212)	(19,162)
Payments for debt issuance costs	—	(12,830)
Payments on or proceeds from other debt, net	(10,044)	(8,209)
Net cash flows from financing activities	(148,916)	695,699
Effect of exchange rate fluctuations on cash	4,952	1,488
Net increase (decrease) in cash and cash equivalents	12,447	(26,921)
Cash and cash equivalents, beginning of period	121,398	148,502
Cash and cash equivalents, end of period	$133,845	$121,581
Supplemental cash flow information
Income taxes paid	$19,733	$21,205
Interest paid	$46,489	$47,741
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2019, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 27, 2020. Results for the three and nine months ended September 30, 2020, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	September 30, 2020	December 31, 2019
Operating lease liabilities	$13,569	$15,049
Vendor financed licenses	13,270	9,667
Royalties payable	4,775	6,107
Accrued interest	3,065	9,212
Other	30,773	36,936
Total other current liabilities	$65,452	$76,971

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2020, and December 31, 2019, was $164.5 million and $274.0 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $423.0 million and $432.0 million as of September 30, 2020, and December 31, 2019, respectively.

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

Changes in the carrying amount of goodwill attributable to each reporting unit during the nine months ended September 30, 2020, were as follows (in thousands):

	ACI On Demand	ACI On Premise	Total
Gross Balance, prior to December 31, 2019	$554,617	$773,340	$1,327,957
Total impairment prior to December 31, 2019	—	(47,432)	(47,432)
Balance, December 31, 2019	554,617	725,908	1,280,525
Goodwill from acquisitions (1)	(299)	—	(299)
Balance, September 30, 2020	$554,318	$725,908	$1,280,226

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

Equity Method Investment
On July 23, 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.8 million and $18.5 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of September 30, 2020, and December 31, 2019, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Billed receivables	$168,973	$213,654
Allowance for doubtful accounts	(3,517)	(5,149)
Billed receivables, net	165,456	208,505
Accrued receivables	380,300	399,302
Significant financing component	(30,375)	(35,569)
Total accrued receivables, net	349,925	363,733
Less: current accrued receivables	154,665	161,714
Less: current significant financing component	(10,625)	(11,022)
Total long-term accrued receivables, net	205,885	213,041
Total receivables, net	$515,381	$572,238

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of September 30, 2020, or December 31, 2019.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2019	$118,939
Deferral of revenue	108,976
Recognition of deferred revenue	(96,379)
Foreign currency translation	(252)
Balance, September 30, 2020	$131,284

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

Revenue allocated to remaining performance obligations was $731.7 million as of September 30, 2020, of which the Company expects to recognize approximately 39% over the next 12 months and the remainder thereafter.

During the three and nine months ended September 30, 2020 and 2019, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
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

Speedpay contributed approximately $80.3 million and $249.2 million in total revenue for the three and nine months ended September 30, 2020, respectively. Due to integration activities, the Company is no longer able to separately identify the contribution to operating income generated from the acquisition of Speedpay for the three and nine months ended September 30, 2020.

Speedpay contributed approximately $87.7 million and $137.1 million in total revenue for the three and nine months ended September 30, 2019, respectively. Speedpay contributed approximately $7.5 million and $15.2 million in total operating income for the three and nine months ended September 30, 2019, respectively.

In connection with the acquisition, the Company recorded the following amounts based upon its purchase price allocation as of September 30, 2020 (in thousands, except weighted average useful lives):

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

During the nine months ended September 30, 2020, the Company made adjustments to the preliminary purchase price allocation as additional information became available for accounts payable. These adjustments and any resulting adjustments to the statements of operations were not material to the Company’s previously reported operating results or financial position. The Company's review of the purchase price allocation has been completed.

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

Certain pro forma adjustments have been made to net income for the three and nine months ended September 30, 2019, to give effect to estimated adjustments that remove the amortization expense on eliminated Speedpay historical identifiable intangible assets, add amortization expense for the value of acquired identified intangible assets (primarily acquired software, customer relationships, and trademarks), and add estimated interest expense on the Company’s additional Delayed Draw Term Loan and Revolving Credit Facility borrowings. Additionally, certain transaction expenses that are a direct result of the acquisition have been excluded. The three and nine months ended September 30, 2020, are not presented, as Speedpay is included in the Company's consolidated results for the entire periods.

The following is the unaudited summarized pro forma financial information (in thousands, except per share data):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Pro forma revenue	$354,901	$983,037
Pro forma net income	$32,513	$26,517
Pro forma income per share:
Basic	$0.28	$0.23
Diluted	$0.27	$0.22

Walletron
On May 9, 2019, the Company also completed the acquisition of Walletron, which delivers patented mobile wallet technology. The Company has included the financial results of Walletron in the condensed consolidated financial statements from the date of acquisition, which were not material.
4. Debt
As of September 30, 2020, the Company had $160.0 million, $726.8 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loan, and Senior Notes, respectively, with up to $338.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of September 30, 2020, was 2.40%.

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

Letter of Credit
On August 12, 2020, the Company entered into a standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $1.5 million. The Letter of Credit expires on July 31, 2021, with automatic renewals for twelve month periods thereafter. The Letter of Credit reduces the maximum available borrowings under the Revolving Credit Facility to $498.5 million. Upon expiration of the Letter of Credit, maximum borrowings will return to $500.0 million.

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

Maturities on debt outstanding as of September 30, 2020, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2020	$9,738
2021	38,950
2022	50,431
2023	69,906
2024	717,823
Thereafter	400,000
Total	$1,286,848

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of September 30, 2020, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Term loans	$726,848	$756,060
Revolving credit facility	160,000	239,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(18,293)	(21,905)
Total debt	1,268,555	1,373,155
Less: current portion of term loans	38,950	38,950
Less: current portion of debt issuance costs	(4,714)	(4,802)
Total long-term debt	$1,234,319	$1,339,007

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at LIBOR plus 0.875% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of September 30, 2020, there was no amount outstanding on the overdraft facility. As of December 31, 2019, there was $1.5 million outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of September 30, 2020, $10.0 million was outstanding, of which $7.8 million and $2.2 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet. As of December 31, 2019, $13.8 million was outstanding, of which $6.0 million and $7.8 million was included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the nine months ended September 30, 2020 and 2019, totaled 114,709 and 92,765, respectively.

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

The board generally will be able to amend the 2020 Plan, subject to stockholder approval in certain circumstances, as described in the 2020 Plan.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2019	4,006,816	$18.18
Exercised	(1,428,829)	19.00
Forfeited	(57,744)	19.08
Expired	(6,090)	18.44
Outstanding as of September 30, 2020	2,514,153	$17.70	4.17	$21,206,451
Exercisable as of September 30, 2020	2,366,917	$17.55	4.34	$20,304,026

The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019, was $14.3 million and $6.9 million, respectively. There were no stock options granted during the nine months ended September 30, 2020 or 2019.

Long-term Incentive Program Performance Share Awards
A summary of nonvested long-term incentive program performance share awards (“LTIP performance shares”) is as follows:

	Number of Shares at Expected Attainment	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	669,469	$20.12
Vested	(668,240)	20.12
Forfeited	(5,368)	20.12
Change in attainment	4,139	20.12
Nonvested as of September 30, 2020	—	$—

During the nine months ended September 30, 2020, a total of 668,240 LTIPs vested. The Company withheld 165,237 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Restricted Share Awards
A summary of nonvested restricted share awards (“RSAs”) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	92,842	$20.13
Vested	(88,913)	20.12
Forfeited	(3,929)	20.35
Nonvested as of September 30, 2020	—	$—

During the nine months ended September 30, 2020, a total of 88,913 RSAs vested. The Company withheld 28,233 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
During the nine months ended September 30, 2020 and 2019, pursuant to the 2016 Incentive Plan, the Company granted total shareholder return awards (“TSRs”). TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over a three-year performance period based on the grant date fair value.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	1,062,291	$35.77
Granted	677,195	30.01
Vested	(199,413)	24.37
Forfeited	(84,012)	39.01
Change in payout rate	(14,259)	24.37
Nonvested as of September 30, 2020	1,441,802	$34.56

During the nine months ended September 30, 2020, a total of 199,413 TSRs awards granted in fiscal 2017 vested and achieved a payout rate of 93% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 53,033 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the nine months ended September 30, 2020 and 2019, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted average assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected life (years)	2.8	2.8
Risk-free interest rate	0.5%	2.5%
Expected volatility	31.4%	29.3%
Expected dividend yield	—	—

Restricted Share Units
During the nine months ended September 30, 2020 and 2019, pursuant to the 2020 Plan and the 2016 Incentive Plan, respectively, the Company granted restricted share unit awards (“RSUs”). RSUs generally have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. RSUs granted to our board vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. Under each arrangement, RSUs are issued without direct cost to the employee on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock at the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.
A summary of nonvested RSUs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	1,009,404	$29.96
Granted	807,807	25.64
Vested	(403,865)	29.15
Forfeited	(121,284)	29.50
Nonvested as of September 30, 2020	1,292,062	$27.55

During the nine months ended September 30, 2020, a total of 403,865 RSUs vested. The Company withheld 110,689 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2020, there were unrecognized compensation costs of $26.1 million related to nonvested RSUs, $23.5 million related to nonvested TSRs, and less than $0.1 million related to nonvested stock options, which the Company expects to recognize over weighted average periods of 1.9 years, 1.7 years, and 0.4 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2020 and 2019, of $8.1 million and $9.3 million, respectively, with corresponding tax benefits of $1.4 million and $1.5 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2020 and 2019, of $22.9 million and $30.3 million, respectively, with the corresponding tax benefits of $4.2 million and $5.5 million, respectively.
6. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for resale	$138,017	$(127,535)	$10,482	$138,823	$(122,061)	$16,762
Software for internal use	424,054	(230,297)	193,757	400,065	(182,310)	217,755
Total software	$562,071	$(357,832)	$204,239	$538,888	$(304,371)	$234,517

Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended September 30, 2020 and 2019, totaled $2.1 million and $2.8 million, respectively. Software for resale amortization expense recorded during the nine months ended September 30, 2020 and 2019, totaled $6.1 million and $8.8 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally one to ten years. Software for internal use amortization expense recorded during the three months ended September 30, 2020 and 2019, totaled $17.9 million and $15.7 million, respectively. Software for internal use amortization expense recorded during the nine months ended September 30, 2020 and 2019, totaled $53.1 million and $39.4 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$506,270	$(185,981)	$320,289	$507,785	$(160,775)	$347,010
Trademarks and trade names	27,385	(19,417)	7,968	27,312	(17,353)	9,959
Total other intangible assets	$533,655	$(205,398)	$328,257	$535,097	$(178,128)	$356,969

Other intangible assets amortization expense recorded during the three months ended September 30, 2020 and 2019, totaled $9.3 million and $9.4 million, respectively. Other intangible assets amortization expense recorded during the nine months ended September 30, 2020 and 2019, totaled $27.8 million and $22.5 million, respectively.

Based on capitalized intangible assets as of September 30, 2020, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2020	$18,476	$9,199
2021	64,445	36,632
2022	45,825	36,483
2023	29,267	36,168
2024	20,160	31,713
Thereafter	26,066	178,062
Total	$204,239	$328,257

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

The Company repurchased 1,000,000 shares for $28.9 million under the program during the nine months ended September 30, 2020. Under the program to date, the Company has repurchased 46,357,495 shares for approximately $612.3 million. As of September 30, 2020, the maximum remaining amount authorized for purchase under the stock repurchase program was $112.1 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding:
Basic weighted average shares outstanding	116,558	116,169	116,217	116,337
Add: Dilutive effect of stock options and RSUs	1,246	2,138	1,427	2,123
Diluted weighted average shares outstanding	117,804	118,307	117,644	118,460

The diluted earnings per share computation excludes 1.5 million and 2.1 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended September 30, 2020 and 2019, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 1.7 million and 2.1 million options to purchase shares, RSUs, and contingently issuable shares during the nine months ended September 30, 2020 and 2019, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2020, and December 31, 2019, was 116,730,946 and 115,986,352, respectively.
9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.4 million of income and $2.4 million of expense for the three months ended September 30, 2020 and 2019, respectively. Other, net was $6.4 million and $2.9 million of expense for the nine months ended September 30, 2020 and 2019, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
ACI On Demand	$190,369	$192,952	$563,892	$475,299
ACI On Premise	125,514	161,949	343,386	383,075
Total revenue	$315,883	$354,901	$907,278	$858,374
Segment Adjusted EBITDA
ACI On Demand	$33,204	$18,561	$89,396	$35,639
ACI On Premise	69,553	99,553	159,555	184,890
Depreciation and amortization	(35,490)	(33,913)	(105,004)	(88,543)
Stock-based compensation expense	(8,061)	(9,371)	(22,943)	(30,328)
Corporate and unallocated expenses	(28,024)	(19,512)	(71,967)	(80,315)
Interest, net	(9,998)	(15,999)	(35,457)	(36,906)
Other, net	1,356	(2,369)	(6,361)	(2,879)
Income (loss) before income taxes	$22,540	$36,950	$7,219	$(18,442)
Depreciation and amortization
ACI On Demand	$10,227	$9,059	$30,411	$25,110
ACI On Premise	3,312	2,963	9,849	9,012
Corporate	21,951	21,891	64,744	54,421
Total depreciation and amortization	$35,490	$33,913	$105,004	$88,543
Stock-based compensation expense
ACI On Demand	$2,255	$2,389	$6,554	$6,554
ACI On Premise	2,259	2,227	6,568	6,234
Corporate	3,547	4,755	9,821	17,540
Total stock-based compensation expense	$8,061	$9,371	$22,943	$30,328

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary geographic market and primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	ACI On Demand	ACI On Premise	Total	ACI On Demand	ACI On Premise	Total
Primary Geographic Markets
Americas - United States	$170,817	$28,392	$199,209	$176,172	$53,986	$230,158
Americas - Other	2,750	12,264	15,014	2,268	22,879	25,147
EMEA	14,564	64,748	79,312	12,191	72,662	84,853
Asia Pacific	2,238	20,110	22,348	2,321	12,422	14,743
Total	$190,369	$125,514	$315,883	$192,952	$161,949	$354,901
Primary Solution Categories
Bill Payments	$149,385	$—	$149,385	$154,285	$—	$154,285
Digital Channels	8,583	5,890	14,473	8,480	6,791	15,271
Merchant Payments	20,720	8,201	28,921	18,534	4,739	23,273
Payments Intelligence	9,037	8,849	17,886	8,759	13,623	22,382
Real-Time Payments	806	12,357	13,163	1,032	19,191	20,223
Retail Payments	1,838	90,217	92,055	1,862	117,605	119,467
Total	$190,369	$125,514	$315,883	$192,952	$161,949	$354,901

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	ACI On Demand	ACI On Premise	Total	ACI On Demand	ACI On Premise	Total
Primary Geographic Markets
Americas - United States	$505,191	$106,192	$611,383	$425,033	$116,104	$541,137
Americas - Other	8,402	31,455	39,857	7,118	46,237	53,355
EMEA	42,006	148,129	190,135	36,751	167,268	204,019
Asia Pacific	8,293	57,610	65,903	6,397	53,466	59,863
Total	$563,892	$343,386	$907,278	$475,299	$383,075	$858,374
Primary Solution Categories
Bill Payments	$440,193	$—	$440,193	$348,592	$—	$348,592
Digital Channels	24,304	21,224	45,528	36,280	24,960	61,240
Merchant Payments	61,147	17,903	79,050	55,815	17,398	73,213
Payments Intelligence	29,902	16,904	46,806	26,614	27,164	53,778
Real-Time Payments	2,807	54,608	57,415	2,557	55,714	58,271
Retail Payments	5,539	232,747	238,286	5,441	257,839	263,280
Total	$563,892	$343,386	$907,278	$475,299	$383,075	$858,374

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	September 30, 2020	December 31, 2019
Long-lived Assets
United States	$1,469,111	$1,526,046
Other	732,595	759,501
Total	$2,201,706	$2,285,547

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2020 and 2019. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three and nine months ended September 30, 2020 and 2019.

11. Income Taxes
For the three and nine months ended September 30, 2020, the Company's effective tax rate was 30% and 24%, respectively, with the Company reporting tax expense on pretax income. The Company’s foreign entities recognized earnings of $23.4 million and $19.7 million for the three and nine months ended September 30, 2020, respectively. The effective tax rate for the three and nine months ended September 30, 2020, was negatively impacted by a change in tax rates in certain countries.

For the three and nine months ended September 30, 2019, the Company's effective tax rate was 14% and 163%, respectively. The Company reported a tax charge on pretax income for the three months ended September 30, 2019, and a tax benefit on pretax loss for the nine months ended September 30, 2019. The Company’s foreign entities recognized earnings of $16.6 million and $21.5 million for the three and nine months ended September 30, 2019, respectively. The effective tax rate for the three months ended September 30, 2019, was positively impacted by the release of an uncertain tax position due to the statute of limitations expiration. The effective tax rate for the nine months ended September 30, 2019, was positively impacted by state income tax benefits on a domestic loss. In addition, the Company released a majority of its valuation allowance established against its U.S. foreign tax credit deferred tax asset, resulting in a non-cash benefit to income tax expense of approximately $18.5 million. The Company released the valuation allowance following the acquisition of Speedpay, determining it would more likely than not be able to utilize the foreign tax credits in future years due to additional income provided by Speedpay.

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

As of September 30, 2020, and December 31, 2019, the amount of unrecognized tax benefits for uncertain tax positions was $30.1 million and $29.0 million, respectively, excluding related liabilities for interest and penalties of $1.2 million as of September 30, 2020, and December 31, 2019.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and nine months ended September 30, 2020, are not necessarily indicative of results that may be attained in the future.

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

We believe we have sufficient liquidity to continue business operations during this volatile and uncertain period. We have $472.3 million of available liquidity as of September 30, 2020, consisting of cash on hand and availability under our revolving credit facility. To begin to address the potential long-term financial impacts of the virus, we have delayed non-essential capital spending and operating expenses.

The pandemic presents potential new risks to the Company’s business. We began to see the impacts of COVID-19 on certain customer transaction volumes in late March and continued to see changes through the third quarter of 2020, primarily within our Merchants and Billers customer base of our ACI On Demand segment. The effect of COVID-19 and related events, including those described above, could have an ongoing negative effect on our stock price, business prospects, financial condition, and results of operations. More specifically, for those customers under consumption-based contracts, continued declines in transaction volumes could negatively impact the Company's financial position, results of operations, and cash flows.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2020, June 30, 2020, March 31, 2020, and December 31, 2019 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
ACI On Demand	$3,868	$3,863	$3,781	$3,855
ACI On Premise	2,041	1,976	1,933	1,977
Total	$5,909	$5,839	$5,714	$5,832

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Committed	$2,189	$2,140	$2,095	$2,168
Renewal	3,720	3,699	3,619	3,664
Total	$5,909	$5,839	$5,714	$5,832

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended September 30, 2020, Compared to the Three Month Period Ended September 30, 2019

	Three Months Ended September 30,
	2020				2019
	Amount	% of Total Revenue	$ Change vs 2019	% Change vs 2019	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$190,369	60%	$(2,583)	(1)%	$192,952	54%
License	56,773	18%	(35,285)	(38)%	92,058	26%
Maintenance	53,049	17%	411	1%	52,638	15%
Services	15,692	5%	(1,561)	(9)%	17,253	5%
Total revenues	315,883	100%	(39,018)	(11)%	354,901	100%
Operating expenses:
Cost of revenue	158,579	50%	(15,589)	(9)%	174,168	49%
Research and development	33,573	11%	(2,970)	(8)%	36,543	10%
Selling and marketing	22,154	7%	(8,263)	(27)%	30,417	9%
General and administrative	37,000	12%	9,714	36%	27,286	8%
Depreciation and amortization	33,395	11%	2,226	7%	31,169	9%
Total operating expenses	284,701	91%	(14,882)	(5)%	299,583	85%
Operating income	31,182	9%	(24,136)	(44)%	55,318	15%
Other income (expense):
Interest expense	(12,925)	(4)%	6,062	(32)%	(18,987)	(5)%
Interest income	2,927	1%	(61)	(2)%	2,988	1%
Other, net	1,356	—%	3,725	(157)%	(2,369)	(1)%
Total other income (expense)	(8,642)	(3)%	9,726	(53)%	(18,368)	(5)%
Income before income taxes	22,540	6%	(14,410)	(39)%	36,950	10%
Income tax expense	6,674	2%	1,538	30%	5,136	1%
Net income	$15,866	4%	$(15,948)	(50)%	$31,814	9%

Revenues
Total revenue for the three months ended September 30, 2020, decreased $39.0 million, or 11%, as compared to the same period in 2019.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.8 million increase in total revenue during the three months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, total revenue for the three months ended September 30, 2020, decreased $39.8 million, or 11%, compared to the same period in 2019.

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

SaaS and PaaS revenue decreased $2.6 million, or 1%, during the three months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.5 million increase in SaaS and PaaS revenue during the three months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended September 30, 2020, decreased $3.1 million, or 2%, compared to the same period in 2019.
•The decrease was primarily due to a modest decline in transaction volumes within the Company's Biller customer base as a result of the impact of COVID-19.

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

License revenue decreased $35.3 million, or 38%, during the three months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in license revenue during the three months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, license revenue for the three months ended September 30, 2020, decreased $35.7 million, or 39%, compared to the same period in 2019.
•The decrease was primarily driven the timing and relative size of license and capacity events during the three months ended September 30, 2020, as compared to the same period in 2019.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $0.4 million, or 1%, during the three months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in maintenance revenue during the three months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended September 30, 2020, increased $0.6 million, or 1%, compared to the same period in 2019.

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

Services revenue decreased $1.6 million, or 9%, during the three months ended September 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies was insignificant for services revenue during the three months ended September 30, 2020, as compared to the same period in 2019.
•The decrease was primarily driven by the timing and magnitude of project-related work during the three months ended September 30, 2020, as compared to the same period in 2019.

Operating Expenses
Total operating expenses for the three months ended September 30, 2020, decreased $14.9 million, or 5%, as compared to the same period in 2019.
•Total operating expenses for the three months ended September 30, 2020, included $12.3 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period. Total operating expenses for the three months ended September 30, 2019, included $0.9 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in total operating expenses during the three months ended September 30, 2020, compared to the same period in 2019.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the three months ended September 30, 2020, decreased $25.9 million, or 9%, compared to the same period in 2019.

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

Cost of revenue decreased $15.6 million, or 9%, during the three months ended September 30, 2020, compared to the same period in 2019.
•Cost of revenue for the three months ended September 30, 2020, included $1.2 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in cost of revenue during the three months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, cost of revenue decreased $16.6 million, or 10%, for the three months ended September 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower payment card interchange and processing fees, personnel and related expenses, and travel and entertainment expenses of $10.7 million, $4.1 million, and $1.2 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $3.0 million, or 8%, during the three months ended September 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies was insignificant for R&D expense during the three months ended September 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower personnel and related expenses of $3.0 million.

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

Selling and marketing expense decreased $8.3 million, or 27%, during the three months ended September 30, 2020, as compared to the same period in 2019.
•The impact of foreign currencies was insignificant for selling and marketing expense during the three months ended September 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower commissions, professional fees, and travel and entertainment expenses of $3.4 million, $2.3 million, and $1.8 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $9.7 million, or 36%, during the three months ended September 30, 2020, as compared to the same period in 2019.
•General and administrative expenses for the three months ended September 30, 2020, included $10.8 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period. General and administrative expenses for the three months ended September 30, 2019, included $0.7 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in general and administrative expense during the three months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $0.2 million, or 1%, for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to a decrease in travel and entertainment expenses.

Depreciation and Amortization
Depreciation and amortization increased $2.2 million, or 7%, during the three months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.1 million increase in depreciation and amortization during the three months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, depreciation and amortization increased $2.1 million, or 7%, for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to additional amortization of internal-use software in our On Demand business.

Other Income and Expense
Interest expense for the three months ended September 30, 2020, decreased $6.1 million, or 32%, as compared to the same period in 2019, primarily due to lower comparative debt balances and lower interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended September 30, 2020 decreased $0.1 million, or 2%, as compared to the same period in 2019.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.4 million of income and $2.4 million of expense for the three months ended September 30, 2020 and 2019, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Nine Month Period Ended September 30, 2020, Compared to the Nine Month Period Ended September 30, 2019

	Nine Months Ended September 30,
	2020				2019
	Amount	% of Total Revenue	$ Change vs 2019	% Change vs 2019	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$563,892	62%	$89,884	19%	$474,008	55%
License	135,038	15%	(30,639)	(18)%	165,677	19%
Maintenance	159,078	18%	(593)	—%	159,671	19%
Services	49,270	5%	(9,748)	(17)%	59,018	7%
Total revenues	907,278	100%	48,904	6%	858,374	100%
Operating expenses:
Cost of revenue	471,762	52%	27,413	6%	444,349	52%
Research and development	108,175	12%	(3,797)	(3)%	111,972	13%
Selling and marketing	76,692	8%	(16,117)	(17)%	92,809	11%
General and administrative	102,684	11%	(5,438)	(5)%	108,122	13%
Depreciation and amortization	98,928	11%	19,149	24%	79,779	9%
Total operating expenses	858,241	94%	21,210	3%	837,031	98%
Operating income	49,037	6%	27,694	130%	21,343	2%
Other income (expense):
Interest expense	(44,238)	(5)%	1,686	(4)%	(45,924)	(5)%
Interest income	8,781	1%	(237)	(3)%	9,018	1%
Other, net	(6,361)	(1)%	(3,482)	121%	(2,879)	—%
Total other income (expense)	(41,818)	(5)%	(2,033)	5%	(39,785)	(4)%
Income (loss) before income taxes	7,219	1%	25,661	(139)%	(18,442)	(2)%
Income tax expense (benefit)	1,705	—%	31,723	(106)%	(30,018)	(3)%
Net income	$5,514	1%	$(6,062)	(52)%	$11,576	1%

Revenues
Total revenue for the nine months ended September 30, 2020, increased $48.9 million, or 6%, as compared to the same period in 2019.
•Speedpay contributed an incremental $123.3 million in total revenue during the nine months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $4.4 million decrease in total revenue during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay revenue and foreign currency, total revenue for the nine months ended September 30, 2020, decreased $70.0 million, or 8%, compared to the same period in 2019.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $89.9 million, or 19%, during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $123.3 million in SaaS and PaaS revenue during the nine months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in $0.2 million decrease in SaaS and PaaS revenue during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental revenue from Speedpay and foreign currency, SaaS and PaaS revenue for the nine months ended September 30, 2020, decreased $33.3 million, or 7%, compared to the same period in 2019.
•The decrease was primarily due to declines in transaction volumes within the Company's Biller customer base as a result of the impact of COVID-19 and declines in Digital Channels associated with customer attrition.

License Revenue
License revenue decreased $30.6 million, or 18%, during the nine months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.4 million decrease in license revenue during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, license revenue for the nine months ended September 30, 2020, decreased $29.2 million, or 18%, compared to the same period in 2019.
•The decrease was primarily driven by the timing and relative size of license and capacity events during the nine months ended September 30, 2020, as compared to the same period in 2019.

Maintenance Revenue
Maintenance revenue decreased $0.6 million during the nine months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.1 million decrease in maintenance revenue during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, maintenance revenue for the nine months ended September 30, 2020, increased $1.5 million, or 1%, compared to the same period in 2019.

Services Revenue
Services revenue decreased $9.7 million, or 17%, during the nine months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in services revenue during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of foreign currency, services revenue for the nine months ended September 30, 2020, decreased $9.0 million, or 15%, compared to the same period in 2019.
•The decrease was primarily driven by the timing and magnitude of project-related work during the nine months ended September 30, 2020, as compared to the same period in 2019.

Operating Expenses
Total operating expenses for the nine months ended September 30, 2020, increased $21.2 million, or 3%, as compared to the same period in 2019.
•Speedpay contributed an incremental $105.5 million to total operating expenses during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Total operating expenses for the nine months ended September 30, 2020, included $25.8 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period. Total operating expenses for the nine months ended September 30, 2019, included $22.2 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $6.1 million decrease in total operating expenses for the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay operating expenses, significant transaction-related expenses, and foreign currency, total operating expenses for the nine months ended September 30, 2020, decreased $81.7 million, or 10%, compared to the same period in 2019.

Cost of Revenue
Cost of revenue increased $27.4 million, or 6%, during the nine months ended September 30, 2020, compared to the same period in 2019.
•Speedpay contributed an incremental $84.9 million to cost of revenue during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Cost of revenue for the nine months ended September 30, 2020, included $3.4 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.4 million decrease in cost of revenue during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense, significant transaction-related expenses, and foreign currency, cost of revenue decreased $58.6 million, or 13%, for the nine months ended September 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower payment card interchange and processing fees, personnel and related expenses, amortization of acquired software, and travel and entertainment expenses of $37.6 million, $15.6 million,$2.6 million, and $2.5 million, respectively.

Research and Development
R&D expense decreased $3.8 million, or 3%, during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $4.1 million to R&D expense during the nine months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.7 million decrease in R&D expense during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense and foreign currency, R&D expense decreased $6.3 million, or 6%, for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to lower personnel and related expenses.

Selling and Marketing
Selling and marketing expense decreased $16.1 million, or 17%, during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $3.9 million to selling and marketing expense during the nine months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.2 million decrease in selling and marketing expense for the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense and foreign currency, selling and marketing expense decreased $18.9 million, or 21%, for the nine months ended September 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower personnel and related expenses, commissions, professional fees, and travel and entertainment expenses of $6.6 million, $6.0 million, $4.4 million, and $1.9 million respectively.

General and Administrative
General and administrative expense decreased $5.4 million, or 5%, during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $0.7 million to general and administrative expense during the nine months ended September 30, 2020, as compared to the same period in 2019.
•General and administrative expenses for the nine months ended September 30, 2020 included $21.8 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period. General and administrative expense for the nine months ended September 30, 2019, included $21.8 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.6 million decrease in general and administrative expenses during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense, significant transaction-related expenses, and foreign currency, general and administrative expense decreased $5.5 million, or 6%, for the nine months ended September 30, 2020, as compared to the same period in 2019.
•The decrease was primarily due to lower personnel and related expenses and travel and entertainment expenses of $4.2 million and $1.3 million, respectively.

Depreciation and Amortization
Depreciation and amortization increased $19.1 million, or 24%, during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Speedpay contributed an incremental $11.9 million of depreciation and amortization expense during the nine months ended September 30, 2020, as compared to the same period in 2019.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in depreciation and amortization expense during the nine months ended September 30, 2020, as compared to the same period in 2019.
•Adjusted for the impact of incremental Speedpay expense and foreign currency, depreciation and amortization increased $7.5 million, or 9%, for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to additional amortization of internal-use software in our On Demand business.

Other Income and Expense
Interest expense for the nine months ended September 30, 2020, decreased $1.7 million, or 4%, as compared to the same period in 2019, primarily due to lower interest rates, partially offset by higher comparative debt balances.

Interest income for the nine months ended September 30, 2020, decreased $0.2 million, or 3%, as compared to the same period in 2019.

Other, net was $6.4 million and $2.9 million of expense for the nine months ended September 30, 2020 and 2019, respectively. Foreign currency loss was higher in 2020 due to the market volatility in the wake of the COVID-19 pandemic.

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

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
ACI On Demand	$190,369	$192,952	$563,892	$475,299
ACI On Premise	125,514	161,949	343,386	383,075
Total revenue	$315,883	$354,901	$907,278	$858,374
Segment Adjusted EBITDA
ACI On Demand	$33,204	$18,561	$89,396	$35,639
ACI On Premise	69,553	99,553	159,555	184,890
Depreciation and amortization	(35,490)	(33,913)	(105,004)	(88,543)
Stock-based compensation expense	(8,061)	(9,371)	(22,943)	(30,328)
Corporate and unallocated expenses	(28,024)	(19,512)	(71,967)	(80,315)
Interest, net	(9,998)	(15,999)	(35,457)	(36,906)
Other, net	1,356	(2,369)	(6,361)	(2,879)
Income (loss) before income taxes	$22,540	$36,950	$7,219	$(18,442)
Depreciation and amortization
ACI On Demand	$10,227	$9,059	$30,411	$25,110
ACI On Premise	3,312	2,963	9,849	9,012
Corporate	21,951	21,891	64,744	54,421
Total depreciation and amortization	$35,490	$33,913	$105,004	$88,543
Stock-based compensation expense
ACI On Demand	$2,255	$2,389	$6,554	$6,554
ACI On Premise	2,259	2,227	6,568	6,234
Corporate	3,547	4,755	9,821	17,540
Total stock-based compensation expense	$8,061	$9,371	$22,943	$30,328

ACI On Demand Segment Adjusted EBITDA increased $14.6 million for the three months ended September 30, 2020, compared to the same period in 2019. The increase was primarily due to a $17.2 million decrease in cash operating expense, partially offset by a $2.6 million decrease in revenue.

ACI On Demand Segment Adjusted EBITDA increased $53.8 million for the nine months ended September 30, 2020, compared to the same period in 2019, of which $30.0 million was due to the acquisition of Speedpay. Excluding the impact of the acquisition of Speedpay, ACI On Demand Segment Adjusted EBITDA increased $23.8 million, primarily due to a $58.5 million decrease in cash operating expense, partially offset by a $34.7 million decrease in revenue.

ACI On Premise Segment Adjusted EBITDA decreased $30.0 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to a $6.4 million decrease in cash operating expense, partially offset by a $36.4 million decrease in revenue.

ACI On Premise Segment Adjusted EBITDA decreased $25.3 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a $14.4 million decrease in cash operating expense, partially offset by a $39.7 million decrease in revenue.
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

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$133,845	$121,398
Availability under revolving credit facility	338,500	261,000
Total liquidity	$472,345	$382,398

The increase in total liquidity is primarily attributable to positive operating cash flows of $192.1 million, partially offset by $35.6 million of payments to purchase property and equipment and software and distribution rights, $29.2 million of repayments on the Term Loans and $28.9 million of payments related to stock repurchases. We also repaid a net $79.0 million on the Revolving Credit Facility.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $140.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of September 30, 2020, the full $140.0 million was available.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2020, we had $133.8 million of cash and cash equivalents, of which $59.9 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of September 30, 2020, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2020.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used by):
Operating activities	$192,058	$88,938
Investing activities	(35,647)	(813,046)
Financing activities	(148,916)	695,699

Cash Flows from Operating Activities
Net cash flows provided by operating activities during the nine months ended September 30, 2020, were $192.1 million as compared to $88.9 million during the same period in 2019. Net cash provided by operating activities primarily consists of net income adjusted to add back depreciation, amortization, and stock-based compensation. Cash flows provided by operating activities were $103.1 million higher for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the incremental impact of Speedpay and improvements in the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
During the first nine months of 2020, we used cash of $35.6 million to purchase software, property, and equipment, as compared to $37.3 million during the same period in 2019. During the first nine months of 2019, we paid $753.9 million, net of $0.1 million in cash acquired, to acquire Speedpay and used cash of $18.5 million to invest in a payment technology and services company in India.

Cash Flows from Financing Activities
Net cash flows used by financing activities for the nine months ended September 30, 2020, were $148.9 million as compared to net cash flows provided by financing activities of $695.7 million during the same period in 2019. During the first nine months of 2020, we repaid a net $79.0 million on the Revolving Credit Facility and $29.2 million on the Term Loans. In addition, we used $28.9 million to repurchase common stock and $11.2 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $9.4 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first nine months of 2019, we received proceeds of $500.0 million from our Delayed Draw Term Loan and $280.0 million from our Revolving Credit Facility to fund our purchase of Speedpay and stock repurchases, and we repaid $19.2 million on the Initial Term Loan and $15.0 million on the Revolving Credit Facility. In addition, we received proceeds of $9.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. We also used $35.6 million to repurchase common stock and $2.8 million for the repurchase of stock-based compensation awards for tax withholdings.

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

Debt
As of September 30, 2020, we had $160.0 million and $726.8 million outstanding under our Revolving Credit Facility and Term Loans, respectively, with up to $338.5 million of unused borrowings under the Revolving Credit Facility, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The interest rate in effect for the Credit Facility as of September 30, 2020, was 2.40%. As of September 30, 2020, we also had $400.0 million outstanding of the 2026 Notes.

On August 12, 2020, we entered a standby letter of credit agreement (the “Letter of Credit”), under the terms of the Credit Agreement, for $1.5 million. The Letter of Credit expires on July 31, 2021, with automatic renewal for twelve month periods thereafter. The Letter of Credit reduces the maximum available borrowings under our Revolving Credit Facility to $498.5 million. Upon expiration of the Letter of Credit, maximum borrowings will return to $500.0 million.

See Note 4, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Stock Repurchase Program
We repurchased 1,000,000 shares for $28.9 million under the program during the nine months ended September 30, 2020. Under the program to date, we have repurchased 46,357,495 shares for approximately $612.3 million. As of September 30, 2020, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $112.1 million. See Note 7, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.
Contractual Obligations and Commercial Commitments
For the nine months ended September 30, 2020, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2019.

We are unable to reasonably estimate the ultimate amount or timing of settlement of our reserves for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Tax. The liability for unrecognized tax benefits as of September 30, 2020, is $30.1 million.
Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions we believe to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of our condensed consolidated financial statements. Actual results could differ from those estimates.

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the nine months ended September 30, 2020, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2020. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at September 30, 2020, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.3 billion of debt outstanding as of September 30, 2020, with $886.8 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 2.40% as of September 30, 2020. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $2.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2020 through July 31, 2020	—		$—	—	$112,088,000
August 1, 2020 through August 31, 2020	—		—	—	112,088,000
September 1, 2020 through September 30, 2020	1,037	(1)	24.97	—	112,088,000
Total	1,037		$24.97	—

(1)Pursuant to our 2016 Incentive Plan, we granted RSUs. Under the RSU arrangement, shares are issued without direct cost to the employee. During the three months ended September 30, 2020, 4,260 shares of RSUs vested. We withheld 1,037 of these RSUs to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of September 30, 2020, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $112.1 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	ACI Worldwide, Inc. Restated Certificate of Incorporation
3.02	(2)	ACI Worldwide, Inc. Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01	(4)*	Form of Nonqualified Stock Option Agreement – Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.02	(5)*	Form of 2015 Supplemental Nonqualified Stock Option Agreement - Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.03	(6)*	Form of 2015 Nonqualified Stock Option Agreement - Employee for the Company’s 2005 Equity and Performance Incentive Plan, as amended
10.04	(7)*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan, as amended
10.05	(8)*	ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan
10.06	(9)*	Form of Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.07	(10)*	Form of Performance Share Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(9)Incorporated herein by reference to Exhibit 10.06 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2020.
(10)Incorporated herein by reference to Exhibit 10.07 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: November 5, 2020	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)