Form 10-Q
period 2021-03-31
ACI WORLDWIDE, INC.
filed 2021-05-06
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-25346
___________________________
ACI WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware				47-0772104
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

600 Brickell Avenue	Suite 1500, PMB #11	Miami,	Florida	33131
(Address of principal executive offices)				(Zip code)
(305) 894-2200
(Registrant’s telephone number, including area code)
______________________________________________________
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
As of May 3, 2021, there were 118,134,581 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$184,364	$165,374
Receivables, net of allowances of $3,338 and $3,912, respectively	280,386	342,879
Settlement assets	435,066	605,008
Prepaid expenses	32,181	24,288
Other current assets	24,255	17,365
Total current assets	956,252	1,154,914
Noncurrent assets
Accrued receivables, net	199,590	215,772
Property and equipment, net	62,742	64,734
Operating lease right-of-use assets	40,548	41,243
Software, net	190,940	196,456
Goodwill	1,280,226	1,280,226
Intangible assets, net	311,975	321,983
Deferred income taxes, net	63,766	57,476
Other noncurrent assets	54,158	54,099
TOTAL ASSETS	$3,160,197	$3,386,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,276	$41,223
Settlement liabilities	434,520	604,096
Employee compensation	35,486	48,560
Current portion of long-term debt	34,294	34,265
Deferred revenue	105,822	95,849
Other current liabilities	68,721	81,612
Total current liabilities	716,119	905,605
Noncurrent liabilities
Deferred revenue	31,378	33,564
Long-term debt	1,097,158	1,120,742
Deferred income taxes, net	37,956	40,504
Operating lease liabilities	37,670	39,958
Other noncurrent liabilities	42,199	39,933
Total liabilities	1,962,480	2,180,306
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2021, and December 31, 2020	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2021, and December 31, 2020	702	702
Additional paid-in capital	670,018	682,431
Retained earnings	1,001,545	1,003,490
Treasury stock, at cost, 22,390,481 and 23,412,870 shares at March 31, 2021, and December 31, 2020, respectively	(378,987)	(387,581)
Accumulated other comprehensive loss	(95,561)	(92,445)
Total stockholders’ equity	1,197,717	1,206,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,160,197	$3,386,903
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Software as a service and platform as a service	$195,746	$192,950
License	21,202	28,129
Maintenance	52,363	53,280
Services	15,875	17,126
Total revenues	285,186	291,485
Operating expenses
Cost of revenue (1)	159,485	165,837
Research and development	34,514	39,024
Selling and marketing	28,138	30,083
General and administrative	27,775	35,926
Depreciation and amortization	31,584	31,898
Total operating expenses	281,496	302,768
Operating income (loss)	3,690	(11,283)
Other income (expense)
Interest expense	(11,475)	(17,171)
Interest income	2,854	2,900
Other, net	(1,382)	(9,758)
Total other income (expense)	(10,003)	(24,029)
Loss before income taxes	(6,313)	(35,312)
Income tax benefit	(4,368)	(10,885)
Net loss	$(1,945)	$(24,427)
Loss per common share
Basic	$(0.02)	$(0.21)
Diluted	$(0.02)	$(0.21)
Weighted average common shares outstanding
Basic	117,491	116,006
Diluted	117,491	116,006

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,945)	$(24,427)
Other comprehensive loss:
Foreign currency translation adjustments	(3,116)	(6,169)
Total other comprehensive loss	(3,116)	(6,169)
Comprehensive loss	$(5,061)	$(30,596)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2020	$702	$682,431	$1,003,490	$(387,581)	$(92,445)	$1,206,597
Net loss	—	—	(1,945)	—	—	(1,945)
Other comprehensive loss	—	—	—	—	(3,116)	(3,116)
Stock-based compensation	—	6,703	—	—	—	6,703
Shares issued and forfeited, net, under stock plans	—	(19,116)	—	22,800	—	3,684
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(14,206)	—	(14,206)
Balance as of March 31, 2021	$702	$670,018	$1,001,545	$(378,987)	$(95,561)	$1,197,717

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	$702	$667,658	$930,830	$(377,639)	$(91,583)	$1,129,968
Net loss	—	—	(24,427)	—	—	(24,427)
Other comprehensive loss	—	—	—	—	(6,169)	(6,169)
Stock-based compensation	—	6,950	—	—	—	6,950
Shares issued and forfeited, net, under stock plans	—	(17,885)	—	19,215	—	1,330
Repurchase of 1,000,000 shares of common stock	—	—	—	(28,881)	—	(28,881)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(10,973)	—	(10,973)
Balance as of March 31, 2020	$702	$656,723	$906,403	$(398,278)	$(97,752)	$1,067,798
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,945)	$(24,427)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	5,416	5,825
Amortization	28,167	27,997
Amortization of operating lease right-of-use assets	2,345	3,556
Amortization of deferred debt issuance costs	1,182	1,212
Deferred income taxes	(6,078)	(10,413)
Stock-based compensation expense	6,703	6,950
Other	(106)	650
Changes in operating assets and liabilities:
Receivables	76,135	48,699
Accounts payable	(2,808)	(6,087)
Accrued employee compensation	(12,725)	6,985
Deferred revenue	8,152	22,495
Other current and noncurrent assets and liabilities	(34,315)	(25,942)
Net cash flows from operating activities	70,123	57,500
Cash flows from investing activities:
Purchases of property and equipment	(4,346)	(3,597)
Purchases of software and distribution rights	(8,053)	(6,541)
Net cash flows from investing activities	(12,399)	(10,138)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,052	947
Proceeds from exercises of stock options	2,799	400
Repurchase of stock-based compensation awards for tax withholdings	(14,206)	(10,973)
Repurchases of common stock	—	(28,881)
Proceeds from revolving credit facility	—	30,000
Repayment of revolving credit facility	(15,000)	(39,000)
Repayment of term portion of credit agreement	(9,738)	(9,737)
Payments on or proceeds from other debt, net	(3,600)	(3,593)
Net cash flows from financing activities	(38,693)	(60,837)
Effect of exchange rate fluctuations on cash	(41)	11,201
Net increase (decrease) in cash and cash equivalents	18,990	(2,274)
Cash and cash equivalents, beginning of period	165,374	121,398
Cash and cash equivalents, end of period	$184,364	$119,124
Supplemental cash flow information
Income taxes paid	$10,713	$6,639
Interest paid	$15,954	$21,837
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2020, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 25, 2021. Results for the three months ended March 31, 2021, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	March 31, 2021	December 31, 2020
Vendor financed licenses	$13,772	$12,901
Operating lease liabilities	12,907	13,438
Royalties payable	3,387	3,959
Accrued interest	2,987	8,745
Other	35,668	42,569
Total other current liabilities	$68,721	$81,612

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2021, and December 31, 2020, was $174.0 million and $246.8 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $424.0 million and $424.5 million as of March 31, 2021, and December 31, 2020, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and had previously identified ACI On Demand and ACI On Premise, the operating segments at the time, as the reporting units. As of March 31, 2021, the Company's goodwill balance of $1.3 billion was allocated to these two reporting units, with $554.3 million allocated to ACI On Demand and $725.9 million allocated to ACI On Premise.

Recoverability of goodwill is measured using a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon the October 1, 2020, annual impairment test. Given the adverse economic and market conditions caused by the COVID-19 pandemic, the Company considered a variety of qualitative factors to determine if an additional quantitative impairment test was required subsequent to our annual impairment test. Based on a variety of factors, including the excess of the fair value over the carrying amount in the most recent impairment test, we determined that an additional quantitative impairment test was not required.

As discussed in Note 9, Segment Information, during the first quarter of 2021, the Company made a change in organizational structure to better align with its strategic direction. This change in the Company’s operating segments will also result in a change in reporting units. The Company is currently in the process of calculating the allocation of goodwill for the new reporting units, which are expected to coincide with the new operating segments - Banks, Merchants, and Billers.

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.8 million and $19.3 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of March 31, 2021, and December 31, 2020, respectively.

New Accounting Standards Recently Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions within ASC 740, as well as clarify and simplify other aspects of the accounting for income taxes to promote consistency among reporting entities. ASU 2019-12 was effective for annual and interim periods beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

2. Revenue
In accordance with ASC 606, Revenue From Contracts With Customers, revenue is recognized upon transfer of control of promised products and/or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products and services. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. See Note 9, Segment Information, for additional information, including disaggregation of revenue based on primary solution category.

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

Total receivables, net is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Billed receivables	$132,644	$179,177
Allowance for doubtful accounts	(3,338)	(3,912)
Billed receivables, net	129,306	175,265
Current accrued receivables, net	151,080	167,614
Long-term accrued receivables, net	199,590	215,772
Total accrued receivables, net	350,670	383,386
Total receivables, net	$479,976	$558,651

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of March 31, 2021, or December 31, 2020.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2020	$129,413
Deferral of revenue	38,383
Recognition of deferred revenue	(30,099)
Foreign currency translation	(497)
Balance, March 31, 2021	$137,200

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

Revenue allocated to remaining performance obligations was $802.7 million as of March 31, 2021, of which the Company expects to recognize approximately 51% over the next 12 months and the remainder thereafter.

During the three months ended March 31, 2021 and 2020, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Debt
As of March 31, 2021, the Company had $40.0 million, $707.4 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loan, and Senior Notes, respectively, with up to $458.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

Credit Agreement
On April 5, 2019, the Company and its wholly-owned subsidiaries, ACI Worldwide Corp. and ACI Payments, Inc. entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders, and Bank of America, N.A., as administrative agent for the lenders, to amend and restate the Company's existing agreement, as amended, dated February 24, 2017.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of March 31, 2021, was 2.11%.

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

Maturities on debt outstanding as of March 31, 2021, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2021	$29,213
2022	50,431
2023	69,906
2024	597,823
2025	—
Thereafter	400,000
Total	$1,147,373

As of March 31, 2021, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Term loans	$707,373	$717,110
Revolving credit facility	40,000	55,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(15,921)	(17,103)
Total debt	1,131,452	1,155,007
Less: current portion of term loans	38,950	38,950
Less: current portion of debt issuance costs	(4,656)	(4,685)
Total long-term debt	$1,097,158	$1,120,742

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.250% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of March 31, 2021, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2020, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of March 31, 2021, and December 31, 2020, $7.8 million was outstanding on these agreements, of which $5.6 million and $2.2 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.

4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for resale	$130,560	$(125,683)	$4,877	$130,261	$(123,418)	$6,843
Software for internal use	437,776	(251,713)	186,063	430,330	(240,717)	189,613
Total software	$568,336	$(377,396)	$190,940	$560,591	$(364,135)	$196,456

Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended March 31, 2021 and 2020, totaled $2.0 million and $1.9 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended March 31, 2021 and 2020, totaled $16.9 million and $16.7 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$510,927	$(205,786)	$305,141	$512,389	$(197,787)	$314,602
Trademarks and trade names	23,994	(17,160)	6,834	24,115	(16,734)	7,381
Total other intangible assets	$534,921	$(222,946)	$311,975	$536,504	$(214,521)	$321,983

Other intangible assets amortization expense recorded during both the three months ended March 31, 2021 and 2020, totaled $9.3 million.

Based on capitalized intangible assets as of March 31, 2021, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2021	$52,704	$27,741
2022	53,368	36,831
2023	35,986	36,497
2024	21,982	31,968
2025	19,167	23,359
Thereafter	7,733	155,579
Total	$190,940	$311,975

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the three months ended March 31, 2021 and 2020, totaled 27,117 and 31,794, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2020	2,186,511	$17.87
Exercised	(144,285)	19.40
Outstanding as of March 31, 2021	2,042,226	$17.77	3.93	$41,422,807
Exercisable as of March 31, 2021	2,042,226	$17.77	3.93	$41,422,807

The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020, was $3.1 million and $0.3 million, respectively. There were no stock options granted during the three months ended March 31, 2021 or 2020.

Long-term Incentive Program Performance Share Awards
During the three months ended March 31, 2021, the Company modified the performance target for the remaining outstanding long-term incentive program performance shares ("LTIP performance shares") in consideration of the impact of the COVID-19 pandemic, resulting in additional stock-based compensation expense of approximately $0.4 million. During the three months ended March 31, 2021, a total of 10,457 LTIP performance shares vested. The Company withheld 4,527 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards ("TSRs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,367,728	$34.59
Granted	367,317	50.60
Vested	(782,588)	31.31
Forfeited	(29,405)	33.25
Change in payout rate	391,294	31.31
Nonvested as of March 31, 2021	1,314,346	$40.07

During the three months ended March 31, 2021, a total of 782,588 TSRs awards granted in fiscal 2018 vested and achieved a payout rate of 200% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 205,373 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the three months ended March 31, 2021 and 2020, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected life (years)	2.8	2.8
Risk-free interest rate	0.3%	0.5%
Expected volatility	41.2%	31.4%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,118,182	$27.34
Granted	480,049	39.36
Vested	(406,542)	26.73
Forfeited	(88,114)	26.84
Nonvested as of March 31, 2021	1,103,575	$32.84

During the three months ended March 31, 2021, a total of 406,542 RSUs vested. The Company withheld 138,700 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2021, there were unrecognized compensation costs of $32.4 million and $32.3 million related to nonvested RSUs and TSRs, respectively, which the Company expects to recognize over weighted average periods of 2.4 years.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2021 and 2020, of $6.7 million and $7.0 million, respectively, with corresponding tax benefits of $1.0 million and $1.4 million, respectively.
6. Common Stock and Treasury Stock
In 2005, the board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorize additional funds for the program. In February 2018, the board approved the repurchase of the Company's common stock of up to $200.0 million, in place of the remaining purchase amounts previously authorized.

There were no shares repurchased during the three months ended March 31, 2021. Under the program to date, the Company has repurchased 46,357,495 shares for approximately $612.3 million. As of March 31, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was $112.1 million.
7. Loss Per Share
Basic loss per share is computed in accordance with ASC 260, Earnings Per Share, based on weighted average outstanding common shares. Diluted loss per share is computed based on basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, RSUs, and certain contingently issuable shares for which performance targets have been achieved.

The following table reconciles the weighted average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding:
Basic weighted average shares outstanding	117,491	116,006
Add: Dilutive effect of stock options and RSUs	—	—
Diluted weighted average shares outstanding	117,491	116,006

The diluted loss per share computation excludes 4.5 million and 6.7 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended March 31, 2021 and 2020, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2021, and December 31, 2020, was 118,134,574 and 117,112,185, respectively.
8. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.4 million and $9.8 million of expense for the three months ended March 31, 2021 and 2020, respectively.
9. Segment Information
In January 2021, the Company made a change in organizational structure to align with its strategic direction. As a result of this change, the Company reassessed its segment reporting structure due to changes in how the Company's chief operating decision maker ("CODM") assesses the Company's performance and allocates resources. Beginning in the first quarter of 2021, the Company reports financial performance based on its new operating segments, Banks, Merchants, and Billers, and analyzes Segment Adjusted EBITDA as a measure of segment profitability.

The Company’s Chief Executive Officer is also the CODM. The CODM, together with other senior management personnel, focus their review on consolidated financial information and the allocation of resources based on operating results, including revenues and Segment Adjusted EBITDA, for each segment, separate from Corporate operations. No operating segments have been aggregated to form the reportable segments.

Banks. ACI provides payment solutions to large and mid-size banks globally for retail banking, real time, digital, and other payment services. These solutions transform banks’ complex payment environments to speed time to market, reduce costs, and deliver a consistent experience to customers across channels while enabling them to prevent and rapidly react to fraudulent activity. In addition, they enable banks to meet the requirements of different real-time payments schemes and to quickly create differentiated products to meet consumer, business, and merchant demands.

Merchants. ACI’s support of merchants globally includes Tier 1 and Tier 2 merchants, online-only merchants and the payment service providers, independent selling organizations, value-added resellers, and acquirers who service them. These customers operate in a variety of verticals, including general merchandise, grocery, hospitality, dining, transportation, and others. The Company's solutions provide merchants with a secure, omni-channel payments platform that gives them independence from third-party payment providers. They also offer secure solutions to online-only merchants that provide consumers with a convenient and seamless way to shop.

Billers. Within the billers segment, ACI provides electronic bill presentment and payment (“EBPP”) services to companies operating in the consumer finance, insurance, healthcare, higher education, utility, government, and mortgage categories. The solutions enable these customers to support a wide range of payment options and provide a convenient consumer payments experience that drives consumer loyalty and increases revenue.

Revenue is attributed to the reportable segments based upon the customer. Expenses are attributed to the reportable segments in one of three methods: (1) direct costs of the segment, (2) labor costs that can be attributed based upon time tracking for individual projects, or (3) costs that are allocated. Allocated costs are generally marketing and sales related activities.

Segment Adjusted EBITDA is the measure reported to the CODM for purposes of making decisions on allocating resources and assessing the performance of the Company’s segments, and, therefore, Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting. Segment Adjusted EBITDA is defined as earnings (loss) from operations before interest, income tax expense (benefit), depreciation and amortization (“EBITDA”) adjusted to exclude net other income (expense).

Corporate and unallocated expenses includes global facilities and information technology costs and long-term product roadmap expenses in addition to corporate overhead costs that are not allocated to reportable segments. The overhead costs relate to human resources, finance, legal, accounting, and merger and acquisition activity. These costs along with depreciation and amortization and stock-based compensation are not considered when management evaluates segment performance.

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
Banks	$95,917	$105,821
Merchants	38,670	31,795
Billers	150,599	153,869
Total revenue	$285,186	$291,485
Segment Adjusted EBITDA
Banks	$37,195	$42,436
Merchants	14,725	6,418
Billers	34,021	30,234
Depreciation and amortization	(33,583)	(33,822)
Stock-based compensation expense	(6,703)	(6,950)
Corporate and unallocated expenses	(41,965)	(49,599)
Interest, net	(8,621)	(14,271)
Other, net	(1,382)	(9,758)
Loss before income taxes	$(6,313)	$(35,312)

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$150,599	$150,599
Digital Business Banking	15,092	—	—	15,092
Merchant Payments	—	38,670	—	38,670
Fraud Management	6,224	—	—	6,224
Real-Time Payments	13,185	—	—	13,185
Issuing and Acquiring	61,416	—	—	61,416
Total	$95,917	$38,670	$150,599	$285,186

	Three Months Ended March 31, 2020
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$153,869	$153,869
Digital Business Banking	15,828	—	—	15,828
Merchant Payments	—	31,795	—	31,795
Fraud Management	6,270	—	—	6,270
Real-Time Payments	18,236	—	—	18,236
Issuing and Acquiring	65,487	—	—	65,487
Total	$105,821	$31,795	$153,869	$291,485

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
United States	$191,977	$204,793
Other	93,209	86,692
Total	$285,186	$291,485

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	March 31, 2021	December 31, 2020
Long-lived Assets
United States	$1,407,528	$1,423,862
Other	732,651	750,651
Total	$2,140,179	$2,174,513

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2021 and 2020. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three months ended March 31, 2021 and 2020.
10. Income Taxes
For the three months ended March 31, 2021, the Company's effective tax rate was 69%. The Company reported a tax benefit on an overall pretax loss, with foreign entities reporting losses of $0.6 million. The effective tax rate for the three months ended March 31, 2021, was positively impacted by excess tax benefits on stock-based compensation.

For the three months ended March 31, 2020, the Company's effective tax rate was 31%. The Company reported a tax benefit on overall pretax loss, with foreign entities reporting losses of $14.4 million. The effective tax rate for the three months ended March 31, 2020, was positively impacted by excess tax benefits on stock-based compensation and state income tax benefits on a domestic loss.

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

As of March 31, 2021, and December 31, 2020, the amount of unrecognized tax benefits for uncertain tax positions was $24.7 million and $24.3 million, respectively, excluding related liabilities for interest and penalties of $1.2 million as of March 31, 2021, and December 31, 2020.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.6 million, due to the settlement of various audits and the expiration of statutes of limitation.

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

All forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in our Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in Part 2, Item 1A of this Form 10-Q.

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and with our financial statements and related notes contained in this Form 10-Q. Results for the three months ended March 31, 2021, are not necessarily indicative of results that may be attained in the future.

COVID-19 Pandemic
The COVID-19 pandemic resulted in authorities implementing numerous measures to try to contain the virus. These measures may remain in place for a significant period of time, or may be reinstituted after being temporarily lifted, and could adversely affect our business, operations and financial condition as well as the business, operations and financial conditions of our customers and business partners. The spread of the virus has also caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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

We believe we have sufficient liquidity to continue business operations during this volatile and uncertain period. We have $642.9 million of available liquidity as of March 31, 2021, consisting of cash on hand and availability under our revolving credit facility. To address the potential long-term financial impacts of the virus, we have delayed non-essential capital spending and operating expenses.

The pandemic presents potential new risks to our business. We began to see the impacts of COVID-19 on certain customer transaction volumes in late March 2020 and continued to see changes into 2021, primarily within the Merchants and Billers segment. The effect of COVID-19 and related events, including those described above, could have an ongoing negative effect on our stock price, business prospects, financial condition, and results of operations. More specifically, for those customers under consumption-based contracts, continued declines in transaction volumes could negatively impact our financial position, results of operations, and cash flows. We have also experienced atypical fluctuations in Biller volumes as a result of the change in timing of assessments and due dates for federal, state, and local taxes.

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

Overview
ACI Worldwide powers digital payments for more than 6,000 organizations around the world. More than 1,000 of the largest banks and intermediaries, as well as thousands of global merchants, rely on ACI to execute $14 trillion each day in payments and securities. In addition, myriad organizations utilize our electronic bill presentment and payment services. Through our comprehensive suite of software solutions delivered on customers' premises, through the public cloud or through ACI's private cloud, we provide real-time, immediate payments capabilities and enable the industry's most complete omni-channel payments experience.

Our products are sold and supported directly and through distribution networks covering three geographic regions – the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific. Each region has its own globally coordinated sales force, supplemented with local independent reseller and/or distributor networks. Our products and solutions are used globally by banks, intermediaries, merchants, and billers, such as third-party electronic payment processors, payment associations, switch interchanges, and a wide range of transaction-generating endpoints, including ATMs, merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of digital payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry, as well as economic growth and purchasing habits. Our products are marketed under the ACI Worldwide brand.

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

Key trends that currently impact our strategies and operations include:
Increasing digital payment transaction volumes. The adoption of digital payments continues to accelerate, propelled by the digitization of cash, the Internet of Things, rapid growth of eCommerce and the adoption of real-time payments. COVID-19 has further accelerated this growth as more people, governments, and businesses have embraced digital payments—a change likely to continue once the pandemic is over. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume, through the sale of capacity upgrades to existing customers, and through the scalability of our platform-based solutions.

Adoption of real-time payments. Expectations from both consumers and businesses, are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format, which promises to deliver greater value to banks and their customers. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth (further driven by COVID-19) and new payment types. Mature markets, including India, the United Kingdom, Australia, Malaysia, Singapore, Thailand, and the Nordics (P27), continue to accelerate innovation, especially in terms of overlay services and cross-border connectivity. The United States is driving real-time payments adoption through Zelle, TCH Real-Time Payments, and the planned FedNow service, while Brazil's PIX was recently launched in November. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard, Microsoft, and Mindgate Solutions continue to position us as the leaders in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2021, and December 31, 2020 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	March 31, 2021	December 31, 2020
Banks	$2,117	$2,167
Merchants	811	808
Billers	3,016	3,064
Total	$5,944	$6,039

	March 31, 2021	December 31, 2020
Committed	$2,308	$2,447
Renewal	3,636	3,592
Total	$5,944	$6,039

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended March 31, 2021, Compared to the Three Month Period Ended March 31, 2020

	Three Months Ended March 31,
	2021				2020
	Amount	% of Total Revenue	$ Change vs 2020	% Change vs 2020	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$195,746	69%	$2,796	1%	$192,950	66%
License	21,202	7%	(6,927)	(25)%	28,129	10%
Maintenance	52,363	18%	(917)	(2)%	53,280	18%
Services	15,875	6%	(1,251)	(7)%	17,126	6%
Total revenues	285,186	100%	(6,299)	(2)%	291,485	100%
Operating expenses:
Cost of revenue	159,485	56%	(6,352)	(4)%	165,837	57%
Research and development	34,514	12%	(4,510)	(12)%	39,024	13%
Selling and marketing	28,138	10%	(1,945)	(6)%	30,083	10%
General and administrative	27,775	10%	(8,151)	(23)%	35,926	12%
Depreciation and amortization	31,584	11%	(314)	(1)%	31,898	11%
Total operating expenses	281,496	99%	(21,272)	(7)%	302,768	103%
Operating income (loss)	3,690	1%	14,973	(133)%	(11,283)	(3)%
Other income (expense):
Interest expense	(11,475)	(4)%	5,696	(33)%	(17,171)	(6)%
Interest income	2,854	1%	(46)	(2)%	2,900	1%
Other, net	(1,382)	—%	8,376	(86)%	(9,758)	(3)%
Total other income (expense)	(10,003)	(3)%	14,026	(58)%	(24,029)	(8)%
Loss before income taxes	(6,313)	(2)%	28,999	(82)%	(35,312)	(11)%
Income tax benefit	(4,368)	(2)%	6,517	(60)%	(10,885)	(4)%
Net loss	$(1,945)	—%	$22,482	(92)%	$(24,427)	(7)%

Revenues
Total revenue for the three months ended March 31, 2021, decreased $6.3 million, or 2%, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $3.1 million increase in total revenue during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, total revenue for the three months ended March 31, 2021, decreased $9.4 million, or 3%, as compared to the same period in 2020.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
The Company’s SaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a single-tenant cloud environment on a subscription basis. The Company’s PaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a multi-tenant cloud environment on a subscription or consumption basis. Included in SaaS and PaaS revenue are fees paid by our customers for use of our Biller solutions. Biller-related fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction, or a monthly fee for each customer enrolled. SaaS and PaaS costs include payment card interchange fees, the amounts payable to banks and payment card processing fees, which are included in cost of revenue in the condensed consolidated statements of operations. All fees from SaaS and PaaS arrangements that do not qualify for treatment as a distinct performance obligation, which includes set-up fees, implementation or customization services, and product support services, are included in SaaS and PaaS revenue.

SaaS and PaaS revenue increased $2.8 million, or 1%, during the three months ended March 31, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.1 million increase in SaaS and PaaS revenue during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended March 31, 2021, increased $1.7 million, or 1%, as compared to the same period in 2020.

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

License revenue decreased $6.9 million, or 25%, during the three months ended March 31, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in license revenue during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, license revenue for the three months ended March 31, 2021, decreased $7.4 million, or 26%, as compared to the same period in 2020.
•The decrease was primarily driven by the timing and relative size of license and capacity events during the three months ended March 31, 2021, as compared to the same period in 2020.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $0.9 million, or 2%, during the three months ended March 31, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.2 million increase in maintenance revenue during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended March 31, 2021, decreased $2.1 million, or 4%, as compared to the same period in 2020.

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

Services revenue decreased $1.3 million, or 7%, during the three months ended March 31, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in services revenue during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, services revenue for the three months ended March 31, 2021, decreased $1.6 million, or 9%, as compared to the same period in 2020.

Operating Expenses
Total operating expenses for the three months ended March 31, 2021, decreased $21.3 million, or 7%, as compared to the same period in 2020.
•Total operating expenses for the three months ended March 31, 2021, included $1.2 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period. Total operating expenses for the three months ended March 31, 2020, included $8.5 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $3.4 million increase in total operating expenses during the three months ended March 31, 2021, compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the three months ended March 31, 2021, decreased $17.3 million, or 6%, compared to the same period in 2020.

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

Cost of revenue decreased $6.4 million, or 4%, during the three months ended March 31, 2021, compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.3 million increase in cost of revenue during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, cost of revenue decreased $7.7 million, or 5%, for the three months ended March 31, 2021, as compared to the same period in 2020.
•The decrease was primarily due to lower personnel and related expenses, payment card interchange and processing fees, and travel and entertainment expenses of $4.4 million, $1.5 million, and $1.0 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $4.5 million, or 12%, during the three months ended March 31, 2021, as compared to the same period in 2020.
•R&D expense for the three months ended March 31, 2021, included $0.4 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.6 million increase in R&D expense during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, R&D expense decreased $5.5 million, or 14%, for the three months ended March 31, 2021, as compared to the same period in 2020.
•The decrease was primarily due to lower personnel and related expenses and professional fees of $3.6 million and $1.3 million, respectively.

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

Selling and marketing expense decreased $1.9 million, or 6%, during the three months ended March 31, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.6 million increase in selling and marketing expense during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, selling and marketing expense decreased $2.5 million, or 8%, for the three months ended March 31, 2021, as compared to the same period in 2020.
•The decrease was primarily due to lower travel and entertainment expenses and personnel and related expenses of $1.7 million and $0.5 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $8.2 million, or 23%, during the three months ended March 31, 2021, as compared to the same period in 2020.
•General and administrative expenses for the three months ended March 31, 2021, included $0.8 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period. General and administrative expenses for the three months ended March 31, 2020, included $8.5 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.5 million increase in general and administrative expense during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $0.9 million, or 3%, for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to a decrease in personnel and related expenses of $3.6 million, partially offset by an increase in professional fees of $2.7 million.

Depreciation and Amortization
Depreciation and amortization decreased $0.3 million, or 1%, during the three months ended March 31, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in depreciation and amortization during the three months ended March 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, depreciation and amortization decreased $0.7 million, or 2%, for the three months ended March 31, 2021, as compared to the same period in 2020.

Other Income and Expense
Interest expense for the three months ended March 31, 2021, decreased $5.7 million, or 33%, as compared to the same period in 2020, primarily due to lower comparative debt balances.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended March 31, 2021 was flat compared to the same period in 2020.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.4 million and $9.8 million of expense for the three months ended March 31, 2021 and 2020, respectively.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
In January 2021, we made a change in organizational structure to align with our strategic direction. As a result of this change, the Company reassessed its segment reporting structure due to changes in how the Company's chief operating decision maker ("CODM") assesses the Company's performance and allocates resources. Beginning in the first quarter of 2021, we report financial performance based on our new segments, Banks, Merchants, and Billers, and analyze Segment Adjusted EBITDA as a measure of segment profitability.

Our Chief Executive Officer is also our CODM. The CODM, together with other senior management personnel, focus their review on consolidated financial information and the allocation of resources based on operating results, including revenues and Segment Adjusted EBITDA, for each segment, separate from the corporate operations. No operating segments have been aggregated to form the reportable segments.

Banks. ACI provides payment solutions to large and mid-size banks globally for retail banking, real time, digital, and other payment services. These solutions transform banks’ complex payment environments to speed time to market, reduce costs, and deliver a consistent experience to customers across channels while enabling them to prevent and rapidly react to fraudulent activity. In addition, they enable banks to meet the requirements of different real-time payments schemes and to quickly create differentiated products to meet consumer, business, and merchant demands.

Merchants. ACI’s support of merchants globally includes Tier 1 and Tier 2 merchants, online-only merchants and the payment service providers, independent selling organizations, value-added resellers, and acquirers who service them. These customers operate in a variety of verticals, including general merchandise, grocery, hospitality, dining, transportation, and others. Our solutions provide merchants with a secure, omni-channel payments platform that gives them independence from third-party payment providers. They also offer secure solutions to online-only merchants that provide consumers with a convenient and seamless way to shop.

Billers. Within the biller segment, ACI provides electronic bill presentment and payment (“EBPP”) services to companies operating in the consumer finance, insurance, healthcare, higher education, utility, government, and mortgage categories. The solutions enable these customers to support a wide range of payment options and provide a convenient consumer payments experience that drives consumer loyalty and increases revenue.

Revenue is attributed to the reportable segments based upon the customer. Expenses are attributed to the reportable segments in one of three methods, (1) direct costs of the segment, (2) labor costs that can be attributed based upon time tracking for individual projects, or (3) costs that are allocated. Allocated costs are generally marketing and sales related activities.

Segment Adjusted EBITDA is the measure reported to the CODM for purposes of making decisions on allocating resources and assessing the performance of our segments and, therefore, Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting. Segment Adjusted EBITDA is defined as earnings (loss) from operations before interest, income tax expense (benefit), depreciation and amortization (“EBITDA”) adjusted to exclude net other income (expense).

Corporate and unallocated expenses includes global facilities and information technology costs and long-term product roadmap expenses in addition to corporate overhead costs that are not allocated to reportable segments. The overhead costs relate to human resources, finance, legal, accounting, and merger and acquisition activity. These costs along with depreciation and amortization and stock-based compensation are not considered when management evaluates segment performance.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
Banks	$95,917	$105,821
Merchants	38,670	31,795
Billers	150,599	153,869
Total revenue	$285,186	$291,485
Segment Adjusted EBITDA
Banks	$37,195	$42,436
Merchants	14,725	6,418
Billers	34,021	30,234
Depreciation and amortization	(33,583)	(33,822)
Stock-based compensation expense	(6,703)	(6,950)
Corporate and unallocated expenses	(41,965)	(49,599)
Interest, net	(8,621)	(14,271)
Other, net	(1,382)	(9,758)
Loss before income taxes	$(6,313)	$(35,312)

Banks Segment Adjusted EBITDA decreased $5.2 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a $9.9 million decrease in revenue primarily related to a decrease in license revenues, partially offset by a $4.7 million decrease in cash operating expense primarily related to personnel and related expenses and travel and entertainment expenses.

Merchants Segment Adjusted EBITDA increased $8.3 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a $6.9 million increase in revenue primarily in SaaS and PaaS revenues and a $1.4 million decrease cash operating expense primarily related to personnel and related expenses and travel and entertainment expenses.

Billers Segment Adjusted EBITDA increased $3.8 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a $7.1 million decrease in cash operating expense for personnel and related expenses and payment card interchange and other processing fees, partially offset by a $3.3 million decrease in SaaS and PaaS revenues.
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

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$184,364	$165,374
Availability under revolving credit facility	458,500	443,500
Total liquidity	$642,864	$608,874

The increase in total liquidity is primarily attributable to positive operating cash flows of $70.1 million, partially offset by $12.4 million of payments to purchase property and equipment and software and distribution rights, $15.0 million of repayments on the Revolving Credit Facility, and $9.7 million of repayments on the Term Loans

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of March 31, 2021, the full $75.0 million was available.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2021, we had $184.4 million of cash and cash equivalents, of which $90.7 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of March 31, 2021, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of March 31, 2021.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used by):
Operating activities	$70,123	$57,500
Investing activities	(12,399)	(10,138)
Financing activities	(38,693)	(60,837)

Cash Flows from Operating Activities
Net cash flows provided by operating activities during the three months ended March 31, 2021, were $70.1 million as compared to $57.5 million during the same period in 2020. Net cash provided by operating activities primarily consists of net income adjusted to add back depreciation, amortization, and stock-based compensation. Cash flows provided by operating activities were $12.6 million higher for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to higher cash earnings. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, debt repayments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
During the first three months of 2021, we used cash of $12.4 million to purchase software, property, and equipment, as compared to $10.1 million during the same period in 2020.

Cash Flows from Financing Activities
Net cash flows used by financing activities for the three months ended March 31, 2021, were $38.7 million as compared to $60.8 million during the same period in 2020. During the first three months of 2021, we repaid $15.0 million on the Revolving Credit Facility and $9.7 million on the Term Loans. In addition, we used $14.2 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $3.9 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first three months of 2020, we repaid $39.0 million on the Revolving Credit Facility and $9.7 million on the Initial Term Loan, partially offset by proceeds of $30.0 million from our Revolving Credit Facility. In addition, we used $28.9 million to repurchase common stock and $11.0 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $1.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.

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

Debt
As of March 31, 2021, we had $40.0 million and $707.4 million outstanding under our Revolving Credit Facility and Term Loans, respectively, with up to $458.5 million of unused borrowings under the Revolving Credit Facility, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The interest rate in effect for the Credit Facility as of March 31, 2021, was 2.11%. As of March 31, 2021, we also had $400.0 million outstanding for the 2026 Notes.

See Note 3, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Stock Repurchase Program
There were no shares repurchased under the program during the three months ended March 31, 2021. Under the program to date, we have repurchased 46,357,495 shares for approximately $612.3 million. As of March 31, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $112.1 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.
Contractual Obligations and Commercial Commitments
For the three months ended March 31, 2021, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2020, other than as noted below.

Miami Facility Lease
During the three months ended March 31, 2021, we entered into a 10-year facility lease for our new headquarters in Miami, Florida.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2021. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at March 31, 2021, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.1 billion of debt outstanding as of March 31, 2021, with $747.4 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 2.11% as of March 31, 2021. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $1.6 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2020, other than as described below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Our software products may contain undetected defects, or errors may occur when our services are provided, which could damage our reputation with customers, decrease profitability, and expose us to liability.

Our software products are complex. Software may contain bugs or defects that could unexpectedly interfere with the operation of the software products when first introduced or as new versions are released. Additionally, errors could occur in the provision of our services, including processing services such as our bill payment services and other services delivered through the ACI On Demand platform. Software defects or service errors may result in the loss of, or delay in, market acceptance of our products and services and a corresponding loss of sales or revenues.

Customers depend upon our products and services for mission-critical applications, and product defects or service errors may hurt our reputation with customers. In addition, software product defects or errors could subject us to liability for damages, performance and warranty claims, and fines or penalties from governmental authorities, which could be material.

For example, in April 2021, erroneous ACH files were inadvertently transmitted to a processing bank while conducting a test of our ACH file production system. We processed reversal files at the first available opportunity to correct the error and worked diligently to ensure that any impacts to consumers were addressed and corrected. We nonetheless were contacted by consumer protection and regulatory agencies about this matter. We are cooperating with these government authorities in their inquiries, which could result in fines or penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2021 through January 31, 2021	—		$—	—	$112,088,000
February 1, 2021 through February 28, 2021	243,991	(1)	41.60	—	112,088,000
March 1, 2021 through March 31, 2021	104,609	(1)	38.76	—	112,088,000
Total	348,600		$40.75	—

(1)Pursuant to our 2005 and 2016 Equity and Performance Incentive Plans, we granted LTIPs, TSRs, and RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended March 31, 2021, 1,199,587 shares of LTIPs, TSRs, and RSUs vested. We withheld 348,600 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of March 31, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $112.1 million.

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
(2)Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed March 23, 2021.
(3)Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: May 6, 2021	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)