Form 10-Q
period 2021-06-30
ACI WORLDWIDE, INC.
filed 2021-08-05
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 2, 2021, there were 117,484,424 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$146,213	$165,374
Receivables, net of allowances of $3,578 and $3,912, respectively	289,351	342,879
Settlement assets	486,983	605,008
Prepaid expenses	31,258	24,288
Other current assets	31,425	17,365
Total current assets	985,230	1,154,914
Noncurrent assets
Accrued receivables, net	190,399	215,772
Property and equipment, net	61,527	64,734
Operating lease right-of-use assets	51,511	41,243
Software, net	180,873	196,456
Goodwill	1,280,226	1,280,226
Intangible assets, net	303,151	321,983
Deferred income taxes, net	64,857	57,476
Other noncurrent assets	57,406	54,099
TOTAL ASSETS	$3,175,180	$3,386,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$37,899	$41,223
Settlement liabilities	489,302	604,096
Employee compensation	39,894	48,560
Current portion of long-term debt	36,067	34,265
Deferred revenue	97,503	95,849
Other current liabilities	65,794	81,612
Total current liabilities	766,459	905,605
Noncurrent liabilities
Deferred revenue	32,524	33,564
Long-term debt	1,071,822	1,120,742
Deferred income taxes, net	35,208	40,504
Operating lease liabilities	48,008	39,958
Other noncurrent liabilities	42,599	39,933
Total liabilities	1,996,620	2,180,306
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2021, and December 31, 2020	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2021, and December 31, 2020	702	702
Additional paid-in capital	676,399	682,431
Retained earnings	1,008,046	1,003,490
Treasury stock, at cost, 23,040,631 and 23,412,870 shares at June 30, 2021, and December 31, 2020, respectively	(412,492)	(387,581)
Accumulated other comprehensive loss	(94,095)	(92,445)
Total stockholders’ equity	1,178,560	1,206,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,175,180	$3,386,903
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Software as a service and platform as a service	$196,328	$180,573	$392,074	$373,523
License	34,727	50,136	55,929	78,265
Maintenance	53,155	52,749	105,518	106,029
Services	17,459	16,452	33,334	33,578
Total revenues	301,669	299,910	586,855	591,395
Operating expenses
Cost of revenue (1)	158,614	147,346	318,099	313,183
Research and development	35,029	35,578	69,543	74,602
Selling and marketing	28,660	24,455	56,798	54,538
General and administrative	31,937	29,758	59,712	65,684
Depreciation and amortization	32,005	33,635	63,589	65,533
Total operating expenses	286,245	270,772	567,741	573,540
Operating income	15,424	29,138	19,114	17,855
Other income (expense)
Interest expense	(11,260)	(14,142)	(22,735)	(31,313)
Interest income	2,865	2,954	5,719	5,854
Other, net	1,434	2,041	52	(7,717)
Total other income (expense)	(6,961)	(9,147)	(16,964)	(33,176)
Income (loss) before income taxes	8,463	19,991	2,150	(15,321)
Income tax expense (benefit)	1,962	5,916	(2,406)	(4,969)
Net income (loss)	$6,501	$14,075	$4,556	$(10,352)
Income (loss) per common share
Basic	$0.06	$0.12	$0.04	$(0.09)
Diluted	$0.05	$0.12	$0.04	$(0.09)
Weighted average common shares outstanding
Basic	117,718	116,033	117,605	116,019
Diluted	119,010	117,264	118,958	116,019

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$6,501	$14,075	$4,556	$(10,352)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,466	(582)	(1,650)	(6,751)
Total other comprehensive income (loss)	1,466	(582)	(1,650)	(6,751)
Comprehensive income (loss)	$7,967	$13,493	$2,906	$(17,103)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2021	$702	$670,018	$1,001,545	$(378,987)	$(95,561)	$1,197,717
Net income	—	—	6,501	—	—	6,501
Other comprehensive income	—	—	—	—	1,466	1,466
Stock-based compensation	—	7,720	—	—	—	7,720
Shares issued and forfeited, net, under stock plans	—	(1,339)	—	6,496	—	5,157
Repurchase of 1,000,000 shares of common stock	—	—	—	(39,411)	—	(39,411)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(590)	—	(590)
Balance as of June 30, 2021	$702	$676,399	$1,008,046	$(412,492)	$(94,095)	$1,178,560

	Three Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2020	$702	$656,723	$906,403	$(398,278)	$(97,752)	$1,067,798
Net income	—	—	14,075	—	—	14,075
Other comprehensive loss	—	—	—	—	(582)	(582)
Stock-based compensation	—	7,932	—	—	—	7,932
Shares issued and forfeited, net, under stock plans	—	2,899	—	(1,234)	—	1,665
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(151)	—	(151)
Balance as of June 30, 2020	$702	$667,554	$920,478	$(399,663)	$(98,334)	$1,090,737
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2020	$702	$682,431	$1,003,490	$(387,581)	$(92,445)	$1,206,597
Net income	—	—	4,556	—	—	4,556
Other comprehensive loss	—	—	—	—	(1,650)	(1,650)
Stock-based compensation	—	14,423	—	—	—	14,423
Shares issued and forfeited, net, under stock plans	—	(20,455)	—	29,296	—	8,841
Repurchase of 1,000,000 shares of common stock	—	—	—	(39,411)	—	(39,411)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(14,796)	—	(14,796)
Balance as of June 30, 2021	$702	$676,399	$1,008,046	$(412,492)	$(94,095)	$1,178,560

	Six Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	$702	$667,658	$930,830	$(377,639)	$(91,583)	$1,129,968
Net loss	—	—	(10,352)	—	—	(10,352)
Other comprehensive loss	—	—	—	—	(6,751)	(6,751)
Stock-based compensation	—	14,882	—	—	—	14,882
Shares issued and forfeited, net, under stock plans	—	(14,986)	—	17,981	—	2,995
Repurchase of 1,000,000 shares of common stock	—	—	—	(28,881)	—	(28,881)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(11,124)	—	(11,124)
Balance as of June 30, 2020	$702	$667,554	$920,478	$(399,663)	$(98,334)	$1,090,737
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,556	$(10,352)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	10,708	11,752
Amortization	56,278	57,762
Amortization of operating lease right-of-use assets	5,000	8,801
Amortization of deferred debt issuance costs	2,357	2,416
Deferred income taxes	(9,558)	(4,742)
Stock-based compensation expense	14,423	14,882
Other	436	1,772
Changes in operating assets and liabilities:
Receivables	76,754	29,053
Accounts payable	(2,540)	6,287
Accrued employee compensation	(8,401)	8,177
Deferred revenue	297	22,236
Other current and noncurrent assets and liabilities	(42,094)	(22,515)
Net cash flows from operating activities	108,216	125,529
Cash flows from investing activities:
Purchases of property and equipment	(8,075)	(10,615)
Purchases of software and distribution rights	(15,652)	(15,057)
Net cash flows from investing activities	(23,727)	(25,672)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,648	1,894
Proceeds from exercises of stock options	7,044	1,122
Repurchase of stock-based compensation awards for tax withholdings	(14,796)	(11,124)
Repurchases of common stock	(39,411)	(28,881)
Proceeds from revolving credit facility	—	30,000
Repayment of revolving credit facility	(30,000)	(69,000)
Repayment of term portion of credit agreement	(19,475)	(19,475)
Payments on or proceeds from other debt, net	(8,272)	(4,686)
Net cash flows from financing activities	(103,262)	(100,150)
Effect of exchange rate fluctuations on cash	(388)	8,118
Net increase (decrease) in cash and cash equivalents	(19,161)	7,825
Cash and cash equivalents, beginning of period	165,374	121,398
Cash and cash equivalents, end of period	$146,213	$129,223
Supplemental cash flow information
Income taxes paid	$21,263	$12,121
Interest paid	$20,242	$29,026
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2020, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 25, 2021. Results for the three and six months ended June 30, 2021, are not necessarily indicative of results that may be attained in the future.

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

Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic that began in early 2020. The COVID-19 pandemic, and the measures imposed by the governments of various countries, states, cities, and other geographic regions to prevent its spread, have negatively impacted global economic and market conditions, including levels of consumer and business spending. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as vaccination rates vary by geography, new variants spread, and the response to the pandemic and available information continues to be evolving. The Company has experienced changes in volumes for certain Merchant and Biller customers and has received limited requests for extended payment terms under existing contracts. Continuing economic disruptions could have a material adverse effect on our business as our customers curtail and reduce capital and overall spending.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	June 30, 2021	December 31, 2020
Vendor financed licenses	$10,216	$12,901
Operating lease liabilities	11,174	13,438
Royalties payable	3,464	3,959
Accrued interest	8,735	8,745
Other	32,205	42,569
Total other current liabilities	$65,794	$81,612

Leases
The Company’s operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities. During the six months ended June 30, 2021, the new corporate headquarters operating lease commenced. In recognition of this lease, an operating lease right of use asset of $12.9 million and an operating lease liability of $15.2 million was incurred. These amounts are included within operating lease right-of-use assets and other current liabilities and operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2021.

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2021, and December 31, 2020, was $208.3 million and $246.8 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $419.5 million and $424.5 million as of June 30, 2021, and December 31, 2020, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and had previously identified ACI On Demand and ACI On Premise, the operating segments at the time, as the reporting units. As of June 30, 2021, the Company's goodwill balance of $1.3 billion was allocated to these two reporting units, with $554.3 million allocated to ACI On Demand and $725.9 million allocated to ACI On Premise.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $19.4 million and $19.3 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of June 30, 2021, and December 31, 2020, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Billed receivables	$142,264	$179,177
Allowance for doubtful accounts	(3,578)	(3,912)
Billed receivables, net	138,686	175,265
Current accrued receivables, net	150,665	167,614
Long-term accrued receivables, net	190,399	215,772
Total accrued receivables, net	341,064	383,386
Total receivables, net	$479,750	$558,651

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of June 30, 2021, or December 31, 2020.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2020	$129,413
Deferral of revenue	67,734
Recognition of deferred revenue	(67,134)
Foreign currency translation	14
Balance, June 30, 2021	$130,027

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

Revenue allocated to remaining performance obligations was $804.2 million as of June 30, 2021, of which the Company expects to recognize approximately 53% over the next 12 months and the remainder thereafter.

During the three and six months ended June 30, 2021 and 2020, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Debt
As of June 30, 2021, the Company had $25.0 million, $697.6 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $473.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of June 30, 2021, was 2.10%.

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

Maturities on debt outstanding as of June 30, 2021, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2021	$19,475
2022	50,431
2023	69,906
2024	582,823
2025	—
Thereafter	400,000
Total	$1,122,635

As of June 30, 2021, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Term loans	$697,635	$717,110
Revolving credit facility	25,000	55,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(14,746)	(17,103)
Total debt	1,107,889	1,155,007
Less: current portion of term loans	40,694	38,950
Less: current portion of debt issuance costs	(4,627)	(4,685)
Total long-term debt	$1,071,822	$1,120,742

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.250% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of June 30, 2021, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2020, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of June 30, 2021, $4.6 million was outstanding on these agreements, of which $2.4 million and $2.2 million are included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet. As of December 31, 2020, $7.8 million was outstanding on these agreements, of which $5.6 million and $2.2 million are included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.
4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for resale	$130,737	$(127,237)	$3,500	$130,261	$(123,418)	$6,843
Software for internal use	445,343	(267,970)	177,373	430,330	(240,717)	189,613
Total software	$576,080	$(395,207)	$180,873	$560,591	$(364,135)	$196,456

Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended June 30, 2021 and 2020, totaled $1.4 million and $2.1 million, respectively. Software for resale amortization expense recorded during the six months ended June 30, 2021 and 2020, totaled $3.4 million and $4.0 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended June 30, 2021 and 2020, totaled $17.4 million and $18.5 million, respectively. Software for internal use amortization expense recorded during the six months ended June 30, 2021 and 2020, totaled $34.3 million and $35.2 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$511,710	$(214,845)	$296,865	$512,389	$(197,787)	$314,602
Trademarks and trade names	24,049	(17,763)	6,286	24,115	(16,734)	7,381
Total other intangible assets	$535,759	$(232,608)	$303,151	$536,504	$(214,521)	$321,983

Other intangible assets amortization expense recorded during both the three months ended June 30, 2021 and 2020, totaled $9.2 million. Other intangible assets amortization expense recorded during both the six months ended June 30, 2021 and 2020, totaled $18.5 million.

Based on capitalized intangible assets as of June 30, 2021, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2021	$36,132	$18,518
2022	56,235	36,881
2023	38,403	36,551
2024	23,197	32,016
2025	19,123	23,398
Thereafter	7,783	155,787
Total	$180,873	$303,151

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the six months ended June 30, 2021 and 2020, totaled 55,486 and 72,228, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2020	2,186,511	$17.87
Exercised	(369,103)	19.09
Outstanding as of June 30, 2021	1,817,408	$17.63	3.57	$35,460,553
Exercisable as of June 30, 2021	1,817,408	$17.63	3.57	$35,460,553

The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020, was $7.6 million and $10.5 million, respectively. There were no stock options granted during the six months ended June 30, 2021 or 2020.

Long-term Incentive Program Performance Share Awards
During the six months ended June 30, 2021, the Company modified the performance target for the remaining outstanding long-term incentive program performance shares ("LTIP performance shares") in consideration of the impact of the COVID-19 pandemic, resulting in additional stock-based compensation expense of approximately $0.4 million. During the six months ended June 30, 2021, a total of 10,457 LTIP performance shares vested. The Company withheld 4,527 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards ("TSRs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,367,728	$34.59
Granted	367,317	50.60
Vested	(782,588)	31.31
Forfeited	(83,519)	37.18
Change in payout rate	391,294	31.31
Nonvested as of June 30, 2021	1,260,232	$40.11

During the six months ended June 30, 2021, a total of 782,588 TSRs awards granted in fiscal 2018 vested and achieved a payout rate of 200% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 205,373 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the six months ended June 30, 2021 and 2020, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted average assumptions:

	Six Months Ended June 30,
	2021	2020
Expected life (years)	2.8	2.8
Risk-free interest rate	0.3%	0.5%
Expected volatility	41.2%	31.4%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,118,182	$27.34
Granted	578,220	39.27
Vested	(518,350)	27.66
Forfeited	(149,623)	29.38
Nonvested as of June 30, 2021	1,028,429	$33.59

During the six months ended June 30, 2021, a total of 518,350 RSUs vested. The Company withheld 153,845 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2021, there were unrecognized compensation costs of $29.9 million and $26.7 million related to nonvested RSUs and TSRs, respectively, which the Company expects to recognize over weighted average periods of 2.1 years and 2.2 years.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2021 and 2020, of $7.7 million and $7.9 million, respectively, with corresponding tax benefits of $1.2 million and $1.4 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2021 and 2020, of $14.4 million and $14.9 million, respectively, with corresponding tax benefits of $2.2 million and $2.8 million, respectively.

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

The Company repurchased 1,000,000 shares for $39.4 million during the six months ended June 30, 2021. Under the program to date, the Company has repurchased 47,357,495 shares for approximately $651.7 million. As of June 30, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was $72.7 million.
7. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed in accordance with ASC 260, Earnings Per Share, based on weighted average outstanding common shares. Diluted earnings (loss) per share is computed based on basic weighted average outstanding common shares adjusted for the dilutive effect of stock options, RSUs, and certain contingently issuable shares for which performance targets have been achieved.

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic weighted average shares outstanding	117,718	116,033	117,605	116,019
Add: Dilutive effect of stock options and RSUs	1,292	1,231	1,353	—
Diluted weighted average shares outstanding	119,010	117,264	118,958	116,019

The diluted earnings per share computation excludes 1.3 million and 1.8 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended June 30, 2021 and 2020, respectively, as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 1.4 million and 6.1 million options to purchase shares, RSUs, and contingently issuable shares during the six months ended June 30, 2021 and 2020, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2021, and December 31, 2020, was 117,484,424 and 117,112,185, respectively.
8. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.4 million and $2.0 million of income for the three months ended June 30, 2021 and 2020, respectively. Other, net was $0.1 million of income and $7.7 million of expense for the six months ended June 30, 2021 and 2020, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Banks	$114,051	$125,386	$209,968	$231,207
Merchants	37,424	37,314	76,094	69,109
Billers	150,194	137,210	300,793	291,079
Total revenue	$301,669	$299,910	$586,855	$591,395
Segment Adjusted EBITDA
Banks	$54,465	$68,385	$91,660	$110,821
Merchants	13,041	12,838	27,766	19,256
Billers	34,603	34,305	68,624	64,539
Depreciation and amortization	(33,403)	(35,692)	(66,986)	(69,514)
Stock-based compensation expense	(7,720)	(7,932)	(14,423)	(14,882)
Corporate and unallocated expenses	(45,562)	(42,766)	(87,527)	(92,365)
Interest, net	(8,395)	(11,188)	(17,016)	(25,459)
Other, net	1,434	2,041	52	(7,717)
Income (loss) before income taxes	$8,463	$19,991	$2,150	$(15,321)

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$150,194	$150,194
Digital Business Banking	15,700	—	—	15,700
Merchant Payments	—	37,424	—	37,424
Fraud Management	10,457	—	—	10,457
Real-Time Payments	17,711	—	—	17,711
Issuing and Acquiring	70,183	—	—	70,183
Total	$114,051	$37,424	$150,194	$301,669

	Three Months Ended June 30, 2020
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$137,210	$137,210
Digital Business Banking	15,056	—	—	15,056
Merchant Payments	—	37,314	—	37,314
Fraud Management	7,400	—	—	7,400
Real-Time Payments	25,926	—	—	25,926
Issuing and Acquiring	77,004	—	—	77,004
Total	$125,386	$37,314	$137,210	$299,910

	Six Months Ended June 30, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$300,793	$300,793
Digital Business Banking	30,792	—	—	30,792
Merchant Payments	—	76,094	—	76,094
Fraud Management	16,681	—	—	16,681
Real-Time Payments	30,896	—	—	30,896
Issuing and Acquiring	131,599	—	—	131,599
Total	$209,968	$76,094	$300,793	$586,855

	Six Months Ended June 30, 2020
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$291,079	$291,079
Digital Business Banking	30,884	—	—	30,884
Merchant Payments	—	69,109	—	69,109
Fraud Management	13,670	—	—	13,670
Real-Time Payments	44,162	—	—	44,162
Issuing and Acquiring	142,491	—	—	142,491
Total	$231,207	$69,109	$291,079	$591,395

The following is revenue by the Company's reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Banks
Software as a service and platform as a service	$14,482	$13,710	$28,761	$27,155
License	33,913	47,642	51,931	74,738
Maintenance	49,132	48,530	97,262	97,642
Services	16,524	15,504	32,014	31,672
Total	$114,051	$125,386	$209,968	$231,207
Merchants
Software as a service and platform as a service	$31,732	$29,739	$62,775	$55,549
License	814	2,494	3,904	3,433
Maintenance	3,943	4,133	8,095	8,221
Services	935	948	1,320	1,906
Total	$37,424	$37,314	$76,094	$69,109
Billers
Software as a service and platform as a service	$150,114	$137,124	$300,538	$290,819
License	—	—	94	94
Maintenance	80	86	161	166
Services	—	—	—	—
Total	$150,194	$137,210	$300,793	$291,079

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
United States	$195,830	$207,381	$387,807	$412,174
Other	105,839	92,529	199,048	179,221
Total	$301,669	$299,910	$586,855	$591,395

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	June 30, 2021	December 31, 2020
Long-lived Assets
United States	$1,400,384	$1,423,862
Other	724,709	750,651
Total	$2,125,093	$2,174,513

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2021 and 2020. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three and six months ended June 30, 2021 and 2020.
10. Income Taxes
For the three and six months ended June 30, 2021, the Company's effective tax rate was 23% and (112)%, respectively. The Company reported tax expense on pretax income for the three months ended June 30, 2021, and a tax benefit on pretax income for the six months ended June 30, 2021, with foreign entities recognizing earnings of $10.2 million and $9.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2021, was positively impacted by excess tax benefits on equity-based compensation.

For the three and six months ended June 30, 2020, the Company's effective tax rate was 30% and 32%, respectively. The Company reported tax expense on pretax income for the three months ended June 30, 2020 and a tax benefit on a pretax loss for the six months ended June 30, 2020, with foreign entities recognizing earnings of $10.7 million and losses of $3.7 million, respectively. The effective tax rate for the three months ended June 30, 2020, was negatively impacted by state income tax charges on a domestic profit. The effective tax rate for the six months ended June 30, 2020, was positively impacted by excess tax benefits on equity-based compensation and state income tax benefits on a domestic loss.

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

As of June 30, 2021, and December 31, 2020, the amount of unrecognized tax benefits for uncertain tax positions was $24.6 million and $24.3 million, respectively, excluding related liabilities for interest and penalties of $1.3 million and $1.2 million as of June 30, 2021, and December 31, 2020, respectively.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and six months ended June 30, 2021, are not necessarily indicative of results that may be attained in the future.

COVID-19 Pandemic
The COVID-19 pandemic has resulted in authorities implementing numerous measures to try to contain the virus. These measures may remain in place for a significant period of time, or may be reinstituted after being temporarily lifted, and could adversely affect our business, operations and financial condition as well as the business, operations and financial conditions of our customers and business partners. The spread of the virus has also caused us to modify our business practices (including employee work locations and cancellation of physical participation in meetings) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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

We believe we have sufficient liquidity to continue business operations during this volatile and uncertain period. We have $619.7 million of available liquidity as of June 30, 2021, consisting of cash on hand and availability under our revolving credit facility. To address the potential long-term financial impacts of the virus, we have delayed non-essential capital spending and operating expenses.

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

Our products are sold and supported directly and through distribution networks covering three geographic regions – the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific. Each region has a globally coordinated sales force, supplemented with local independent reseller and/or distributor networks. Our products and solutions are used globally by banks, intermediaries, merchants, and billers, such as third-party electronic payment processors, payment associations, switch interchanges, and a wide range of transaction-generating endpoints, including ATMs, merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of digital payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry, as well as economic growth and purchasing habits. Our products are marketed under the ACI Worldwide brand.

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

Adoption of real-time payments. Expectations from both consumers and businesses, are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format, which promises to deliver greater value to banks and their customers. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth (further driven by COVID-19) and new payment types. Mature markets, including India, the United Kingdom, Australia, Malaysia, Singapore, Thailand, and the Nordics (P27), continue to accelerate innovation, especially in terms of overlay services and cross-border connectivity. The United States is driving real-time payments adoption through Zelle, TCH Real-Time Payments, and the planned FedNow service, while Brazil's PIX was recently launched in November. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard, Microsoft, and Mindgate Solutions continue to position us as the leader in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of June 30, 2021, March 31, 2021, and December 31, 2020 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	June 30, 2021	March 31, 2021	December 31, 2020
Banks	$2,248	$2,117	$2,167
Merchants	839	811	808
Billers	3,094	3,016	3,064
Total	$6,181	$5,944	$6,039

	June 30, 2021	March 31, 2021	December 31, 2020
Committed	$2,283	$2,308	$2,447
Renewal	3,898	3,636	3,592
Total	$6,181	$5,944	$6,039

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended June 30, 2021, Compared to the Three Month Period Ended June 30, 2020

	Three Months Ended June 30,
	2021				2020
	Amount	% of Total Revenue	$ Change vs 2020	% Change vs 2020	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$196,328	65%	$15,755	9%	$180,573	60%
License	34,727	11%	(15,409)	(31)%	50,136	17%
Maintenance	53,155	18%	406	1%	52,749	18%
Services	17,459	6%	1,007	6%	16,452	5%
Total revenues	301,669	100%	1,759	1%	299,910	100%
Operating expenses:
Cost of revenue	158,614	53%	11,268	8%	147,346	49%
Research and development	35,029	12%	(549)	(2)%	35,578	12%
Selling and marketing	28,660	10%	4,205	17%	24,455	8%
General and administrative	31,937	11%	2,179	7%	29,758	10%
Depreciation and amortization	32,005	11%	(1,630)	(5)%	33,635	11%
Total operating expenses	286,245	97%	15,473	6%	270,772	90%
Operating income	15,424	3%	(13,714)	(47)%	29,138	10%
Other income (expense):
Interest expense	(11,260)	(4)%	2,882	(20)%	(14,142)	(5)%
Interest income	2,865	1%	(89)	(3)%	2,954	1%
Other, net	1,434	—%	(607)	(30)%	2,041	1%
Total other income (expense)	(6,961)	(3)%	2,186	(24)%	(9,147)	(3)%
Income before income taxes	8,463	—%	(11,528)	(58)%	19,991	7%
Income tax expense	1,962	1%	(3,954)	(67)%	5,916	2%
Net income	$6,501	(1)%	$(7,574)	(54)%	$14,075	5%

Revenues
Total revenue for the three months ended June 30, 2021, increased $1.8 million, or 1%, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $4.3 million increase in total revenue during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, total revenue for the three months ended June 30, 2021, decreased $2.6 million, or 1%, as compared to the same period in 2020.

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

SaaS and PaaS revenue increased $15.8 million, or 9%, during the three months ended June 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.5 million increase in SaaS and PaaS revenue during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended June 30, 2021, increased $14.3 million, or 8%, as compared to the same period in 2020.
•The increase was primarily due to changes in the timing of assessments and due dates by Billers that use the Company's technology to enable customer payments of federal, state and local taxes.

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

License revenue decreased $15.4 million, or 31%, during the three months ended June 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in license revenue during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, license revenue for the three months ended June 30, 2021, decreased $15.8 million, or 32%, as compared to the same period in 2020.
•The decrease was primarily driven by the timing and relative size of license and capacity events during the three months ended June 30, 2021, as compared to the same period in 2020.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $0.4 million, or 1%, during the three months ended June 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $2.0 million increase in maintenance revenue during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended June 30, 2021, decreased $1.6 million, or 3%, as compared to the same period in 2020.

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

Services revenue increased $1.0 million, or 6%, during the three months ended June 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in services revenue during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, services revenue for the three months ended June 30, 2021, increased $0.6 million, or 3%, as compared to the same period in 2020.

Operating Expenses
Total operating expenses for the three months ended June 30, 2021, increased $15.5 million, or 6%, as compared to the same period in 2020.
•Total operating expenses for the three months ended June 30, 2021, included $3.4 million of expenses related to significant transaction and cost reduction strategies implemented during the period. Total operating expenses for the three months ended June 30, 2020, included $5.0 million of significant transaction-related expenses associated with the acquisition of Speedpay from The Western Union Company and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $4.5 million increase in total operating expenses during the three months ended June 30, 2021, compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the three months ended June 30, 2021, increased $12.6 million, or 5%, compared to the same period in 2020.

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

Cost of revenue increased $11.3 million, or 8%, during the three months ended June 30, 2021, compared to the same period in 2020.
•Cost of revenue for the three months ended June 30, 2020, included $2.3 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.8 million increase in cost of revenue during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, cost of revenue increased $11.7 million, or 8%, for the three months ended June 30, 2021, as compared to the same period in 2020.
•The increase was primarily due to higher payment card interchange and processing fees of $12.7 million, partially offset by lower personnel and related expenses of $1.0 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $0.5 million, or 2%, during the three months ended June 30, 2021, as compared to the same period in 2020.
•R&D expense for the three months ended June 30, 2021, included $0.5 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period. R&D expense for the three months ended June 30, 2020, included $0.3 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.8 million increase in R&D expense during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, R&D expense decreased $1.6 million, or 4%, for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to lower personnel and related expenses.

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

Selling and marketing expense increased $4.2 million, or 17%, during the three months ended June 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.8 million increase in selling and marketing expense during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $3.4 million, or 14%, for the three months ended June 30, 2021, as compared to the same period in 2020.
•The increase was primarily due to higher personnel and related expenses and professional fees of $2.4 million and $1.0 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $2.2 million, or 7%, during the three months ended June 30, 2021, as compared to the same period in 2020.
•General and administrative expenses for the three months ended June 30, 2021, included $2.9 million of significant transaction-related expenses and cost reduction strategies implemented during the period. General and administrative expenses for the three months ended June 30, 2020, included $2.5 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.7 million increase in general and administrative expense during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense increased $1.1 million, or 4%, for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to higher personnel and related expenses.

Depreciation and Amortization
Depreciation and amortization decreased $1.6 million, or 5%, during the three months ended June 30, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.5 million increase in depreciation and amortization during the three months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, depreciation and amortization decreased $2.1 million, or 6%, for the three months ended June 30, 2021, as compared to the same period in 2020.

Other Income and Expense
Interest expense for the three months ended June 30, 2021, decreased $2.9 million, or 20%, as compared to the same period in 2020, primarily due to lower comparative debt balances.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended June 30, 2021 was flat compared to the same period in 2020.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.4 million and $2.0 million of income for the three months ended June 30, 2021 and 2020, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Six Month Period Ended June 30, 2021, Compared to the Six Month Period Ended June 30, 2020

	Six Months Ended June 30,
	2021				2020
	Amount	% of Total Revenue	$ Change vs 2020	% Change vs 2020	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$392,074	67%	$18,551	5%	$373,523	63%
License	55,929	9%	(22,336)	(29)%	78,265	13%
Maintenance	105,518	18%	(511)	—%	106,029	18%
Services	33,334	6%	(244)	(1)%	33,578	6%
Total revenues	586,855	100%	(4,540)	(1)%	591,395	100%
Operating expenses:
Cost of revenue	318,099	54%	4,916	2%	313,183	53%
Research and development	69,543	12%	(5,059)	(7)%	74,602	13%
Selling and marketing	56,798	10%	2,260	4%	54,538	9%
General and administrative	59,712	10%	(5,972)	(9)%	65,684	11%
Depreciation and amortization	63,589	11%	(1,944)	(3)%	65,533	11%
Total operating expenses	567,741	97%	(5,799)	(1)%	573,540	97%
Operating income	19,114	3%	1,259	7%	17,855	3%
Other income (expense):
Interest expense	(22,735)	(4)%	8,578	(27)%	(31,313)	(5)%
Interest income	5,719	1%	(135)	(2)%	5,854	1%
Other, net	52	—%	7,769	(101)%	(7,717)	(1)%
Total other income (expense)	(16,964)	(3)%	16,212	(49)%	(33,176)	(5)%
Income (loss) before income taxes	2,150	—%	17,471	(114)%	(15,321)	(2)%
Income tax benefit	(2,406)	—%	2,563	(52)%	(4,969)	(1)%
Net income (loss)	$4,556	—%	$14,908	(144)%	$(10,352)	(1)%

Revenues
Total revenue for the six months ended June 30, 2021, decreased $4.5 million, or 1%, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $7.4 million increase in total revenue during the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, total revenue for the six months ended June 30, 2021, decreased $11.9 million, or 2%, compared to the same period in 2020.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $18.6 million, or 5%, during the six months ended June 30, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in $2.6 million increase in SaaS and PaaS revenue during the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the six months ended June 30, 2021, increased $15.9 million, or 4%, compared to the same period in 2020.
•The increase was primarily due to changes in the timing of assessments and due dates by Billers that use the Company's technology to enable customer payments of federal, state, and local taxes.

License Revenue
License revenue decreased $22.3 million, or 29%, during the six months ended June 30, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.8 million increase in license revenue during the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, license revenue for the six months ended June 30, 2021, decreased $23.1 million, or 30%, compared to the same period in 2020.
•The decrease was primarily driven by the timing and relative size of license and capacity events during the six months ended June 30, 2021, as compared to the same period in 2020.

Maintenance Revenue
Maintenance revenue decreased $0.5 million during the six months ended June 30, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $3.0 million increase in maintenance revenue during the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, maintenance revenue for the six months ended June 30, 2021, decreased $3.5 million, or 3%, compared to the same period in 2020.

Services Revenue
Services revenue decreased $0.2 million, or 1%, during the six months ended June 30, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $1.0 million increase in services revenue during the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, services revenue for the six months ended June 30, 2021, decreased $1.2 million, or 4%, compared to the same period in 2020.

Operating Expenses
Total operating expenses for the six months ended June 30, 2021, decreased $5.8 million, or 1%, as compared to the same period in 2020.
•Total operating expenses for the six months ended June 30, 2021, included $4.6 million of expenses related to significant transaction and cost reduction strategies implemented during the period. Total operating expenses for the six months ended June 30, 2020, included $13.5 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $7.9 million increase in total operating expenses for the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the six months ended June 30, 2021, decreased $4.7 million, or 1%, compared to the same period in 2020.

Cost of Revenue
Cost of revenue increased $4.9 million, or 2%, during the six months ended June 30, 2021, compared to the same period in 2020.
•Cost of revenue for the six months ended June 30, 2020, included $2.3 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $3.1 million increase in cost of revenue during the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, cost of revenue increased $4.1 million, or 1%, for the six months ended June 30, 2021, as compared to the same period in 2020.
•The increase was primarily due to higher payment card interchange and processing fees of $11.2 million, partially offset by lower personnel and related expenses of $7.1 million.

Research and Development
R&D expense decreased $5.1 million, or 7%, during the six months ended June 30, 2021, as compared to the same period in 2020.
•R&D expense for the six months ended June 30, 2021, included $0.9 million of expenses related to significant transaction and cost reduction strategies implemented during the period. R&D expense for the six months ended June 30, 2020, included $0.3 million of significant transaction-related expenses and cost reduction strategies implemented during the period.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $1.4 million increase in R&D expense during the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related items and foreign currency, R&D expense decreased $7.1 million, or 9%, for the six months ended June 30, 2021, as compared to the same period in 2020.
•The decrease was primarily due to lower personnel and related expenses and professional fees of $5.8 million and $1.3 million, respectively.

Selling and Marketing
Selling and marketing expense increased $2.3 million, or 4%, during the six months ended June 30, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $1.4 million increase in selling and marketing expense for the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $0.9 million, or 2%, for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to higher professional fees.

General and Administrative
General and administrative expense decreased $6.0 million, or 9%, during the six months ended June 30, 2021, as compared to the same period in 2020.
•General and administrative expenses for the six months ended June 30, 2021 included $3.7 million of expenses related to significant transaction and cost reduction strategies implemented during the period. General and administrative expense for the six months ended June 30, 2020, included $11.0 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $1.1 million increase in general and administrative expenses during the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense increased $0.3 million, for the six months ended June 30, 2021, as compared to the same period in 2020.

Depreciation and Amortization
Depreciation and amortization decreased $1.9 million, or 3%, during the six months ended June 30, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.9 million increase in depreciation and amortization expense during the six months ended June 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, depreciation and amortization decreased $2.8 million, or 4%, for the six months ended June 30, 2021, as compared to the same period in 2020.

Other Income and Expense
Interest expense for the six months ended June 30, 2021, decreased $8.6 million, or 27%, as compared to the same period in 2020, primarily due to lower comparative debt balances.

Interest income for the six months ended June 30, 2021, decreased $0.1 million, or 2%, as compared to the same period in 2020.

Other, net was $0.1 million of income and $7.7 million of expense for the six months ended June 30, 2021 and 2020, respectively. Foreign currency loss was higher in 2020 due to the market volatility in the wake of the COVID-19 pandemic.

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

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Banks	$114,051	$125,386	$209,968	$231,207
Merchants	37,424	37,314	76,094	69,109
Billers	150,194	137,210	300,793	291,079
Total revenue	$301,669	$299,910	$586,855	$591,395
Segment Adjusted EBITDA
Banks	$54,465	$68,385	$91,660	$110,821
Merchants	13,041	12,838	27,766	19,256
Billers	34,603	34,305	68,624	64,539
Depreciation and amortization	(33,403)	(35,692)	(66,986)	(69,514)
Stock-based compensation expense	(7,720)	(7,932)	(14,423)	(14,882)
Corporate and unallocated expenses	(45,562)	(42,766)	(87,527)	(92,365)
Interest, net	(8,395)	(11,188)	(17,016)	(25,459)
Other, net	1,434	2,041	52	(7,717)
Income (loss) before income taxes	$8,463	$19,991	$2,150	$(15,321)

Banks Segment Adjusted EBITDA decreased $13.9 million for the three months ended June 30, 2021, compared to the same period in 2020, due to a $11.3 million decrease in revenue, primarily license revenue, and a $2.6 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA increased $0.2 for the three months ended June 30, 2021, compared to the same period in 2020, due to a $0.1 million increase in revenue and a $0.1 million decrease in cash operating expense.

Billers Segment Adjusted EBITDA increased $0.3 for the three months ended June 30, 2021, compared to the same period in 2020, due to a $13.0 million increase in SaaS and PaaS revenue, partially offset by a $12.7 million increase in cash operating expense, primarily due to higher payment card interchange and processing fees.

Banks Segment Adjusted EBITDA decreased $19.2 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a $21.2 million decrease in revenue, primarily license revenue, partially offset by a $2.1 million decrease in cash operating expense, primarily due to lower travel and entertainment expenses.

Merchants Segment Adjusted EBITDA increased $8.5 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a $7.0 million increase in revenue, primarily SaaS and PaaS revenue, and a $1.5 million decrease in cash operating expense, primarily due to lower personnel and related expenses.

Billers Segment Adjusted EBITDA increased $4.1 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a $9.7 million increase in SaaS and PaaS revenue, partially offset by a $5.6 million increase in cash operating expense, primarily due to higher payment card interchange and processing fees.

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

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$146,213	$165,374
Availability under revolving credit facility	473,500	443,500
Total liquidity	$619,713	$608,874

The increase in total liquidity is primarily attributable to positive operating cash flows of $108.2 million, partially offset by $39.4 million of payments related to stock repurchases, $23.7 million of payments to purchase property and equipment and software and distribution rights, $30.0 million of repayments on the Revolving Credit Facility, and $19.5 million of repayments on the Term Loans.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of June 30, 2021, the full $75.0 million was available.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 30, 2021, we had $146.2 million of cash and cash equivalents, of which $49.4 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of June 30, 2021, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of June 30, 2021.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used by):
Operating activities	$108,216	$125,529
Investing activities	(23,727)	(25,672)
Financing activities	(103,262)	(100,150)

Cash Flows from Operating Activities
Net cash flows provided by operating activities during the six months ended June 30, 2021, were $108.2 million as compared to $125.5 million during the same period in 2020. Net cash provided by operating activities primarily consists of net income adjusted to add back depreciation, amortization, and stock-based compensation. Cash flows provided by operating activities were $17.3 million lower for the six months ended June 30, 2021, compared to the same period in 2020, primarily attributable to the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, debt repayments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
During the first six months of 2021, we used cash of $23.7 million to purchase software, property, and equipment, as compared to $25.7 million during the same period in 2020.

Cash Flows from Financing Activities
Net cash flows used by financing activities for the six months ended June 30, 2021, were $103.3 million as compared to $100.2 million during the same period in 2020. During the first six months of 2021, we repaid $30.0 million on the Revolving Credit Facility and $19.5 million on the Term Loans. In addition, we used $39.4 million to repurchase common stock and $14.8 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $8.7 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first six months of 2020, we repaid a net $39.0 million on the Revolving Credit Facility and $19.5 million on the Initial Term Loans. In addition, we used $28.9 million to repurchase common stock and $11.1 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $3.0 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.

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

Debt
As of June 30, 2021, we had $25.0 million and $697.6 million outstanding under our Revolving Credit Facility and Term Loans, respectively, with up to $473.5 million of unused borrowings under the Revolving Credit Facility, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The interest rate in effect for the Credit Facility as of June 30, 2021, was 2.10%. As of June 30, 2021, we also had $400.0 million outstanding for the 2026 Notes.

See Note 3, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Stock Repurchase Program
We repurchased 1,000,000 shares for $39.4 million under the program during the six months ended June 30, 2021. Under the program to date, we have repurchased 47,357,495 shares for approximately $651.7 million. As of June 30, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $72.7 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments
For the six months ended June 30, 2021, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2020, other than as noted below.

Miami Facility Lease
During the six months ended June 30, 2021, the 10-year facility lease for our new headquarters in Miami, Florida commenced. In recognition of the lease an operating lease asset of $12.9 million and operating lease liability of $15.2 million was incurred. These amounts are included within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the condensed consolidated balance sheet as of June 30, 2021.
Microsoft Azure Agreement
During the six months ended June 30, 2021, we entered into a five-year, $45 million Microsoft Azure server and cloud commitment.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2021. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at June 30, 2021, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.1 billion of debt outstanding as of June 30, 2021, with $722.6 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 2.10% as of June 30, 2021. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $1.5 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2020 and our Form 10-Q for the quarter ended March 31, 2021, other than as described below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

For example, in April 2021, erroneous ACH files associated with one of our mortgage services customers were inadvertently transmitted to a processing bank while conducting a test of our ACH file production system. We processed reversal files at the first available opportunity to correct the error and worked diligently to ensure that any impacts to consumers were addressed and corrected. We nonetheless have been contacted by state and federal consumer protection and regulatory agencies about this matter. We are cooperating with these government authorities in their inquiries, which could result in fines or penalties. Any such fines or penalties could be material individually or in the aggregate. Additionally, our affected customer or consumers whose mortgage accounts were affected may make claims against us arising out of this incident. Any such claims, with or without merit, could be time consuming and result in costly litigation. The failure to successfully defend ourselves against such claims could have a material adverse effect on us.

We have a few new members on our senior management team, which coupled with the announced strategy to realign our organization structure and geographic footprint, may pose challenges to our operations as we transition to the new business model.

As a result of our Fit for Growth strategy which includes a realignment of our organizational structure and geographic footprint, we may experience personnel changes. We may face difficulties finding comparably experienced replacement employees exacerbated by the remaining impact of the COVID-19 pandemic and especially many employees continued remote working situation. Failure to meet these challenges successfully may have a material adverse effect on us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2021 through April 30, 2021	3	(1)	$40.42	—	$112,088,000
May 1, 2021 through May 31, 2021	1,000,000		39.41	1,000,000	72,677,000
June 1, 2021 through June 30, 2021	15,142	(1)	38.97	—	72,677,000
Total	1,015,145		$39.40	1,000,000

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plans, we granted RSUs. Under these plans, shares are issued without direct cost to the employee. During the three months ended June 30, 2021, 111,808 shares of RSUs vested. We withheld 15,145 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of June 30, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $72.7 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	ACI Worldwide, Inc. Restated Certificate of Incorporation
3.02	(2)	ACI Worldwide, Inc. Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01	(4)*	Form of Director Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(3)Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)Incorporated herein by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed June 8, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: August 5, 2021	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)