Form 10-Q
period 2021-09-30
ACI WORLDWIDE, INC.
filed 2021-11-04
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 2, 2021, there were 117,566,450 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$141,482	$165,374
Receivables, net of allowances of $2,544 and $3,912, respectively	299,336	342,879
Settlement assets	510,477	605,008
Prepaid expenses	29,820	24,288
Other current assets	30,420	17,365
Total current assets	1,011,535	1,154,914
Noncurrent assets
Accrued receivables, net	196,676	215,772
Property and equipment, net	61,689	64,734
Operating lease right-of-use assets	49,438	41,243
Software, net	166,936	196,456
Goodwill	1,280,226	1,280,226
Intangible assets, net	292,659	321,983
Deferred income taxes, net	64,775	57,476
Other noncurrent assets	60,556	54,099
TOTAL ASSETS	$3,184,490	$3,386,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,318	$41,223
Settlement liabilities	512,980	604,096
Employee compensation	46,689	48,560
Current portion of long-term debt	40,967	34,265
Deferred revenue	105,725	95,849
Other current liabilities	61,806	81,612
Total current liabilities	803,485	905,605
Noncurrent liabilities
Deferred revenue	32,912	33,564
Long-term debt	1,033,353	1,120,742
Deferred income taxes, net	31,951	40,504
Operating lease liabilities	45,354	39,958
Other noncurrent liabilities	41,881	39,933
Total liabilities	1,988,936	2,180,306
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2021, and December 31, 2020	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2021, and December 31, 2020	702	702
Additional paid-in capital	683,044	682,431
Retained earnings	1,021,810	1,003,490
Treasury stock, at cost, 22,994,595 and 23,412,870 shares at September 30, 2021, and December 31, 2020, respectively	(411,684)	(387,581)
Accumulated other comprehensive loss	(98,318)	(92,445)
Total stockholders’ equity	1,195,554	1,206,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,184,490	$3,386,903
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Software as a service and platform as a service	$191,456	$190,369	$583,530	$563,892
License	54,454	56,773	110,383	135,038
Maintenance	53,519	53,049	159,037	159,078
Services	17,485	15,692	50,819	49,270
Total revenues	316,914	315,883	903,769	907,278
Operating expenses
Cost of revenue (1)	158,712	158,579	476,811	471,762
Research and development	35,248	33,573	104,791	108,175
Selling and marketing	33,413	22,154	90,211	76,692
General and administrative	29,717	37,000	89,429	102,684
Depreciation and amortization	31,845	33,395	95,434	98,928
Total operating expenses	288,935	284,701	856,676	858,241
Operating income	27,979	31,182	47,093	49,037
Other income (expense)
Interest expense	(11,208)	(12,925)	(33,943)	(44,238)
Interest income	2,834	2,927	8,553	8,781
Other, net	(1,088)	1,356	(1,036)	(6,361)
Total other income (expense)	(9,462)	(8,642)	(26,426)	(41,818)
Income before income taxes	18,517	22,540	20,667	7,219
Income tax expense	4,753	6,674	2,347	1,705
Net income	$13,764	$15,866	$18,320	$5,514
Income per common share
Basic	$0.12	$0.14	$0.16	$0.05
Diluted	$0.12	$0.13	$0.15	$0.05
Weighted average common shares outstanding
Basic	117,512	116,558	117,574	116,217
Diluted	118,540	117,804	118,817	117,644

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$13,764	$15,866	$18,320	$5,514
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,223)	1,842	(5,873)	(4,909)
Total other comprehensive income (loss)	(4,223)	1,842	(5,873)	(4,909)
Comprehensive income	$9,541	$17,708	$12,447	$605

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2021	$702	$676,399	$1,008,046	$(412,492)	$(94,095)	$1,178,560
Net income	—	—	13,764	—	—	13,764
Other comprehensive loss	—	—	—	—	(4,223)	(4,223)
Stock-based compensation	—	6,367	—	—	—	6,367
Shares issued and forfeited, net, under stock plans	—	278	—	845	—	1,123
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(37)	—	(37)
Balance as of September 30, 2021	$702	$683,044	$1,021,810	$(411,684)	$(98,318)	$1,195,554

	Three Months Ended September 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2020	$702	$667,554	$920,478	$(399,663)	$(98,334)	$1,090,737
Net income	—	—	15,866	—	—	15,866
Other comprehensive income	—	—	—	—	1,842	1,842
Stock-based compensation	—	8,061	—	—	—	8,061
Shares issued and forfeited, net, under stock plans	—	326	—	6,038	—	6,364
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(26)	—	(26)
Balance as of September 30, 2020	$702	$675,941	$936,344	$(393,651)	$(96,492)	$1,122,844
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2020	$702	$682,431	$1,003,490	$(387,581)	$(92,445)	$1,206,597
Net income	—	—	18,320	—	—	18,320
Other comprehensive loss	—	—	—	—	(5,873)	(5,873)
Stock-based compensation	—	20,790	—	—	—	20,790
Shares issued and forfeited, net, under stock plans	—	(20,177)	—	30,141	—	9,964
Repurchase of 1,000,000 shares of common stock	—	—	—	(39,411)	—	(39,411)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(14,833)	—	(14,833)
Balance as of September 30, 2021	$702	$683,044	$1,021,810	$(411,684)	$(98,318)	$1,195,554

	Nine Months Ended September 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	$702	$667,658	$930,830	$(377,639)	$(91,583)	$1,129,968
Net income	—	—	5,514	—	—	5,514
Other comprehensive loss	—	—	—	—	(4,909)	(4,909)
Stock-based compensation	—	22,943	—	—	—	22,943
Shares issued and forfeited, net, under stock plans	—	(14,660)	—	24,019	—	9,359
Repurchase of 1,000,000 shares of common stock	—	—	—	(28,881)	—	(28,881)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(11,150)	—	(11,150)
Balance as of September 30, 2020	$702	$675,941	$936,344	$(393,651)	$(96,492)	$1,122,844
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$18,320	$5,514
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	15,838	18,012
Amortization	84,528	86,992
Amortization of operating lease right-of-use assets	7,752	14,145
Amortization of deferred debt issuance costs	3,525	3,613
Deferred income taxes	(11,742)	(10,540)
Stock-based compensation expense	20,790	22,943
Other	(27)	4,339
Changes in operating assets and liabilities:
Receivables	55,953	41,261
Accounts payable	(5,080)	1,680
Accrued employee compensation	(1,140)	13,585
Deferred revenue	10,339	14,361
Other current and noncurrent assets and liabilities	(51,158)	(23,847)
Net cash flows from operating activities	147,898	192,058
Cash flows from investing activities:
Purchases of property and equipment	(12,968)	(14,091)
Purchases of software and distribution rights	(20,041)	(21,556)
Net cash flows from investing activities	(33,009)	(35,647)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,526	2,853
Proceeds from exercises of stock options	7,252	6,518
Repurchase of stock-based compensation awards for tax withholdings	(14,833)	(11,150)
Repurchases of common stock	(39,411)	(28,881)
Proceeds from revolving credit facility	—	30,000
Repayment of revolving credit facility	(55,000)	(109,000)
Repayment of term portion of credit agreement	(29,212)	(29,212)
Payments on or proceeds from other debt, net	(10,187)	(10,044)
Net cash flows from financing activities	(138,865)	(148,916)
Effect of exchange rate fluctuations on cash	84	4,952
Net increase (decrease) in cash and cash equivalents	(23,892)	12,447
Cash and cash equivalents, beginning of period	165,374	121,398
Cash and cash equivalents, end of period	$141,482	$133,845
Supplemental cash flow information
Income taxes paid	$28,131	$19,733
Interest paid	$35,966	$46,489
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2020, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 25, 2021. Results for the three and nine months ended September 30, 2021, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	September 30, 2021	December 31, 2020
Vendor financed licenses	$9,776	$12,901
Operating lease liabilities	11,214	13,438
Royalties payable	4,897	3,959
Accrued interest	2,983	8,745
Other	32,936	42,569
Total other current liabilities	$61,806	$81,612

Leases
The Company’s operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities. During the nine months ended September 30, 2021, the new corporate headquarters operating lease commenced. In recognition of this lease, an operating lease right of use asset of $12.9 million and an operating lease liability of $15.2 million was incurred. These amounts, less amortization and payments to date, are included within operating lease right-of-use assets and other current liabilities and operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2021.

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2021, and December 31, 2020, was $196.0 million and $246.8 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $420.0 million and $424.5 million as of September 30, 2021, and December 31, 2020, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and had previously identified ACI On Demand and ACI On Premise, the operating segments at the time, as the reporting units.As of September 30, 2021, the Company's goodwill balance of $1.3 billion was allocated to these two reporting units, with $554.3 million allocated to ACI On Demand and $725.9 million allocated to ACI On Premise.

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

As discussed in Note 9, Segment Information, during the first quarter of 2021, the Company made a change in organizational structure to better align with its strategic direction. This change in the Company’s operating segments will also result in a change in reporting units. The Company is currently in the process of calculating the allocation of goodwill for the new reporting units, which are expected to coincide with the new operating segments - Banks, Merchants, and Billers, and will be completed prior to year-end.

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $19.0 million and $19.3 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of September 30, 2021, and December 31, 2020, respectively.

New Accounting Standards Recently Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions within ASC 740, Income Taxes, as well as clarify and simplify other aspects of the accounting for income taxes to promote consistency among reporting entities. ASU 2019-12 was effective for annual and interim periods beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's condensed consolidated financial statements.

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

Total receivables, net is comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Billed receivables	$147,247	$179,177
Allowance for doubtful accounts	(2,544)	(3,912)
Billed receivables, net	144,703	175,265
Current accrued receivables, net	154,633	167,614
Long-term accrued receivables, net	196,676	215,772
Total accrued receivables, net	351,309	383,386
Total receivables, net	$496,012	$558,651

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of September 30, 2021, or December 31, 2020.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2020	$129,413
Deferral of revenue	112,008
Recognition of deferred revenue	(101,306)
Foreign currency translation	(1,478)
Balance, September 30, 2021	$138,637

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

Revenue allocated to remaining performance obligations was $871.2 million as of September 30, 2021, of which the Company expects to recognize approximately 55% over the next 12 months and the remainder thereafter.

During the three and nine months ended September 30, 2021 and 2020, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Debt
As of September 30, 2021, the Company had $687.9 million and $400.0 million outstanding under its Term Loans and Senior Notes, respectively, with up to $498.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of September 30, 2021, was 2.08%.

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

Maturities on debt outstanding as of September 30, 2021, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2021	$9,738
2022	50,431
2023	69,906
2024	557,823
2025	—
Thereafter	400,000
Total	$1,087,898

As of September 30, 2021, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Term loans	$687,898	$717,110
Revolving credit facility	—	55,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(13,578)	(17,103)
Total debt	1,074,320	1,155,007
Less: current portion of term loans	45,563	38,950
Less: current portion of debt issuance costs	(4,596)	(4,685)
Total long-term debt	$1,033,353	$1,120,742

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.250% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of September 30, 2021, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2020, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of September 30, 2021, $5.1 million was outstanding on these agreements, of which $2.9 million and $2.2 million are included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet. As of December 31, 2020, $7.8 million was outstanding on these agreements, of which $5.6 million and $2.2 million are included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.
4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for resale	$129,771	$(127,842)	$1,929	$130,261	$(123,418)	$6,843
Software for internal use	435,706	(270,699)	165,007	430,330	(240,717)	189,613
Total software	$565,477	$(398,541)	$166,936	$560,591	$(364,135)	$196,456

Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended September 30, 2021 and 2020, totaled $1.5 million and $2.1 million, respectively. Software for resale amortization expense recorded during the nine months ended September 30, 2021 and 2020, totaled $4.9 million and $6.1 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended September 30, 2021 and 2020, totaled $17.5 million and $17.9 million, respectively. Software for internal use amortization expense recorded during the nine months ended September 30, 2021 and 2020, totaled $51.8 million and $53.1 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$508,808	$(221,889)	$286,919	$512,389	$(197,787)	$314,602
Trademarks and trade names	23,895	(18,155)	5,740	24,115	(16,734)	7,381
Total other intangible assets	$532,703	$(240,044)	$292,659	$536,504	$(214,521)	$321,983

Other intangible assets amortization expense recorded during both the three months ended September 30, 2021 and 2020, totaled $9.3 million. Other intangible assets amortization expense recorded during both the nine months ended September 30, 2021 and 2020, totaled $27.8 million.

Based on capitalized intangible assets as of September 30, 2021, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2021	$17,995	$9,208
2022	57,903	36,681
2023	39,950	36,364
2024	24,135	31,860
2025	19,171	23,293
Thereafter	7,782	155,253
Total	$166,936	$292,659

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the nine months ended September 30, 2021 and 2020, totaled 86,877 and 114,709, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2020	2,186,511	$17.87
Exercised	(380,676)	19.05
Outstanding as of September 30, 2021	1,805,835	$17.63	3.27	$23,662,370
Exercisable as of September 30, 2021	1,805,835	$17.63	3.27	$23,662,370

The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020, was $7.8 million and $14.3 million, respectively. There were no stock options granted during the nine months ended September 30, 2021 or 2020.

Long-term Incentive Program Performance Share Awards
During the nine months ended September 30, 2021, the Company modified the performance target for the remaining outstanding long-term incentive program performance shares ("LTIP performance shares") in consideration of the impact of the COVID-19 pandemic, resulting in additional stock-based compensation expense of approximately $0.4 million. During the nine months ended September 30, 2021, a total of 10,457 LTIP performance shares vested. The Company withheld 4,527 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards ("TSRs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,367,728	$34.59
Granted	367,317	50.60
Vested	(782,588)	31.31
Forfeited	(153,681)	38.57
Change in payout rate	391,294	31.31
Nonvested as of September 30, 2021	1,190,070	$40.10

During the nine months ended September 30, 2021, a total of 782,588 TSRs awards granted in fiscal 2018 vested and achieved a payout rate of 200% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 205,373 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the nine months ended September 30, 2021 and 2020, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected life (years)	2.8	2.8
Risk-free interest rate	0.3%	0.5%
Expected volatility	41.2%	31.4%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,118,182	$27.34
Granted	578,220	39.27
Vested	(522,608)	27.69
Forfeited	(232,734)	30.54
Nonvested as of September 30, 2021	941,060	$33.69

During the nine months ended September 30, 2021, a total of 522,608 RSUs vested. The Company withheld 155,031 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2021, there were unrecognized compensation costs of $23.5 million and $21.3 million related to nonvested RSUs and TSRs, respectively, which the Company expects to recognize over weighted average periods of 1.9 years and 2.0 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2021 and 2020, of $6.4 million and $8.1 million, respectively, with corresponding tax benefits of $0.9 million and $1.4 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2021 and 2020, of $20.8 million and $22.9 million, respectively, with corresponding tax benefits of $3.1 million and $4.2 million, respectively.
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

The Company repurchased 1,000,000 shares for $39.4 million during the nine months ended September 30, 2021. Under the program to date, the Company has repurchased 47,357,495 shares for approximately $651.7 million. As of September 30, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was $72.7 million.
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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding:
Basic weighted average shares outstanding	117,512	116,558	117,574	116,217
Add: Dilutive effect of stock options and RSUs	1,028	1,246	1,243	1,427
Diluted weighted average shares outstanding	118,540	117,804	118,817	117,644

The diluted earnings per share computation excludes 1.6 million and 1.5 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended September 30, 2021 and 2020, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 1.5 million and 1.7 million options to purchase shares, RSUs, and contingently issuable shares during the nine months ended September 30, 2021 and 2020, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2021, and December 31, 2020, was 117,530,460 and 117,112,185, respectively.
8. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.1 million of expense and $1.4 million of income for the three months ended September 30, 2021 and 2020, respectively. Other, net was $1.0 million and $6.4 million of expense for the nine months ended September 30, 2021 and 2020, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Banks	$131,744	$125,658	$341,712	$356,865
Merchants	38,989	40,761	115,083	109,870
Billers	146,181	149,464	446,974	440,543
Total revenue	$316,914	$315,883	$903,769	$907,278
Segment Adjusted EBITDA
Banks	$67,602	$71,666	$159,262	$182,487
Merchants	14,221	18,954	41,987	38,210
Billers	31,969	33,875	100,593	98,414
Depreciation and amortization	(33,380)	(35,490)	(100,366)	(105,004)
Stock-based compensation expense	(6,367)	(8,061)	(20,790)	(22,943)
Corporate and unallocated expenses	(46,066)	(49,762)	(133,593)	(142,127)
Interest, net	(8,374)	(9,998)	(25,390)	(35,457)
Other, net	(1,088)	1,356	(1,036)	(6,361)
Income before income taxes	$18,517	$22,540	$20,667	$7,219

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$146,181	$146,181
Digital Business Banking	16,527	—	—	16,527
Merchant Payments	—	38,989	—	38,989
Fraud Management	6,882	—	—	6,882
Real-Time Payments	27,638	—	—	27,638
Issuing and Acquiring	80,697	—	—	80,697
Total	$131,744	$38,989	$146,181	$316,914

	Three Months Ended September 30, 2020
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$149,464	$149,464
Digital Business Banking	14,443	—	—	14,443
Merchant Payments	—	40,761	—	40,761
Fraud Management	11,513	—	—	11,513
Real-Time Payments	12,998	—	—	12,998
Issuing and Acquiring	86,704	—	—	86,704
Total	$125,658	$40,761	$149,464	$315,883

	Nine Months Ended September 30, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$446,974	$446,974
Digital Business Banking	47,319	—	—	47,319
Merchant Payments	—	115,083	—	115,083
Fraud Management	23,563	—	—	23,563
Real-Time Payments	58,534	—	—	58,534
Issuing and Acquiring	212,296	—	—	212,296
Total	$341,712	$115,083	$446,974	$903,769

	Nine Months Ended September 30, 2020
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$440,543	$440,543
Digital Business Banking	45,327	—	—	45,327
Merchant Payments	—	109,870	—	109,870
Fraud Management	25,183	—	—	25,183
Real-Time Payments	57,160	—	—	57,160
Issuing and Acquiring	229,195	—	—	229,195
Total	$356,865	$109,870	$440,543	$907,278

The following is revenue by the Company's reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Banks
Software as a service and platform as a service	$14,794	$13,881	$43,555	$41,036
License	51,062	48,997	102,993	123,735
Maintenance	48,829	48,331	146,091	145,973
Services	17,059	14,449	49,073	46,121
Total	$131,744	$125,658	$341,712	$356,865
Merchants
Software as a service and platform as a service	$30,561	$27,099	$93,336	$82,648
License	3,392	7,776	7,296	11,209
Maintenance	4,610	4,643	12,705	12,864
Services	426	1,243	1,746	3,149
Total	$38,989	$40,761	$115,083	$109,870
Billers
Software as a service and platform as a service	$146,101	$149,389	$446,639	$440,208
License	—	—	94	94
Maintenance	80	75	241	241
Services	—	—	—	—
Total	$146,181	$149,464	$446,974	$440,543

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
United States	$199,195	$199,209	$587,002	$611,383
Other	117,719	116,674	316,767	295,895
Total	$316,914	$315,883	$903,769	$907,278

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	September 30, 2021	December 31, 2020
Long-lived Assets
United States	$1,383,348	$1,423,862
Other	724,832	750,651
Total	$2,108,180	$2,174,513

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2021 and 2020. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three and nine months ended September 30, 2021 and 2020.
10. Income Taxes
For the three and nine months ended September 30, 2021, the Company's effective tax rate was 26% and 11%, respectively. The Company reported tax expense on pretax income for both the three and nine months ended September 30, 2021, with foreign entities recognizing earnings of $18.1 million and $27.7 million, respectively. The effective tax rate for the three months ended September 30, 2021, was negatively impacted by excess tax expense on equity-based compensation. The effective tax rate for the nine months ended September 30, 2021, was positively impacted by excess tax benefits on equity-based compensation.

For the three and nine months ended September 30, 2020, the Company's effective tax rate was 30% and 24%, respectively. The Company reported tax expense on pretax income for both the three and nine months ended September 30, 2020, with foreign entities recognizing earnings of $23.4 million and losses of $19.7 million, respectively. The effective tax rate for the three and nine months ended September 30, 2020, was negatively impacted by a change in tax rates in certain countries.

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

As of September 30, 2021, and December 31, 2020, the amount of unrecognized tax benefits for uncertain tax positions was $25.8 million and $24.3 million, respectively, excluding related liabilities for interest and penalties of $1.3 million and $1.2 million as of September 30, 2021, and December 31, 2020, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $3.5 million, due to the settlement of various audits and the expiration of statutes of limitation.
11. Commitments and Contingencies
Legal Proceedings
In April 2021, ACH files associated with one of the Company's mortgage servicing customers were inadvertently transmitted to a processing bank during a test of its ACH file production system. Reversal ACH files were promptly issued, restoring affected accounts. The Company has been contacted by the U.S. Consumer Finance Protection Bureau and various state consumer protection and regulatory agencies about this incident, and is cooperating in their investigations, which could result in fines or penalties that could be material.

In addition, the Company has been named as a defendant in seven class action lawsuits filed in various federal courts purportedly on behalf of consumers whose mortgage accounts were affected. The complaints vary, but generally allege violations of federal and state consumer protection and other laws and claim that the Company is obligated to pay statutory and other damages. The Company intends to vigorously defend these cases. Defending such cases could be time-consuming and costly, and failure to successfully defend the Company in any or all of these cases could have a material effect.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and nine months ended September 30, 2021, are not necessarily indicative of results that may be attained in the future.

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

We believe we have sufficient liquidity to continue business operations during this volatile and uncertain period. We have $640.0 million of available liquidity as of September 30, 2021, consisting of cash on hand and availability under our revolving credit facility. To address the potential long-term financial impacts of the virus, we have delayed non-essential capital spending and operating expenses.

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

Key trends that currently impact our strategies and operations include:
Increasing digital payment transaction volumes. The adoption of digital payments continues to accelerate, propelled by the digitization of cash, the Internet of Things, rapid growth of eCommerce, proliferation of cryptocurrencies, and the adoption of real-time payments. COVID-19 has further accelerated this growth as more people, governments, and businesses have embraced digital payments—a change likely to continue once the pandemic is over. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume, through the sale of capacity upgrades to existing customers, and through the scalability of our platform-based solutions.

Adoption of real-time payments. Expectations from both consumers and businesses, are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format, which promises to deliver greater value to banks and their customers. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth (further driven by COVID-19) and new payment types. Mature markets, including India, the United Kingdom, Australia, Malaysia, Singapore, Thailand, and the Nordics (P27), continue to accelerate innovation, especially in terms of overlay services and cross-border connectivity. The United States is driving real-time payments adoption through Zelle, TCH Real-Time Payments, and the planned FedNow service, while Brazil's PIX was launched in November 2020. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard, Microsoft, and Mindgate Solutions continue to position us as a leader in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

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

Backlog
Backlog is comprised of:
•Committed Backlog, which includes (1) contracted revenue that will be recognized in future periods (contracted but not recognized) from software license fees, maintenance fees, service fees, and SaaS and PaaS fees specified in executed contracts (including estimates of variable consideration if required under ASC 606, Revenue From Contracts With Customers) and included in the transaction price for those contracts, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods and (2) estimated future revenues from software license fees, maintenance fees, services fees, and SaaS and PaaS fees specified in executed contracts.
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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2021, June, 30, 2021, March 31, 2021, and December 31, 2020 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end.

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Banks	$2,310	$2,248	$2,117	$2,167
Merchants	788	839	811	808
Billers	3,112	3,094	3,016	3,064
Total	$6,210	$6,181	$5,944	$6,039

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Committed	$2,240	$2,283	$2,308	$2,447
Renewal	3,970	3,898	3,636	3,592
Total	$6,210	$6,181	$5,944	$6,039
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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended September 30, 2021 Compared to the Three Month Period Ended September 30, 2020

	Three Months Ended September 30,
	2021				2020
	Amount	% of Total Revenue	$ Change vs 2020	% Change vs 2020	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$191,456	60%	$1,087	1%	$190,369	60%
License	54,454	17%	(2,319)	(4)%	56,773	18%
Maintenance	53,519	17%	470	1%	53,049	17%
Services	17,485	6%	1,793	11%	15,692	5%
Total revenues	316,914	100%	1,031	—%	315,883	100%
Operating expenses:
Cost of revenue	158,712	50%	133	—%	158,579	50%
Research and development	35,248	11%	1,675	5%	33,573	11%
Selling and marketing	33,413	11%	11,259	51%	22,154	7%
General and administrative	29,717	9%	(7,283)	(20)%	37,000	12%
Depreciation and amortization	31,845	10%	(1,550)	(5)%	33,395	11%
Total operating expenses	288,935	91%	4,234	1%	284,701	91%
Operating income	27,979	9%	(3,203)	(10)%	31,182	9%
Other income (expense):
Interest expense	(11,208)	(4)%	1,717	(13)%	(12,925)	(4)%
Interest income	2,834	1%	(93)	(3)%	2,927	1%
Other, net	(1,088)	—%	(2,444)	(180)%	1,356	—%
Total other income (expense)	(9,462)	(3)%	(820)	9%	(8,642)	(3)%
Income before income taxes	18,517	6%	(4,023)	(18)%	22,540	6%
Income tax expense	4,753	1%	(1,921)	(29)%	6,674	2%
Net income	$13,764	5%	$(2,102)	(13)%	$15,866	4%

Revenues
Total revenue for the three months ended September 30, 2021, increased $1.0 million, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $2.2 million increase in total revenue during the three months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, total revenue for the three months ended September 30, 2021, decreased $1.2 million, as compared to the same period in 2020.

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

SaaS and PaaS revenue increased $1.1 million, or 1%, during the three months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.7 million increase in SaaS and PaaS revenue during the three months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended September 30, 2021, increased $0.4 million, as compared to the same period in 2020.

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

License revenue decreased $2.3 million, or 4%, during the three months ended September 30, 2021, as compared to the same period in 2020.
•The decrease was primarily driven by the timing and relative size of license and capacity events during the three months ended September 30, 2021, as compared to the same period in 2020.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $0.5 million, or 1%, during the three months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.1 million increase in maintenance revenue during the three months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended September 30, 2021, decreased $0.7 million, or 1%, as compared to the same period in 2020.

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

Services revenue increased $1.8 million, or 11%, during the three months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in services revenue during the three months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, services revenue for the three months ended September 30, 2021, increased $1.5 million, or 9%, as compared to the same period in 2020.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended September 30, 2021, as compared to the same period in 2020.

Operating Expenses
Total operating expenses for the three months ended September 30, 2021, increased $4.2 million, or 1%, as compared to the same period in 2020.
•Total operating expenses for the three months ended September 30, 2021, included $6.0 million of expenses related to significant transaction and cost reduction strategies implemented during the period. Total operating expenses for the three months ended September 30, 2020, included $12.3 million of significant transaction-related expenses associated with the acquisition of Speedpay from The Western Union Company and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $2.2 million increase in total operating expenses during the three months ended September 30, 2021, compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the three months ended September 30, 2021, increased $8.3 million, or 3%, compared to the same period in 2020.

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

Cost of revenue increased $0.1 million during the three months ended September 30, 2021, compared to the same period in 2020.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $1.7 million, or 5%, during the three months ended September 30, 2021, as compared to the same period in 2020.
•R&D expense for the three months ended September 30, 2021 and 2020, included $0.9 million and $0.3 million, respectively, of expenses related to significant transactions and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in R&D expense during the three months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, R&D expense increased $0.8 million, or 2%, for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to higher personnel and related expenses.

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

Selling and marketing expense increased $11.3 million, or 51%, during the three months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in selling and marketing expense during the three months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $10.9 million, or 48%, for the three months ended September 30, 2021, as compared to the same period in 2020.
•The increase was primarily due to higher personnel and related expenses and professional fees of $9.3 million and $1.6 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $7.3 million, or 20%, during the three months ended September 30, 2021, as compared to the same period in 2020.
•General and administrative expenses for the three months ended September 30, 2021, included $5.0 million of expenses related to significant transaction and cost reduction strategies implemented during the period. General and administrative expenses for the three months ended September 30, 2020, included $10.8 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in general and administrative expense during the three months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $1.9 million, or 7%, for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to lower personnel and related expenses.

Depreciation and Amortization
Depreciation and amortization decreased $1.6 million, or 5%, during the three months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in depreciation and amortization during the three months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, depreciation and amortization decreased $1.8 million, or 5%, for the three months ended September 30, 2021, as compared to the same period in 2020.

Other Income and Expense
Interest expense for the three months ended September 30, 2021, decreased $1.7 million, or 13%, as compared to the same period in 2020, primarily due to lower comparative debt balances.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended September 30, 2021, decreased $0.1 million, or 3%, as compared to the same period in 2020.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.1 million of expense and $1.4 million of income for the three months ended September 30, 2021 and 2020, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Nine Month Period Ended September 30, 2021 Compared to the Nine Month Period Ended September 30, 2020

	Nine Months Ended September 30,
	2021				2020
	Amount	% of Total Revenue	$ Change vs 2020	% Change vs 2020	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$583,530	65%	$19,638	3%	$563,892	62%
License	110,383	11%	(24,655)	(18)%	135,038	15%
Maintenance	159,037	18%	(41)	—%	159,078	18%
Services	50,819	6%	1,549	3%	49,270	5%
Total revenues	903,769	100%	(3,509)	—%	907,278	100%
Operating expenses:
Cost of revenue	476,811	53%	5,049	1%	471,762	52%
Research and development	104,791	12%	(3,384)	(3)%	108,175	12%
Selling and marketing	90,211	10%	13,519	18%	76,692	8%
General and administrative	89,429	10%	(13,255)	(13)%	102,684	11%
Depreciation and amortization	95,434	11%	(3,494)	(4)%	98,928	11%
Total operating expenses	856,676	96%	(1,565)	—%	858,241	94%
Operating income	47,093	4%	(1,944)	(4)%	49,037	6%
Other income (expense):
Interest expense	(33,943)	(4)%	10,295	(23)%	(44,238)	(5)%
Interest income	8,553	1%	(228)	(3)%	8,781	1%
Other, net	(1,036)	—%	5,325	(84)%	(6,361)	(1)%
Total other income (expense)	(26,426)	(3)%	15,392	(37)%	(41,818)	(5)%
Income before income taxes	20,667	1%	13,448	186%	7,219	1%
Income tax expense	2,347	—%	642	38%	1,705	—%
Net income	$18,320	1%	$12,806	232%	$5,514	1%

Revenues
Total revenue for the nine months ended September 30, 2021, decreased $3.5 million, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $9.6 million increase in total revenue during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, total revenue for the nine months ended September 30, 2021, decreased $13.1 million, or 1%, compared to the same period in 2020.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $19.6 million, or 3%, during the nine months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $3.3 million increase in SaaS and PaaS revenue during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the nine months ended September 30, 2021, increased $16.3 million, or 3%, compared to the same period in 2020.
•The increase was driven by transaction volumes recovering from declines seen in 2020 as a result of the COVID-19 pandemic.

License Revenue
License revenue decreased $24.7 million, or 18%, during the nine months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.9 million increase in license revenue during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, license revenue for the nine months ended September 30, 2021, decreased $25.6 million, or 19%, compared to the same period in 2020.
•The decrease was primarily driven by the timing and relative size of license and capacity events during the nine months ended September 30, 2021, as compared to the same period in 2020.

Maintenance Revenue
Maintenance revenue remained flat during the nine months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $4.2 million increase in maintenance revenue during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, maintenance revenue for the nine months ended September 30, 2021, decreased $4.2 million, or 3%, compared to the same period in 2020.

Services Revenue
Services revenue increased $1.5 million, or 3%, during the nine months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.3 million increase in services revenue during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, services revenue for the nine months ended September 30, 2021, increased $0.2 million compared to the same period in 2020.

Operating Expenses
Total operating expenses for the nine months ended September 30, 2021, decreased $1.6 million as compared to the same period in 2020.
•Total operating expenses for the nine months ended September 30, 2021, included $10.5 million of expenses related to significant transaction and cost reduction strategies implemented during the period. Total operating expenses for the nine months ended September 30, 2020, included $26.0 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $10.0 million increase in total operating expenses for the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the nine months ended September 30, 2021, increased $3.9 million compared to the same period in 2020.

Cost of Revenue
Cost of revenue increased $5.0 million, or 1%, during the nine months ended September 30, 2021, compared to the same period in 2020.
•Cost of revenue for the nine months ended September 30, 2020, included $3.4 million of significant transaction-related expenses associated with the acquisition of Speedpay.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $4.0 million increase in cost of revenue during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, cost of revenue increased $4.4 million, or 1%, for the nine months ended September 30, 2021, as compared to the same period in 2020.
•The increase was primarily due to higher payment card interchange and processing fees of $10.9 million, partially offset by lower personnel and related expenses of $6.5 million.

Research and Development
R&D expense decreased $3.4 million, or 3%, during the nine months ended September 30, 2021, as compared to the same period in 2020.
•R&D expense for the nine months ended September 30, 2021 and 2020, included $1.9 million and $0.6 million, respectively, of expenses related to significant transactions and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.7 million increase in R&D expense during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related items and foreign currency, R&D expense decreased $6.4 million, or 6%, for the nine months ended September 30, 2021, as compared to the same period in 2020.
•The decrease was primarily due to lower personnel and related expenses and professional fees of $5.0 million and $1.4 million, respectively.

Selling and Marketing
Selling and marketing expense increased $13.5 million, or 18%, during the nine months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.7 million increase in selling and marketing expense for the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $11.8 million, or 15%, for the nine months ended September 30, 2021, as compared to the same period in 2020.
•The increase was primarily due to higher personnel and related expenses and professional fees of $9.8 million and $2.0 million, respectively.

General and Administrative
General and administrative expense decreased $13.3 million, or 13%, during the nine months ended September 30, 2021, as compared to the same period in 2020.
•General and administrative expenses for the nine months ended September 30, 2021 and 2020, included $8.7 million and $22.0 million, respectively, of expenses related to significant transaction and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.5 million increase in general and administrative expenses during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $1.5 million or 2%, for the nine months ended September 30, 2021, as compared to the same period in 2020.
•The decrease was primarily due to lower personnel and related expenses of $4.2 million, partially offset by higher professional fees of $2.7 million.

Depreciation and Amortization
Depreciation and amortization decreased $3.5 million, or 4%, during the nine months ended September 30, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.1 million increase in depreciation and amortization expense during the nine months ended September 30, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, depreciation and amortization decreased $4.6 million, or 5%, for the nine months ended September 30, 2021, as compared to the same period in 2020.

Other Income and Expense
Interest expense for the nine months ended September 30, 2021, decreased $10.3 million, or 23%, as compared to the same period in 2020, primarily due to lower comparative debt balances.

Interest income for the nine months ended September 30, 2021, decreased $0.2 million, or 3%, as compared to the same period in 2020.

Other, net was $1.0 million and $6.4 million of expense for the nine months ended September 30, 2021 and 2020, respectively. Foreign currency loss was higher in 2020 due to the market volatility in the wake of the COVID-19 pandemic.

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

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Banks	$131,744	$125,658	$341,712	$356,865
Merchants	38,989	40,761	115,083	109,870
Billers	146,181	149,464	446,974	440,543
Total revenue	$316,914	$315,883	$903,769	$907,278
Segment Adjusted EBITDA
Banks	$67,602	$71,666	$159,262	$182,487
Merchants	14,221	18,954	41,987	38,210
Billers	31,969	33,875	100,593	98,414
Depreciation and amortization	(33,380)	(35,490)	(100,366)	(105,004)
Stock-based compensation expense	(6,367)	(8,061)	(20,790)	(22,943)
Corporate and unallocated expenses	(46,066)	(49,762)	(133,593)	(142,127)
Interest, net	(8,374)	(9,998)	(25,390)	(35,457)
Other, net	(1,088)	1,356	(1,036)	(6,361)
Income (loss) before income taxes	$18,517	$22,540	$20,667	$7,219

Banks Segment Adjusted EBITDA decreased $4.1 million for the three months ended September 30, 2021, compared to the same period in 2020, due to a $6.1 million increase in revenue, primarily license revenue, offset by a $10.2 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA decreased $4.7 for the three months ended September 30, 2021, compared to the same period in 2020, due to a $1.8 million decrease in revenue and a $2.9 million increase in cash operating expense.

Billers Segment Adjusted EBITDA decreased $1.9 for the three months ended September 30, 2021, compared to the same period in 2020, due to a $3.3 million decrease in SaaS and PaaS revenue, partially offset by a $1.4 million decrease in cash operating expense.

Banks Segment Adjusted EBITDA decreased $23.2 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a $15.2 million decrease in revenue, primarily license revenue, and a $8.0 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA increased $3.8 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a $5.2 million increase in revenue, primarily SaaS and PaaS revenue, partially offset by a $1.4 million increase in cash operating expense.

Billers Segment Adjusted EBITDA increased $2.2 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to a $6.4 million increase in SaaS and PaaS revenue, partially offset by a $4.2 million increase in cash operating expense, primarily due to higher payment card interchange and processing fees.

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

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$141,482	$165,374
Availability under revolving credit facility	498,500	443,500
Total liquidity	$639,982	$608,874

The increase in total liquidity is primarily attributable to positive operating cash flows of $147.9 million, partially offset by $39.4 million of payments related to stock repurchases, $33.0 million of payments to purchase property and equipment and software and distribution rights, $55.0 million of repayments on the Revolving Credit Facility, $29.2 million of repayments on the Term Loans, and $10.2 million of repayments on other debt.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of September 30, 2021, the full $75.0 million was available.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2021, we had $141.5 million of cash and cash equivalents, of which $53.7 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of September 30, 2021, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2021.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used by):
Operating activities	$147,898	$192,058
Investing activities	(33,009)	(35,647)
Financing activities	(138,865)	(148,916)

Cash Flows from Operating Activities
Net cash flows provided by operating activities during the nine months ended September 30, 2021, were $147.9 million as compared to $192.1 million during the same period in 2020. Net cash provided by operating activities primarily consists of net income adjusted to add back depreciation, amortization, and stock-based compensation. Cash flows provided by operating activities were $44.2 million lower for the nine months ended September 30, 2021, compared to the same period in 2020, primarily attributable to the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, debt repayments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
During the first nine months of 2021, we used cash of $33.0 million to purchase software, property, and equipment, as compared to $35.6 million during the same period in 2020.

Cash Flows from Financing Activities
Net cash flows used by financing activities for the nine months ended September 30, 2021, were $138.9 million as compared to $148.9 million during the same period in 2020. During the first nine months of 2021, we repaid $55.0 million on the Revolving Credit Facility and $29.2 million on the Term Loans. In addition, we used $39.4 million to repurchase common stock and $14.8 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $9.8 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first nine months of 2020, we repaid a net $79.0 million on the Revolving Credit Facility and $29.2 million on the Initial Term Loans. In addition, we used $28.9 million to repurchase common stock and $11.2 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $9.4 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.

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

Debt
As of September 30, 2021, we had $687.9 million outstanding under our Term Loans, with up to $498.5 million of unused borrowings under the Revolving Credit Facility, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The interest rate in effect for the Credit Facility as of September 30, 2021, was 2.08%. As of September 30, 2021, we also had $400.0 million outstanding for the 2026 Notes.

See Note 3, Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Stock Repurchase Program
We repurchased 1,000,000 shares for $39.4 million under the program during the nine months ended September 30, 2021. Under the program to date, we have repurchased 47,357,495 shares for approximately $651.7 million. As of September 30, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $72.7 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.
Contractual Obligations and Commercial Commitments
For the nine months ended September 30, 2021, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2020, other than as noted below.

Miami Facility Lease
During the nine months ended September 30, 2021, the 10-year facility lease for our new headquarters in Miami, Florida commenced. In recognition of the lease, an operating lease asset of $12.9 million and operating lease liability of $15.2 million was incurred. These amounts are included within operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the condensed consolidated balance sheet as of September 30, 2021.

Microsoft Azure Agreement
During the nine months ended September 30, 2021, we entered into a five-year, $45 million Microsoft Azure server and cloud commitment.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2021. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at September 30, 2021, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.1 billion of debt outstanding as of September 30, 2021, with $687.9 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 2.08% as of September 30, 2021. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $1.4 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding legal proceedings.
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

Our software products are complex. Software may contain bugs or defects that could unexpectedly interfere with the operation of the software products when first introduced or as new versions are released. Additionally, errors could occur during our provision of services, including processing services such as our bill payment services and other services delivered through the ACI On Demand platform. Software defects or service errors may result in the loss of, or delay in, market acceptance of our products and services and a corresponding loss of sales or revenues.

Customers depend upon our products and services for mission-critical applications, and product defects or service errors may hurt our reputation with customers. In addition, software product defects or errors could subject us to liability for damages, performance and warranty claims, and fines or penalties from governmental authorities, which could be material.

For example, in April 2021, ACH files associated with one of our mortgage servicing customers were inadvertently transmitted to a processing bank during a test of our ACH file production system. Reversal ACH files were promptly issued, restoring affected accounts. We have been contacted by the U.S. Consumer Finance Protection Bureau and various state consumer protection and regulatory agencies about this incident, and are cooperating in their investigations, which could result in fines or penalties that could be material.

We have also been named as a defendant in seven class action lawsuits filed in various federal courts purportedly on behalf of consumers whose mortgage accounts were affected. The complaints vary, but generally allege violations of federal and state consumer protection and other laws and claim that we are obligated to pay statutory and other damages. We intend to vigorously defend these cases. Defending such cases could be time-consuming and costly, and our failure to successfully defend ourselves in any or all of these cases could materially affect us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2021 through July 31, 2021	—		$—	—	$72,677,000
August 1, 2021 through August 31, 2021	—		—	—	72,677,000
September 1, 2021 through September 30, 2021	1,186	(1)	31.80	—	72,677,000
Total	1,186		$31.80	—

(1)Pursuant to our 2020 Equity and Performance Incentive Plans, we granted RSUs. Under these plans, shares are issued without direct cost to the employee. During the three months ended September 30, 2021, 4,258 shares of RSUs vested. We withheld 1,186 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2018, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of September 30, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $72.7 million.

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

ACI WORLDWIDE, INC. (Registrant)

Date: November 4, 2021	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)