Form 10-K
period 2021-12-31
ACI WORLDWIDE, INC.
filed 2022-02-24
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-25346
_________________________________
ACI WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)
_________________________________

Delaware				47-0772104
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

2811 Ponce de Leon Blvd	PH 1	Coral Gables,	Florida	33134
(Address of principal executive offices)				(Zip code)
(305) 894-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $37.14 was $3,849,856,234. For purposes of this calculation, executive officers, directors, and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.
As of February 22, 2022, there were 115,063,657 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2022, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Forward-Looking Statements
For purposes of this Annual Report on Form 10-K, the terms “ACI”, “ACI Worldwide”, the “Company,” “we,” “us,” and “our” refer to ACI Worldwide, Inc. and its consolidated subsidiaries. This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and may include words or phrases such as “believes,” “will,” “expects,” “anticipates,” “intends,” and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

We believe we have sufficient liquidity to continue business operations during this volatile and uncertain period. We have $620.6 million of available liquidity as of December 31, 2021, consisting of cash on hand and availability under our revolving credit facility.

The pandemic presents potential new risks to our business. We began to see the impacts of COVID-19 on certain customer transaction volumes in late March 2020 that continued into 2021, primarily within the Merchants and Billers segments. The effect of COVID-19 and related events, including those described above, could have an ongoing negative effect on our stock price, business prospects, financial condition, and results of operations. More specifically, for those customers under consumption-based contracts, continued declines in transaction volumes could negatively impact our financial position, results of operations, and cash flows. We also experienced atypical fluctuations in Biller volumes as a result of the change in timing of assessments and due dates for federal, state, and local taxes.

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

PART I
ITEM 1. BUSINESS
General
ACI develops, markets, installs, and supports a broad line of software products and solutions primarily focused on facilitating real-time digital payments. ACI’s enterprise payments capabilities target any channel, any network, and any payment type and our solutions empower customers to regain control, choice, and flexibility in today’s complex payments environment, get to market more quickly, and reduce operational costs.

ACI's solutions and services are used globally by banks, intermediaries, merchants and billers, such as third-party digital payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including automated teller machines (“ATM”), merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites. The authentication, authorization, switching, settlement, fraud-checking, and reconciliation of digital payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of participants in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and are conducted 24 hours a day, seven days a week.

ACI combines a global perspective with local presence to tailor digital payment solutions for our customers. We believe that we have one of the most diverse and robust digital payment solution portfolios in the industry with application software spanning the entire payments value chain. We also believe that our financial performance has been attributable to our ability to design and deliver quality products and solutions coupled with our ability to identify and successfully complete and integrate strategic acquisitions.

ACI is a Delaware corporation incorporated in November 1993 under the name ACI Holding, Inc. We are largely the successor to Applied Communications, Inc. and Applied Communications Inc. Limited, acquired from Tandem Computers Incorporated on December 31, 1993. On July 24, 2007, we changed our corporate name from “Transaction Systems Architects, Inc.” to “ACI Worldwide, Inc.” We have been marketing our products and services under the ACI Worldwide brand since 1993 and have gained significant market recognition under this brand name.

Target Markets
ACI’s comprehensive digital payment solutions serve three key markets:

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
ACI’s payment solutions support intermediaries, such as processors, networks, payment service providers (“PSPs”), and new financial technology ("fintech") entrants. We offer these customers scalable solutions that strategically position them to innovate and achieve growth and cost efficiency, while protecting them against fraud. Our solutions also allow new entrants in the digital marketplace to access innovative payment schemes, such as the U.K. Faster Payments New Access Model, Singapore FAST, India Unified Payments Interface ("UPI"), the Payments Network Malaysia ("PayNet"), Real-time Retail Payments Platform ("RPP"), and others.

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

Billers
Within the biller segment, ACI provides electronic bill presentment and payment (“EBPP”) services to companies operating in the consumer finance, insurance, healthcare, higher education, utility, government, mortgage, subscription providers, and telecommunications categories. Our solutions enable these customers to support a wide range of payment options and provide a convenient consumer payments experience that drives consumer loyalty and increases revenue.

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

Issuing and Acquiring
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

Fraud and Risk Management
ACI’s big data engine uses powerful analytics to deliver robust fraud prevention and detection capabilities to bank and intermediary, and merchant customers.
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
ACI Digital Business Banking™ is a cloud-based digital banking platform with a vast application programming interface ("API") library that enables banks to reduce expenses and increase market share.

Bill Payments
ACI meets the bill payment needs of corporate customers across myriad industries through a range of electronic bill payment offerings that help companies raise consumer satisfaction while reducing costs.
ACI Speedpay® is an integrated suite of digital billing, payment, disbursement, and communication services that lowers the cost of presenting and accepting bill payments while delivering industry-leading security.

On Premise, On Demand, or a Hybrid Software Delivery Options
Our software solutions are offered to our customers through either a traditional term software license arrangement where the software is installed and operated on the customer premises or in a cloud environment, through an on-demand arrangement where the solution is maintained and delivered through the public cloud or ACI's private cloud via our global data centers, or a combination of the two based upon their unique needs. Solutions delivered through ACI’s on-demand cloud are available in either a single-tenant environment, known as a Software-as-a-Service (“SaaS”) offering, or in a multi-tenant environment, known as a Platform-as-a-Service (“PaaS”) offering. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of five years, or three years in the case of certain acquired SaaS and PaaS contracts.

Partnerships and Industry Participation
We have two major types of third-party product partners: 1) technology partners, or industry leaders with whom we work closely that drive key industry trends and mandates, and 2) business partners, with whom we embed the partners’ technology in ACI products, host the partners’ software in ACI’s cloud as a part of our cloud offerings, or jointly market solutions that include the products of the other company.

Technology partners help us add value to our solutions and stay abreast of current market conditions and industry developments such as standards. Technology partners include organizations such as Diebold Nixdorf (“Diebold”), NCR Corporation (“NCR”), VISA, Mastercard, and SWIFT. In addition, ACI has membership in or participates in the relevant committees of several industry associations, such as the International Organization for Standardization (“ISO”), Accredited Standards Committee ("ASC") X9, ATM Industry Association ("ATMIA"), Financial Services, Nexo Standards, U.K. Cards Association, U.S. Payments Forum, and the PCI Security Standards Council. These partnerships provide direction as it relates to the specifications that are used by the card schemes, real-time payment standards and, in some cases, hardware vendors. These organizations typically look to ACI as a source of knowledge and experience to be shared in conjunction with creating and enhancing their standards. The benefit to ACI is in having the opportunity to influence these standards with concepts and ideas that will benefit the market, our customers, and ACI.

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

Customer Support
ACI provides our customers with product support that is available 24 hours a day, seven days a week. When requested by a customer, the product support group can remotely access customers' systems on a real-time basis. This allows us to help diagnose issues, correct any problems, and enhance the continuous availability of a customer’s business-critical systems. We offer our customers three support options:

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

Key competitors by solution area include the following:
Issuing, Acquiring, and Real-Time Payments
The third-party software competitors for ACI’s Issuing, Acquiring, and Real-Time Payments solutions are Computer Sciences Corporation, Fidelity National Information Service, Inc. ("FIS"), Finastra, Fiserv, Inc. ("Fiserv"), NCR, OpenWay Group, and Total System Services, Inc. (Global Payments), as well as small, regionally-focused companies such as BPC Banking Technologies, CR2, Financial Software and Systems, Form3, HPS, Icon Solution, Lusis Payments Ltd., Opus Software Solutions Private Limited, PayEx Solutions AS, Renovite, RS2, and TSYS. Primary digital payment processing competitors in this area include global entities such as Atos Origin S.A., Fiserv, Mastercard, SiNSYS, and VISA, as well as regional or country-specific processors.

Omni-Commerce Payments
Competitors for our ACI Omni-Commerce Payments solution come from both third-party software and service providers as well as service organizations run by major banks. Third-party software and service competitors include Adyen, Cybersource (VISA), First Data (Fiserv), GlobalCollect, Ingenico Group, NCR, Square, Inc., Tender Retail Inc., VeriFone Systems, Inc., and Worldpay Inc. (FIS).

Fraud Management
Principal competitors for our ACI Fraud Management solution are Accertify (American Express), BAE Systems, Cybersource (VISA), Fair Isaac Corporation, Featurespace, Feedzai, FIS, Fiserv, Forter, Kount, NCR, NICE LTD, and SAS Institute, Inc., as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Digital Business Banking
Principal competitors for our ACI Digital Business Banking solution are Bottomline Technologies, Finastra, FIS, Fiserv, Jack Henry & Associates, Inc., NCR, and Q2 Software, Inc.

Bill Payments
The principal competitors for our ACI Speedpay bill payment solution are Aliaswire Inc., CSG Systems International, Inc., FIS, Fiserv, Invoice Cloud, Inc., Jack Henry & Associates, Inc., Kubra Customer Interaction Management, Nelnet, Inc. and Affiliates, NIC, Paymentus Corp., PayNearMe, Repay, TouchNet Information Systems, Inc., Transact and Worldpay Inc. (FIS), as well as smaller vertical-specific providers.

Research and Development
Our product development efforts focus on new products and improved versions of existing products. We facilitate user group meetings to help us determine our product and solution strategy, development plans, and aspects of customer support. The user groups are generally organized geographically or by product lines. We believe that the timely development of new applications and enhancements is essential to maintaining our competitive position in the market.

During the development of new products and solutions, we work closely with our customers and industry leaders to determine requirements. We work with device manufacturers, such as Diebold, NCR, and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. We work with network vendors, such as Mastercard, SWIFT, and VISA, to ensure compliance with new regulations or processing mandates. We work with computer hardware and software manufacturers, such as HPE, IBM, Microsoft Corporation, and Oracle, to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

We have a continuous process to encourage and capture innovative product ideas. Such ideas include features, as well as entirely new products or service offerings. A proof of concept (“POC”) may be conducted to validate the idea. If determined to be viable, the innovation is scheduled into a product roadmap for development and release.

Customers
We provide software products and solutions to our billers, banks and intermediaries, and merchants customers worldwide. As of December 31, 2021, we serve more than 6,000 organizations, including 19 of the top 20 banks worldwide, as measured by asset size, and 80,000+ merchants directly and through payment service providers, as measured by revenue, in 95+ countries on six continents. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2021, 2020, and 2019. One customer accounted for 13.8% of the Company's consolidated receivables balance as of December 31, 2021. No customer accounted for more than 10% of our consolidated receivables balance as of December 31, 2020.

Selling and Implementation
Our primary method of distribution is direct sales by employees assigned to specific target customer segments. Headquartered in Coral Gables, Florida, we have sales and services personnel in offices throughout the United States. Outside of the United States, our international subsidiaries sell, support, and service our products and solutions in their local countries. Our broad geographic footprint allows us to leverage the business and technical expertise of a global workforce.

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

Money Transfer. ACI Payments, Inc., our EBPP affiliate, is registered as a Money Services Business. Accordingly, we are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and United States ("U.S."). Treasury Regulations. These businesses may also be subject to certain state and local licensing requirements. The Financial Crimes Enforcement Network (“FinCEN”), state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission to register as a money transmitter with that jurisdiction’s banking department. We have implemented policies, procedures, and internal controls that are designed to comply with all applicable anti-money laundering laws and regulations. ACI has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on external threats to the U.S. foreign policy, national security, or economy; by other governments; or by global or regional multilateral organizations, such as the United Nations Security Council and the European Union as applicable.

Human Capital
As of December 31, 2021, we had a total of 3,610 employees worldwide, with 1,618 employees in the Americas, 1,008 employees in Europe, the Middle East, and Africa ("EMEA"), and 984 employees in Asia Pacific. ACI emphasizes a diverse and inclusive workplace, with approximately 40 sites in over 30 countries. Globally, 33% of our employees are women. We are committed to ensuring employees feel safe and respected, regardless of race, color, age, gender, disability, minority, sexual orientation, or any other protected class. Employees have the ability to challenge themselves and continue to grow through various assignments, projects, and development programs. We strive to offer competitive salaries and benefits to all employees, and we continuously monitor salary ranges in our market areas.

COVID-19 and Employee Safety
During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families and business continuity. Our Crisis Management Team ("CMT") leads our global pandemic efforts, which include leveraging the advice and recommendations of the Centers for Disease Control ("CDC") and the World Health Organization ("WHO") to recommend proper safety standards and procedures worldwide. Our CMT meets regularly to review our protocol, status of employee well-being, and recommends adjustments to site practices based on new information, guidance, or restrictions at the national or local level. The CMT frequently communicates these updates to the workforce. We encourage reasonable work arrangements to ensure all associates feel comfortable, safe, and secure in their work environment. In cases where the offices are permitted to be open, employees attend on a voluntary basis and there are clear safety precautions and guidelines in place based on recommendations from the CDC and WHO. As the pandemic continues, the health and well-being of our workforce remains our top priority while we ensure business continuity and productivity.

Retention
Our voluntary regrettable turnover, or our turnover of high performers, through December 31, 2021 was 13%, which compares favorably to industry turnover rates. We are pleased with our retention and will continue to employ strategies to retain and engage our global employees.

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

Executive Officers of the Registrant
As of February 24, 2022, our executive officers, their ages, and their positions were as follows:

Name	Age	Position
Odilon Almeida	60	President and Chief Executive Officer
Scott W. Behrens	50	Chief Financial Officer
Evanthia (Eve) C. Aretakis	62	Chief Revenue Officer
Jeremy M. Wilmot	53	Chief Product Officer
Ram Puppala	52	Chief Technology and Operations Officer

Mr. Almeida was appointed President and Chief Executive Officer on March 9, 2020. Mr. Almeida has senior leadership experience spanning multiple industries and countries and two decades of payments experience. Prior to joining ACI, Mr. Almeida served as an operating partner at Advent International, one of the world's largest private equity funds. Mr. Almeida also spent 17 years at The Western Union Company, where he last served as the President of Global Money Transfer. Mr. Almeida is fluent in English, Spanish, and Portuguese, and he holds a bachelor’s degree in Civil Engineering from Centro Universitário Instituto Mauá de Tecnologia in São Paulo and a Master of Business Administration from Fundação Getulio Vargas in São Paulo. He extended his education at Harvard Business School, The Wharton School, and the International Institute of Management (IMD).

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

Mr. Wilmot serves as Executive Vice President and Chief Product Officer. Prior to his current role, Mr. Wilmot held a number of senior leadership roles at ACI, including leading ACI's On Premise segment, and serving as Chief Marketing and Revenue Officer, Senior Vice President and Managing Director for the Americas, President for Asia Pacific and Regional Director for Western Europe and Africa. Prior to joining ACI in 1999, Mr. Wilmot worked for ICL (now Fujitsu) in several capacities, including as International Sales Manager for Financial Services. Mr. Wilmot holds a Bachelor of Arts in Business Studies from Oxford Brookes University in the United Kingdom and has completed the Advanced Management Program at INSEAD in France.

Mr. Puppala was appointed as Executive Vice President and Chief Technology Officer on June 21, 2021. Prior to joining ACI, Mr. Puppala served as Chief Digital Officer of Metropolitan Commercial Bank, where he led the digital payment product portfolio. Prior to that he served as Chief Technology Officer at State Street Global Exchange. He also served as Chief Information Officer for Technology and Customer Operations at Fiserv Investment Services and as Chief Technology Officer for Fiserv Global Payment Solutions. Earlier in his career, Mr. Puppala held technology leadership roles at FNSTAR, a company he helped found, and E*TRADE Financial Group. He began his career at Goldman Sachs before becoming a developer at AT&T. Mr. Puppala holds his Bachelor of Engineering, Computer Science and Technology, from the University of Pune and is completing his Executive MBA at the MIT Sloan School of Management.

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
Our ability to provide reliable service in a number of our businesses depends on the efficient and uninterrupted operation of our data centers, information technology and communication systems, and those of our external service providers. As we continue to grow our private and public cloud offerings, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers, could be exposed to damage or interruption from fire, natural disasters, constraints within our workforce due to pandemics such as outbreaks of COVID-19, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent system failures and we have installed back-up systems and procedures to prevent or reduce disruption, such steps may not be sufficient to prevent an interruption of services and our disaster recovery planning may not account for all eventualities. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

If our security measures are breached or become infected with a computer virus, or if our services are subject to attacks that degrade or deny the ability of users to access our products or services, our business may be harmed by disrupting delivery of services and damaging our reputation.
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

Further, even if we successfully complete acquisitions, we may encounter issues not discovered during our due diligence process, including product or service quality issues, intellectual property issues and legal contingencies, the internal control environment of the acquired entity may not be consistent with our standards and may require significant time and resources to improve and we may impair relationships with employees and customers as a result of migrating a business or product line to a new owner. We may also face challenges in integrating any acquired business. These challenges may include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, customers and business partners, managing different corporate cultures, and achieving cost reductions and cross-selling opportunities. There can be no assurance that we will be able to fully integrate all aspects of acquired businesses successfully, realize synergies expected to result from the acquisition, advance our business strategy or fully realize the potential benefits of bringing the businesses together, and the process of integrating these acquisitions may further disrupt our business and divert our resources.

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

We may experience difficulties implementing our Three Pillar strategy, and the Three Pillar strategy could prove unsuccessful in growing our business.
Our Three Pillar strategy focuses on investments in real-time payments, large sophisticated global merchants, and fast-growing emerging markets. Successfully implementing our Three Pillar strategy may present organizational and infrastructure challenges, and we may not be able to fully implement or realize the intended benefits of this new strategy. Moving to a new business strategy may result in a loss of established efficiency, which may have a negative impact on our business. As we adjust, we also may need to bring on additional talent, which could prove difficult in a competitive job market, especially as the COVID-19 pandemic and remote working continues. The increased focus on opportunities for strategic mergers and acquisitions and research and development could result in financial difficulties and may not always be fruitful. We may also face an increased amount of competition as we attempt to expand and grow our business, which may negatively impact our financial results. In order for us to be successful as we enter and invest in emerging markets, these markets must continue to grow. However, this growth depends on a variety of factors that we are not always able to predict.

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
We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer, or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitation of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders.

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
For banks, intermediaries, and other potential customers of our products, switching from one vendor of core financial services software (or from an internally developed legacy system) to a new vendor is a significant endeavor. Many potential customers believe switching vendors involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality, and increased costs (including conversion and transition costs). As a result, potential customers may resist change. We seek to overcome this resistance through value enhancing strategies such as a defined conversion/migration process, continued investment in the enhanced functionality of our software and system integration expertise. However, there can be no assurance that our strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth, both in the United States and internationally.

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

Political, military, and other international developments can undermine bilateral cooperation in key policy areas, significantly disrupt trade, and otherwise adversely affect economic conditions.

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

Legislation and regulation related to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers or us. Laws and regulations concerning the handling of personal information are expanding and becoming more complex. Our failure, or perceived failure, to comply with these and other laws and regulations could adversely affect our business and harm our reputation.

Our software products may contain undetected errors or other defects, which could damage our reputation with customers, decrease profitability, and expose us to liability.
Our software products are complex. Software may contain bugs or defects that could unexpectedly interfere with the operation of the software products when first introduced or as new versions are released. Additionally, errors could occur during our provision of services, including processing services such as our bill payment services and other services delivered through public or private cloud. Software defects or service errors may result in the loss of, or delay in, market acceptance of our products and services and a corresponding loss of sales or revenues.

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
As a provider of services to financial institutions, we may be bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with applicable regulations, including the EU GDPR and CCPA, we could be exposed to suits for breach of contract or to governmental proceedings, our customer relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new customers. In addition, if more restrictive privacy laws or rules are adopted in the future on the federal or state level, or, with respect to our international operations, by authorities in foreign jurisdictions on the national, provincial, state, or other level, that could have an adverse impact on our business.

Our risk management and information security programs are the subject of oversight and periodic reviews by governmental agencies that regulate our business. In the event an examination of our information security and risk management functions results in adverse findings, such findings could be made public or communicated to our regulated financial institution customers, which could have a material adverse effect on us.

From time to time, we are involved in investigations, lawsuits and other proceedings that are expensive, time-consuming and could seriously harm to our business.

From time to time, we are involved in lawsuits, including class-action lawsuits, and government investigations relating to the conduct of our business. For example, in April 2021, ACH files associated with one of our mortgage servicing customers were inadvertently transmitted to a processing bank during a test of its ACH file production system. This incident is under investigation by regulatory authorities and has given rise to class action litigation. See Legal Proceedings in Note 13, Commitments and Contingencies, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

Damage claims in lawsuits, and fines and penalties imposed by governmental agencies, can be substantial, and injunctive remedies imposed by governmental agencies can be costly to implement. Any litigation may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits or resolve government investigations on adverse terms. Any such negative outcome could result in the payment of substantial monetary damages or fines or require changes to our products or business practices that materially affect us. Even where the ultimate outcome of any such litigation or regulatory proceeding may be favorable, defending against claims and responding to regulatory proceedings is costly and can impose a significant burden on us.

The existence of lawsuits and investigations, and any adverse outcome, may create negative publicity for the Company and undermine the Company’s goodwill with customers. Competitors may use these lawsuits and investigations against us in the marketplace, making it difficult for us to attract new customers and retain our existing customers.

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
Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2021. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced it will no longer compel banks to submit rates for the calculation of non-U.S.-dollar LIBOR after 2021. U.S-dollar LIBOR must be replaced before June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR.

Our Credit Agreement is currently indexed to U.S.-dollar-LIBOR, and the maturity date of the Credit Agreement extends beyond June 30, 2023. The Credit Agreement contemplates the discontinuation of LIBOR and provides options for us in such an event. It is uncertain at this time, however, what the potential impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR, may be on our business, financial condition, and/or results of operations.

Risks Related to COVID-19
The effects of the COVID-19 pandemic have materially affected how we, our clients and business partners are operating, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
As a result of the COVID-19 pandemic, we have had temporary office closures globally and at any given time a majority of our employees may be working from home or remotely, which has caused strain for, and may adversely impact the productivity of, some of our employees. Remote working conditions may persist, which could harm our business, including our future financial performance, our potential exposure to cybersecurity risks and potential improper dissemination of personal or confidential information. Additionally, the COVID-19 pandemic may have long-lasting effects on the viability of the office environment and remote working, and this may result in changes in how we operate our business.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease office space in Coral Gables, Florida, for our principal executive headquarters. As of the end of 2021, we owned and leased a total of approximately 323,000 square feet of office and data center space in the United States and leased approximately 398,000 square feet of office and data center space outside the United States, primarily in India, the United Kingdom, Ireland, South Africa, Romania, and Singapore.

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
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please refer to Note 13, Commitments and Contingencies, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW.

As of February 22, 2022, there were 256 holders of record of our common stock. A substantially greater number of shareholders hold our common stock in “street name”, or as beneficial holders whose shares are held in the name of banks, brokers, or other financial institutions.

For equity compensation plan information, please refer to Item12 in Part III of this Annual Report.

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

Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2021 through October 31, 2021	—	$—	—	$72,677,000
November 1, 2021 through November 30, 2021	1,000,000	34.28	1,000,000	38,402,000
December 1, 2021 through December 31, 2021	1,000,000	33.69	1,000,000	216,308,000
Total	2,000,000	$33.98	2,000,000

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. On December 1, 2021, the board approved the repurchase of the Company's common stock for up to $250.0 million, in place of the remaining purchase amounts previously authorized. As of December 31, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $216.3 million.

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

Stock Performance Graph and Cumulative Total Return
The following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the S&P MidCap 400 Index for comparison. The S&P MidCap 400 Index replaces the NASDAQ Electronic Components Index in this analysis and going forward, as the CRSP Index data is no longer accessible. The CRSP index has been included with data through 2020.
The graph above compares ACI Worldwide, Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index and the S&P MidCap 400 Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2016, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. This information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

The stock performance graph disclosure above is not considered “filed” with the SEC under the Securities and Exchange Act of 1934, as amended, and is not incorporated by reference in any past or future filing by us under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, unless specifically referenced.
ITEM 6. [RESERVED]
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

Our products are sold and supported directly and through distribution networks covering three geographic regions – the Americas, EMEA, and Asia Pacific. Each region has its own globally coordinated sales force, supplemented with local independent reseller and/or distributor networks. Our products and solutions are used globally by banks and intermediaries, merchants, and billers, such as third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including ATMs, merchant POS terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites. Accordingly, our business and operating results are influenced by trends such as information technology spending levels, the growth rate of digital payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry, as well as economic growth and purchasing habits. Our products are marketed under the ACI Worldwide brand.

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

Adoption of cloud technology. To leverage lower-cost computing technologies, increase time to market, accelerate innovation, and ensure scalability and resiliency, banks and intermediaries, merchants, and billers are seeking to transition their systems to make use of cloud technology. Our investments and partnerships, as demonstrated by our product enablement and initial optimization onto Microsoft Azure, enable us to leverage the hybrid cloud technology benefits of automation and rapid deployment and delivery, while preserving the ACI fundamentals of resiliency and scalability, to deliver cloud capabilities now and in the future. Market sizing data from Ovum (now Omdia) indicates that spend on SaaS and PaaS payment systems is growing faster than spend on installed applications.

Digital payments fraud and compliance. The rise in digital payment transaction volumes and payment types has subsequently led to an increase in online fraud in many guises and across all channels. Driven in part by COVID-19, we have seen an increase in phishing and friendly fraud, as well as remote banking fraud and authorized push payment scams. Real-time payments bring a new level of urgency, as money cannot easily be retrieved once it has been sent. Banks and intermediaries, merchants, and billers must find faster, smarter, more accurate and increasingly automated ways to secure customers and meet regulatory pressures. We continue to see opportunity to offer our fraud detection solutions with advanced machine learning capabilities to help customers manage the growing levels of digital payments fraud and compliance activity.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of December 31, 2021; September 30, 2021; June 30, 2021; March 31, 2021; and December 31, 2020 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Banks	$2,272	$2,310	$2,248	$2,117	$2,167
Merchants	754	788	839	811	808
Billers	3,084	3,112	3,094	3,016	3,064
Total	$6,110	$6,210	$6,181	$5,944	$6,039

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Committed	$2,095	$2,240	$2,283	$2,308	$2,447
Renewal	4,015	3,970	3,898	3,636	3,592
Total	$6,110	$6,210	$6,181	$5,944	$6,039

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

Results of Operations
The following tables present the consolidated statements of operations, as well as the percentage relationship to total revenues of items included in our consolidated statements of operations (in thousands):

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	2021				2020
	Amount	% of Total Revenue	$ Change vs 2020	% Change vs 2020	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$774,342	57%	$5,162	1%	$769,180	60%
License	319,867	23%	72,971	30%	246,896	19%
Maintenance	210,499	15%	(1,198)	(1)%	211,697	16%
Services	65,890	5%	(659)	(1)%	66,549	5%
Total revenues	1,370,598	100%	76,276	6%	1,294,322	100%
Operating expenses:
Cost of revenue	638,871	47%	16,412	3%	622,459	48%
Research and development	144,310	11%	5,017	4%	139,293	11%
Selling and marketing	126,539	9%	22,972	22%	103,567	8%
General and administrative	123,801	9%	(28,667)	(19)%	152,468	12%
Depreciation and amortization	127,180	9%	(4,611)	(3)%	131,791	10%
Total operating expenses	1,160,701	85%	11,123	1%	1,149,578	89%
Operating income	209,897	15%	65,153	45%	144,744	11%
Other income (expense):
Interest expense	(45,060)	(3)%	11,570	(20)%	(56,630)	(4)%
Interest income	11,522	1%	(106)	(1)%	11,628	1%
Other, net	(1,294)	—%	(178)	16%	(1,116)	—%
Total other income (expense)	(34,832)	(2)%	11,286	(24)%	(46,118)	(3)%
Income before income taxes	175,065	13%	76,439	78%	98,626	8%
Income tax expense	47,274	3%	21,308	82%	25,966	2%
Net income	$127,791	10%	$55,131	76%	$72,660	6%

Revenues
Total revenue for the year ended December 31, 2021, increased $76.3 million, or 6%, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $7.3 million increase in total revenue during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, total revenue for the year ended December 31, 2021, increased $69.0 million, or 5%, as compared to the same period in 2020.

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

SaaS and PaaS revenue increased $5.2 million, or 1%, during the year ended December 31, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $3.1 million increase in SaaS and PaaS revenue during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the year ended December 31, 2021, increased $2.1 million, as compared to the same period in 2020.

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

License revenue increased $73.0 million, or 30%, during the year ended December 31, 2021, as compared to the same period in 2020.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in license revenue during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, license revenue for the year ended December 31, 2021, increased $73.8 million, as compared to the same period in 2020.
•The increase in license revenue was primarily driven by renewal timing and relative size of license and capacity events during the year ended December 31, 2021, as compared to the same period in 2020.

Maintenance Revenue
Maintenance revenue includes standard, enhanced, and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $1.2 million, or 1%, during the year ended December 31, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $3.9 million increase in maintenance revenue during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, maintenance revenue for the year ended December 31, 2021, decreased $5.1 million, or 2%, as compared to the same period in 2020.

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

Services revenue decreased $0.7 million, or 1%, during the year ended December 31, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.1 million increase in services revenue during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, services revenue for the year ended December 31, 2021, decreased $1.8 million, or 3%, as compared to the same period in 2020.

Operating Expenses
Total operating expenses for the year ended December 31, 2021, increased $11.1 million, or 1%, as compared to the same period in 2020.
•Total operating expenses for the year ended December 31, 2021, included $13.4 million of expense related to significant transactions and cost reduction strategies implemented during the period. Total operating expenses for the year ended December 31, 2020, included $44.6 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period and integration of the Speedpay acquisition.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $9.4 million increase in total operating expenses for the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the year ended December 31, 2021, increased $32.9 million, or 3%, as compared to the same period in 2020.

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

Cost of revenue increased $16.4 million, or 3%, during the year ended December 31, 2021, as compared to the same period in 2020.
•Cost of revenue for the year ended December 31, 2020, included $4.3 million of significant transaction-related expenses associated with the acquisition of Speedpay and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $3.8 million increase in cost of revenue during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, cost of revenue increased $16.9 million, or 3%, for the year ended December 31, 2021, as compared to the same period in 2020.
•The increase was primarily due to higher payment card interchange and processing fees of $18.3 million, partially offset by lower personnel and related expenses of $3.8 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $5.0 million, or 4%, during the year ended December 31, 2021, as compared to the same period in 2020.
•R&D expense for the years ended December 31, 2021 and 2020, included $2.4 million and $1.0 million, respectively, of expenses related to significant transactions and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.6 million increase in R&D expense during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, R&D expense increased $2.0 million, or 1%, during the year ended December 31, 2021, as compared to the same period in 2020.

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

Selling and marketing expense increased $23.0 million, or 22%, during the year ended December 31, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.6 million increase in selling and marketing expense during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $21.4 million, or 20%, for the year ended December 31, 2021, as compared to the same period in 2020.
•The increase was primarily due to higher personnel and related expenses and advertising expenses of $17.0 million and $4.4 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $28.7 million, or 19%, during the year ended December 31, 2021, as compared to the same period in 2020.
•General and administrative expenses for the year ended December 31, 2021 and 2020, included $11.0 million and $39.3 million, respectively, of expenses related to significant transaction and cost reduction strategies implemented during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.4 million increase in general and administrative expense during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $1.8 million, or 2%, for the year ended December 31, 2021, as compared to the same period in 2020.

Depreciation and Amortization
Depreciation and amortization decreased $4.6 million, or 3%, during the year ended December 31, 2021, as compared to the same period in 2020.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.0 million increase in depreciation and amortization expense during the year ended December 31, 2021, as compared to the same period in 2020.
•Adjusted for the impact of foreign currency, depreciation and amortization decreased $5.6 million, or 4%, for the year ended December 31, 2021, as compared to the same period in 2020.

Other Income and Expense
Interest expense for the year ended December 31, 2021, decreased $11.6 million, or 20%, as compared to the same period in 2020, primarily due to lower comparative debt balances.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the year ended December 31, 2021, decreased $0.1 million, or 1%, as compared to the same period in 2020.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.3 million and $1.1 million of expense for the years ended December 31, 2021 and 2020.

Income Taxes
The effective tax rates for the years ended December 31, 2021 and 2020, were approximately 27% and 26%, respectively. Our effective tax rates vary from our federal statutory rates due to operating in multiple foreign countries where we apply foreign tax laws and rates which differ from those we apply to the income generated from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2021, effective rate was most impacted by our operations in Colombia, Ireland, and Singapore, and our December 31, 2020, effective tax rate was most impacted by our operations in Ireland, Mexico, Singapore, and the United Kingdom.

Refer to Note 11, Income Taxes, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Prior Year Results
For discussion of the year ended December 31, 2020, compared to the year ended December 31, 2019, see Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020.
Segment Results
In January 2021, we made a change in organizational structure to align with our strategic direction. As a result, the Company reassessed its segment reporting structure due to changes in how the Company's chief operating decision maker ("CODM") assesses the Company's performance and allocates resources. Beginning with the first quarter of 2021, we report financial performance based on our new segments, Banks, Merchants, and Billers, and analyze Segment Adjusted EBITDA as a measure of segment profitability.

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

Corporate and unallocated expenses includes global facilities and information technology costs and long-term product roadmap expenses in addition to the corporate overhead costs that are not allocated to reportable segments. The overhead costs relate to human resources, finance, legal, accounting, and merger and acquisition activity. These costs along with depreciation and amortization and stock-based compensation are not considered when management evaluates segment performance.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020
Revenues
Banks	$625,125	$558,498
Merchants	152,988	149,342
Billers	592,485	586,482
Total revenue	$1,370,598	$1,294,322
Segment Adjusted EBITDA
Banks	$372,949	$331,445
Merchants	54,266	53,383
Billers	129,048	135,144
Depreciation and amortization	(133,393)	(140,316)
Stock-based compensation expense	(27,242)	(29,602)
Corporate and unallocated expenses	(185,731)	(205,310)
Interest, net	(33,538)	(45,002)
Other, net	(1,294)	(1,116)
Income before income taxes	$175,065	$98,626

Banks Segment Adjusted EBITDA increased $41.5 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to a $66.6 million increase in revenue, partially offset by a $25.1 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA increased $0.9 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to a $3.6 million increase in revenue, partially offset by a $2.7 million increase in cash operating expense.

Billers Segment Adjusted EBITDA decreased $6.1 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to a $12.1 million increase in cash operating expense, partially offset by a $6.0 million increase in revenue.

Prior Year Results
For discussion of 2020 compared to 2019, see Segment Results in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020.
Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund acquisitions, capital expenditures, and lease payments. We believe these needs will be satisfied using cash flow generated by our operations, cash and cash equivalents, and available borrowings under our revolving credit facility over the next 12 months and beyond.

Our cash requirements in the future may be financed through additional equity or debt financings. However, the disruption in the capital markets caused by the COVID-19 pandemic could make any new financing more challenging, and there can be no assurance that such financings will be obtained on commercially reasonable terms, or at all. We believe our liquidity will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. We are compliant with our debt covenants and do not anticipate an inability to service our debt. As the challenges posed by COVID-19 on our business and the economy as a whole evolve, we continue to evaluate our liquidity and financial position in light of further developments, particularly those relating to COVID-19.

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of December 31, 2021, we had $122.1 million of cash and cash equivalents, of which $59.7 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of December 31, 2021, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis differences related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of December 31, 2021.

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$122,059	$165,374
Availability under revolving credit facility	498,500	443,500
Total liquidity	$620,559	$608,874

The increase in total liquidity is primarily attributable to positive operating cash flows of $220.5 million, partially offset by $45.4 million of payments to purchase property and equipment and software and distribution rights, $39.0 million of repayments on the Term Loans and $107.4 million of payments related to stock repurchases. We also repaid a net $55.0 million on the Revolving Credit Facility.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of December 31, 2021, the full $75.0 million was available.

Stock Repurchase Program
Our board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In December 2021, the board approved the repurchase of the Company's common stock of up to $250.0 million, in place of the remaining purchase amounts previously authorized.

We repurchased 3,000,000 shares for $107.4 million under our stock repurchase program during the year ended December 31, 2021. Under the program to date, we have repurchased 49,357,495 shares for approximately $719.7 million. As of December 31, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $216.3 million.

Subsequent to December 31, 2021, the Company has repurchased additional shares under the repurchase program.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, cash requirements for acquisitions, debt repayment obligations, our stock price, and global economic and market conditions. Our stock repurchases may be affected from time to time through open market purchases and pursuant to a Rule 10b5-1 plan and they may be accelerated, suspended, delayed or discontinued at any time. See Note 7, Common Stock and Treasury Stock, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Cash Flows
The following table sets forth summary cash flow data for the periods indicated (in thousands).

	Years Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$220,473	$314,895
Investing activities	(45,368)	(30,699)
Financing activities	(256,878)	(159,889)

Cash Flows from Operating Activities
The primary source of operating cash flows is cash collections from our customers for purchase and renewal of licensed software products and various services including software and platform as a service, maintenance, and other professional services. Our primary uses of operating cash flows includes employee expenditures, taxes, interest payments, leased facilities,
Cash flows provided by operating activities were $94.4 million lower for the year ended December 31, 2021, compared to the same period in 2020, due to the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases and investments in capital and other assets, including strategic acquisitions, that support our growth.
During the year ended December 31, 2021, we used $45.4 million to purchase software, property, and equipment, as compared to $46.6 million during the same period in 2020.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.
During 2021, we repaid a net $55.0 million on the Revolving Credit Facility and $39.0 million on the Term Loans. In addition, we used $107.4 million to repurchase common stock and we received proceeds of $12.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. We also used $14.8 million for the repurchase of stock-based compensation awards for tax withholdings and $37.8 million for settlement assets and liabilities due to processing timing. During 2020, we repaid a net $184.0 million on the Revolving Credit Facility and $39.0 million on the Term Loans. In addition, we used $28.9 million to repurchase common stock, and we received proceeds of $15.7 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. We also used $11.6 million for the repurchase of stock-based compensation awards for tax withholdings and received $101.7 million from settlement assets and liabilities due to processing timing.

Prior Year Results
For discussion of 2020 compared to 2019, see Liquidity and Capital Resources in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020.
Contractual Obligations
Our largest contractual obligations as of December 31, 2021, include the following:

•principal payments related to our Credit Agreement that are included in our consolidated balance sheet and the related periodic interest payments;
•semi-annual interest payments on our 2026 Notes and the ultimate principal payment that is included in our consolidated balance sheet;
•scheduled payments related to liabilities for certain multi-year license agreements for internal-use software that are included in our consolidated balance sheet;
•operating lease obligations that are included in our consolidated balance sheet; and
•other contractual commitments associated with agreements that are enforceable and legally binding.

In addition, we have gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, the nature of which is uncertain with respect to settlement or release with the relevant tax authorities. See Note 11, Income Taxes, of our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

Notes 4, Debt, 12, Leases, and 13, Commitments and Contingencies, of our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K provide additional information regarding our contractual obligations and contingencies.
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

Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets. As of December 31, 2021 and 2020, our intangible assets, excluding goodwill, net of accumulated amortization, were $283.0 million and $322.0 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from four to 20 years.

As of December 31, 2021 and 2020, our goodwill was $1.3 billion. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances, or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Banks, Merchants, and Billers, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Stock-Based Compensation
On June 9, 2020, upon recommendation of our board, stockholders approved the ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan authorizes the board to provide for equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, dividend equivalents, and certain other awards, including those denominated or payable in, or otherwise based on, our common stock ("awards"). The purpose of the 2020 Plan is to provide incentives and rewards for service and/or performance by providing awards to non-employee directors, officers, other employees, and certain consultants and other service providers of us and our subsidiaries. Following the approval of the 2020 Plan, the 2016 Incentive Plan was terminated. Termination of the 2016 Incentive Plan did not affect any equity awards outstanding under the 2016 Incentive Plan or 2005 Incentive Plan.

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

The assumptions utilized in the Monte Carlo simulation models, as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 6, Stock-Based Compensation Plans, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets and economy due to ongoing impacts of the COVID-19 pandemic, there have been no material changes to our market risk for the year ended December 31, 2021. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at December 31, 2021, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.1 billion of debt outstanding at December 31, 2021, with $678.2 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 2.10% at December 31, 2021. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $1.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required consolidated financial statements and notes thereto are included in this annual report and are listed in Part IV, Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2021.

In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2021.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
ACI Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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
February 24, 2022

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The other information required by this Item 10 is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2022 (the “2022 Proxy Statement“), under the sections entitled “Proposal 1 – Election of Directors,” “Information Regarding Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” Corporate Governance – Code of Business Conduct and Ethics,” and “Corporate Governance – Board Committees.”
ITEM 11. EXECUTIVE COMPENSATION
Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information included in the sections entitled “Information Regarding Security Ownership” in our 2022 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Equity Compensation Plan Information” in our 2022 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information included in the section entitled “Certain Relationships and Related Transactions” in our 2022 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2022 Proxy Statement is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2022 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
ACI Worldwide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
•Determination of the standalone selling price for each performance obligation, the amount allocated to each performance obligation and whether it depicts the amount that the Company expects to be entitled to in exchange for the related product and/or service. As the selling prices of the Company’s software licenses are highly variable, the Company estimates standalone selling prices of its software licenses using the residual approach when the software license is sold with other services and observable standalone selling prices exist for the other services.

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
February 24, 2022

We have served as the Company’s auditor since 2009.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$122,059	$165,374
Receivables, net of allowances of $2,861 and $3,912, respectively	320,405	342,879
Settlement assets	452,396	605,008
Prepaid expenses	24,698	24,288
Other current assets	17,876	17,365
Total current assets	937,434	1,154,914
Noncurrent assets
Accrued receivables, net	276,164	215,772
Property and equipment, net	63,050	64,734
Operating lease right-of-use assets	47,825	41,243
Software, net	157,782	196,456
Goodwill	1,280,226	1,280,226
Intangible assets, net	283,004	321,983
Deferred income taxes, net	50,778	57,476
Other noncurrent assets	62,478	54,099
TOTAL ASSETS	$3,158,741	$3,386,903
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,312	$41,223
Settlement liabilities	451,575	604,096
Employee compensation	51,379	48,560
Current portion of long-term debt	45,870	34,265
Deferred revenue	84,425	95,849
Other current liabilities	79,594	81,612
Total current liabilities	754,155	905,605
Noncurrent liabilities
Deferred revenue	25,925	33,564
Long-term debt	1,019,872	1,120,742
Deferred income taxes, net	36,122	40,504
Operating lease liabilities	43,346	39,958
Other noncurrent liabilities	34,544	39,933
Total liabilities	1,913,964	2,180,306
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2021 and 2020	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at December 31, 2021 and 2020	702	702
Additional paid-in capital	688,313	682,431
Retained earnings	1,131,281	1,003,490
Treasury stock, at cost, 24,795,009 and 23,412,870 shares at December 31, 2021 and 2020, respectively	(475,972)	(387,581)
Accumulated other comprehensive loss	(99,547)	(92,445)
Total stockholders’ equity	1,244,777	1,206,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,158,741	$3,386,903

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues
Software as a service and platform as a service	$774,342	$769,180	$677,669
License	319,867	246,896	288,261
Maintenance	210,499	211,697	213,409
Services	65,890	66,549	78,955
Total revenues	1,370,598	1,294,322	1,258,294
Operating expenses
Cost of revenue (1)	638,871	622,459	617,453
Research and development	144,310	139,293	146,573
Selling and marketing	126,539	103,567	123,684
General and administrative	123,801	152,468	135,296
Depreciation and amortization	127,180	131,791	111,532
Total operating expenses	1,160,701	1,149,578	1,134,538
Operating income	209,897	144,744	123,756
Other income (expense)
Interest expense	(45,060)	(56,630)	(64,033)
Interest income	11,522	11,628	11,967
Other, net	(1,294)	(1,116)	520
Total other income (expense)	(34,832)	(46,118)	(51,546)
Income before income taxes	175,065	98,626	72,210
Income tax expense	47,274	25,966	5,148
Net income	$127,791	$72,660	$67,062
Income per common share
Basic	$1.09	$0.62	$0.58
Diluted	$1.08	$0.62	$0.57
Weighted average common shares outstanding
Basic	117,407	116,397	116,175
Diluted	118,647	118,079	118,571

(1)The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$127,791	$72,660	$67,062
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,102)	(862)	1,034
Total other comprehensive income (loss)	(7,102)	(862)	1,034
Comprehensive income	$120,689	$71,798	$68,096

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2018	$702	$632,235	$863,768	$(355,857)	$(92,617)	$1,048,231
Net income	—	—	67,062	—	—	67,062
Other comprehensive income	—	—	—	—	1,034	1,034
Stock-based compensation	—	36,763	—	—	—	36,763
Shares issued and forfeited, net, under stock plans	—	(1,340)	—	17,821	—	16,481
Repurchase of 1,228,102 shares of common stock	—	—	—	(35,617)	—	(35,617)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,986)	—	(3,986)
Balance as of December 31, 2019	702	667,658	930,830	(377,639)	(91,583)	1,129,968
Net income	—	—	72,660	—	—	72,660
Other comprehensive loss	—	—	—	—	(862)	(862)
Stock-based compensation	—	29,602	—	—	—	29,602
Shares issued and forfeited, net, under stock plans	—	(14,829)	—	30,507	—	15,678
Repurchase of 1,000,000 shares of common stock	—	—	—	(28,881)	—	(28,881)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(11,568)	—	(11,568)
Balance as of December 31, 2020	702	682,431	1,003,490	(387,581)	(92,445)	1,206,597
Net income	—	—	127,791	—	—	127,791
Other comprehensive loss	—	—	—	—	(7,102)	(7,102)
Stock-based compensation	—	27,242	—	—	—	27,242
Shares issued and forfeited, net, under stock plans	—	(21,360)	—	33,820	—	12,460
Repurchase of 3,000,000 shares of common stock	—	—	—	(107,378)	—	(107,378)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(14,833)	—	(14,833)
Balance as of December 31, 2021	$702	$688,313	$1,131,281	$(475,972)	$(99,547)	$1,244,777

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$127,791	$72,660	$67,062
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	20,900	24,728	24,092
Amortization	112,493	115,588	98,477
Amortization of operating lease right-of-use assets	10,515	23,448	15,934
Amortization of deferred debt issuance costs	4,685	4,802	4,128
Deferred income taxes	3,733	3,349	(22,140)
Stock-based compensation expense	27,242	29,602	36,763
Other	855	6,017	5,175
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(43,830)	8,793	(19,054)
Accounts payable	1,408	2,484	(7,703)
Accrued employee compensation	3,674	18,491	(10,829)
Deferred revenue	(17,332)	9,421	(37,561)
Other current and noncurrent assets and liabilities	(31,661)	(4,488)	(21,739)
Net cash flows from operating activities	220,473	314,895	132,605
Cash flows from investing activities:
Purchases of property and equipment	(20,582)	(17,804)	(23,099)
Purchases of software and distribution rights	(24,786)	(28,829)	(24,915)
Acquisition of businesses, net of cash acquired	—	—	(757,268)
Other	—	15,934	(25,199)
Net cash flows from investing activities	(45,368)	(30,699)	(830,481)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,440	3,759	3,591
Proceeds from exercises of stock options	8,862	11,924	12,985
Repurchase of stock-based compensation awards for tax withholdings	(14,833)	(11,568)	(3,986)
Repurchase of common stock	(107,378)	(28,881)	(35,617)
Proceeds from revolving credit facility	35,000	30,000	280,000
Repayments of revolving credit facility	(90,000)	(214,000)	(41,000)
Proceeds from term portion of credit agreement	—	—	500,000
Repayments of term portion of credit agreement	(38,950)	(38,950)	(28,900)
Payment for debt issuance costs	—	—	(12,830)
Payments on or proceeds from other debt, net	(15,185)	(13,854)	(7,020)
Net (decrease) increase in settlement assets and liabilities	(37,834)	101,681	1,127
Net cash flows from financing activities	(256,878)	(159,889)	668,350
Effect of exchange rate fluctuations on cash	533	(57)	(1,495)
Net (decrease) increase in cash and cash equivalents	(81,240)	124,250	(31,021)
Cash and cash equivalents, including settlement deposits, beginning of period	265,382	141,132	172,153
Cash and cash equivalents, including settlement deposits, end of period	$184,142	$265,382	$141,132
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$122,059	$165,374	$121,398
Settlement deposits	62,083	100,008	19,734
Total cash and cash equivalents, including settlement deposits	$184,142	$265,382	$141,132
Supplemental cash flow information
Income taxes paid, net	$46,166	$27,760	$27,727
Interest paid	$40,071	$51,991	$58,980
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business
ACI Worldwide, Inc., a Delaware corporation, and its subsidiaries (collectively referred to as “ACI” or the “Company”) develop, market, install, and support a broad line of software products and services primarily focused on facilitating electronic payments. In addition to its own products, the Company distributes or acts as a sales agent for software developed by third parties. These products and services are used principally by banks and intermediaries, merchants, and billers, both in domestic and international markets.

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

Revision of Prior Period Financial Statements
As of December 31, 2021, the Company has revised the previously reported consolidated statements of cash flows to include settlement deposits in total cash and cash equivalents and settlement receivables and settlement liabilities net activity in cash flows from financing activities, both of which were previously included in cash flows from operating activities. This immaterial revision did not have an effect on its previously reported consolidated balance sheets, statements of operations, statements of comprehensive income, or statements of stockholders' equity.

A summary of the revisions to the previously reported balances are presented in the table below for comparative purposes (in thousands):

	Year Ended December 31, 2020
	As reported	Revision adjustment	As revised
Cash flows from operating activities:
Other current and noncurrent assets and liabilities	$16,919	$(21,407)	$(4,488)
Net cash flows from operating activities	336,302	(21,407)	314,895

Cash flows from financing activities:
Net increase in settlement assets and liabilities	$—	$101,681	$101,681
Net cash flows from financing activities	(261,570)	101,681	(159,889)

Net increase in cash and cash equivalents	$43,976	$80,274	$124,250
Cash and cash equivalents, including settlement deposits, beginning of period	121,398	19,734	141,132
Cash and cash equivalents, including settlement deposits, end of period	165,374	100,008	265,382

	Year Ended December 31, 2019
	As reported	Revision adjustment	As revised
Cash flows from operating activities:
Other current and noncurrent assets and liabilities	$(16,695)	$(5,044)	$(21,739)
Net cash flows from operating activities	137,649	(5,044)	132,605

Cash flows from financing activities:
Net increase in settlement assets and liabilities	$—	$1,127	$1,127
Net cash flows from financing activities	667,223	1,127	668,350

Net decrease in cash and cash equivalents	$(27,104)	$(3,917)	$(31,021)
Cash and cash equivalents, including settlement deposits, beginning of period	148,502	23,651	172,153
Cash and cash equivalents, including settlement deposits, end of period	121,398	19,734	141,132

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

Other Current Liabilities
Other current liabilities include the following (in thousands):

	December 31,
	2021	2020
Vendor financed licenses	$12,521	$12,901
Operating lease liabilities	11,518	13,438
Accrued interest	8,776	8,745
Royalties payable	4,102	3,959
Other	42,677	42,569
Total other current liabilities	$79,594	$81,612

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2021 and 2020, were $272.8 million and $246.8 million, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class. As of December 31, 2021 and 2020, net property and equipment consisted of the following (in thousands):

		December 31,
	Useful Lives	2021	2020
Computer and office equipment	3 - 5 years	$127,352	$133,346
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	34,460	29,535
Building and improvements	7 - 30 years	14,853	14,588
Furniture and fixtures	7 years	9,733	8,539
Land	Non-depreciable	1,785	1,785
Property and equipment, gross		188,183	187,793
Less: accumulated depreciation		(125,133)	(123,059)
Property and equipment, net		$63,050	$64,734

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

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $419.0 million and $424.5 million as of December 31, 2021 and 2020, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill and Other Intangibles
In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level, and as discussed in Note 10, Segment Information, in January 2021, it announced a change in organizational structure to better align with the Company’s strategic direction. This change also resulted in a change in reporting units to coincide with the new operating segments—Banks, Merchants, and Billers. The Company allocated goodwill to the new reporting units using a relative fair value approach with total goodwill of $1.3 billion allocated $725.9 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers. In addition, the Company performed an assessment of potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment was indicated.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $19.3 million, which is included in other noncurrent assets in the consolidated balance sheet as of December 31, 2021 and 2020.

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

Treasury Stock
The Company accounts for shares of its common stock that are repurchased without intent to retire as treasury stock. Such shares are recorded at cost and reflected separately on the consolidated balance sheets as a reduction of stockholders’ equity. The Company issues shares of treasury stock upon exercise of stock options, issuance of restricted share units, payment of earned performance shares, and for issuances of common stock pursuant to the Company’s employee stock purchase plan. For purposes of determining the cost of the treasury shares re-issued, the Company uses the average cost method.

Stock-Based Compensation Plans
In accordance with ASC 718, Compensation – Stock Compensation, ("ASC 718") the Company recognizes stock-based compensation expense for awards that are probable of vesting on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Stock-based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. To determine the grant date fair value of total shareholder return awards (“TSRs”), a Monte Carlo simulation model was used. The assumptions utilized in the Monte Carlo simulation models, as well as the description of the plans the stock-based awards are granted under, are described in further detail in Note 6, Stock-Based Compensation Plans.

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

New Accounting Standards Recently Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions within ASC 740, as well as clarify and simplify other aspects of the accounting for income taxes to promote consistency among reporting entities. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
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

Total receivables, net is comprised of the following (in thousands):

	December 31,
	2021	2020
Billed receivables	$162,479	$179,177
Allowance for doubtful accounts	(2,861)	(3,912)
Billed receivables, net	159,618	175,265
Current accrued receivables, net	160,787	167,614
Long-term accrued receivables, net	276,164	215,772
Total accrued receivables, net	436,951	383,386
Total receivables, net	$596,569	$558,651

One customer accounted for 13.8% of the Company's consolidated receivables balance as of December 31, 2021. No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2020.

The Company maintains an allowance for doubtful accounts for expected future credit losses that is calculated based on historical experience, current economic trends, and expectations of near term economic trends. The Company regularly monitors its credit risk exposures in consolidated receivables.

The following reflects activity in the Company’s allowance for doubtful accounts receivable for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance, beginning of period	$(3,912)	$(5,149)	$(3,912)
Provision (increase) decrease	1,125	374	(2,561)
Amounts written off, net of recoveries	(82)	941	1,368
Foreign currency translation adjustments and other	8	(78)	(44)
Balance, end of period	$(2,861)	$(3,912)	$(5,149)

Provision (increases) decreases recorded in general and administrative expense during the years ended December 31, 2021, December 31, 2020, and 2019, reflect (increases) decreases in the allowance for doubtful accounts based upon collection experience, net of collection of customer-specific receivables that were previously reserved for as doubtful of collection.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2019	$118,939
Deferral of revenue	149,363
Recognition of deferred revenue	(141,313)
Foreign currency translation	2,424
Balance, December 31, 2020	129,413
Deferral of revenue	154,419
Recognition of deferred revenue	(171,530)
Foreign currency translation	(1,952)
Balance, December 31, 2021	$110,350

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

Revenue allocated to remaining performance obligations was $818.2 million as of December 31, 2021, of which the Company expects to recognize approximately 48% over the next 12 months and the remainder thereafter.

During the year ended December 31, 2021, the revenue recognized by the Company from performance obligations satisfied in previous periods was $21.0 million.

Costs to Obtain and Fulfill a Contract
The Company accounts for costs to obtain and fulfill its contracts in accordance with ASC 340-40.

The Company capitalizes certain of its sales commissions that meet the definition of incremental costs of obtaining a contract and for which the amortization period is greater than one year. The costs associated with those sales commissions are capitalized during the period in which the Company becomes obligated to pay the commissions and are amortized over the period in which the related products or services are transferred to the customer. As of December 31, 2021 and 2020, $3.0 million and $1.3 million of these costs are included in other current assets, respectively, and $11.0 million and $6.2 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. During the years ended December 31, 2021 and 2020, the Company recognized $5.2 million and $4.7 million of sales commission expense, respectively, related to the amortization of these costs, which is included in selling and marketing expense on the consolidated statements of operations.

The Company capitalizes costs incurred to fulfill its contracts that: (1) relate directly to the arrangement, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the arrangement, and (3) are expected to be recovered through revenue generated under the arrangement. Contract fulfillment costs are expensed as the Company transfers the related services to the customer. As of December 31, 2021 and 2020, $0.2 million and less than $0.1 million of these costs are included in other current assets, and $10.1 million and $9.5 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. The amounts capitalized primarily relate to direct costs that enhance resources under the Company’s SaaS and PaaS arrangements. During the years ended December 31, 2021 and 2020, the Company recognized $4.5 million and $4.4 million of expense, respectively, related to the amortization of these costs, which is included in cost of revenue on the consolidated statements of operations.
3. Acquisition
Speedpay
On May 9, 2019, the Company acquired Speedpay, a subsidiary of The Western Union Company (“Western Union”), for $754.1 million in cash, including working capital adjustments, pursuant to a Stock Purchase Agreement, among the Company, Western Union, and ACI Worldwide Corp., a wholly owned subsidiary of the Company. The Company has included the financial results of Speedpay in the consolidated financial statements from the date of acquisition. The combination of the Company and Speedpay bill pay solutions serves more than 4,000 customers across the United States, bringing expanded reach in existing and complementary market segments such as consumer finance, insurance, healthcare, higher education, utilities, government, and mortgage. The acquisition of Speedpay increased the scale of the Company’s Biller business and allows the acceleration of platform innovation through increased research and development and investment in ACI's Biller platform infrastructure.

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

In connection with the acquisition, the Company recorded the following amounts based upon the finalized purchase price allocation as follows (in thousands, except weighted average useful lives):

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

Unaudited Pro Forma Financial Information
The pro forma financial information in the table below presents the combined results of operations for ACI and Speedpay as if the acquisition had occurred January 1, 2019. The pro forma information is shown for illustrative purposes only and is not necessarily indicative of future results of operations of the Company or results of operations of the Company that would have actually occurred had the transaction been in effect for the periods presented. This pro forma information is not intended to represent or be indicative of actual results had the acquisition occurred as of the beginning of each period, and does not reflect potential synergies, integration costs, or other such costs or savings.

Certain pro forma adjustments have been made to net income for the year ended December 31, 2019, to give effect to estimated adjustments that remove the amortization expense on eliminated Speedpay historical identifiable intangible assets, add amortization expense for the value of acquired identified intangible assets (primarily acquired software, customer relationships, and trademarks), and add estimated interest expense on the Company’s additional Delayed Draw Term Loan and Revolving Credit Facility borrowings. Additionally, certain transaction expenses that are a direct result of the acquisition have been excluded. The years ended December 31, 2021 and 2020, are not presented, as Speedpay is included in the Company's consolidated results for both periods.

The following is the unaudited summarized pro forma financial information for the year ended December 31, 2019 (in thousands, except per share data):

Year Ended December 31, 2019
Pro forma revenue	$1,382,957
Pro forma net income	$82,003
Pro forma income per share:
Basic	$0.71
Diluted	$0.69
4. Debt
As of December 31, 2021, the Company had $678.2 million and $400.0 million outstanding under its Term Loans and Senior Notes, respectively, with up to $498.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% or (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of December 31, 2021, was 2.10%.

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

Letter of Credit
On August 12, 2020, the Company and ACI Payments, Inc. entered into a standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $1.5 million. The Letter of Credit, currently effective through July 31, 2022, will automatically renew for successive one-year renewal terms unless Bank of America, N.A. provides written notice of its intent to terminate the agreement at least 90 days prior to the end of the remaining renewal term. The Letter of Credit reduces the maximum available borrowings under the Revolving Credit Facility to $498.5 million. Upon expiration of the Letter of Credit, maximum borrowings would return to $500.0 million.

Expected Discontinuation of LIBOR
The administrator of LIBOR has announced it will cease publication of the one-week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the first publication of SOFR rates was released in April 2018.

The Company is evaluating the potential impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR. The Company's Credit Agreement is currently indexed to U.S dollar LIBOR and the maturity date of the Credit Agreement extends beyond June 30, 2023. The Credit Agreement contemplates the discontinuation of LIBOR and provides options for the Company in such an event. The Company will continue to actively assess the related opportunities and risks involved in this transition.

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

Maturities on debt outstanding at December 31, 2021, are as follows (in thousands):

Fiscal Year Ending December 31,
2022	$50,431
2023	69,906
2024	557,823
2025	—
2026	400,000
Thereafter	—
Total	$1,078,160

The Revolving Credit Facility and 2026 Notes do not amortize. The Term Loans do amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of December 31, 2021, and at all times during the period, the Company was in compliance with its financial debt covenants.
Total debt is comprised of the following (in thousands):

	December 31,
	2021	2020
Term loans	$678,160	$717,110
Revolving credit facility	—	55,000
5.750% Senior Notes, due August 2026	400,000	400,000
Debt issuance costs	(12,418)	(17,103)
Total debt	1,065,742	1,155,007
Less: current portion of term loans	50,431	38,950
Less: current portion of debt issuance costs	(4,561)	(4,685)
Total long-term debt	$1,019,872	$1,120,742

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the consolidated balance sheet. As of December 31, 2021, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2020, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the consolidated statements of cash flows. As of December 31, 2021, $2.9 million was outstanding under license agreements previously entered into, all of which is included in other current liabilities in the consolidated balance sheet. As of December 31, 2020, $7.8 million was outstanding, of which $5.6 million and $2.2 million was included in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet.
5. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$440,242	$(283,109)	$157,133	$430,330	$(240,717)	$189,613
Software for resale	127,904	(127,255)	649	130,261	(123,418)	6,843
Total software	$568,146	$(410,364)	$157,782	$560,591	$(364,135)	$196,456

Software for internal use amortization expense recorded during the years ended December 31, 2021, 2020, and 2019, totaled $69.3 million, $70.0 million, and $55.6 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

Software for resale amortization expense recorded during the years ended December 31, 2021, 2020, and 2019, totaled $6.2 million, $8.5 million, and $11.0 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$507,962	$(230,152)	$277,810	$512,389	$(197,787)	$314,602
Trademarks and trade names	23,839	(18,645)	5,194	24,115	(16,734)	7,381
Total other intangible assets	$531,801	$(248,797)	$283,004	$536,504	$(214,521)	$321,983

Other intangible assets amortization expense recorded during the years ended December 31, 2021, 2020, and 2019, totaled $37.0 million, $37.1 million, and $31.9 million, respectively.

Based on capitalized intangible assets as of December 31, 2021, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2022	$61,357	$36,639
2023	42,647	36,320
2024	26,081	31,811
2025	19,852	23,237
2026	7,789	23,237
Thereafter	56	131,760
Total	$157,782	$283,004
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

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation expense related to the ESPP for the years ended December 31, 2021, 2020, and 2019, was approximately $0.6 million, $0.7 million, and $0.6 million, respectively.

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

2016 Equity and Performance Incentive Plan
The Company's 2016 Incentive Plan provided for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, and other awards. The 2016 Incentive Plan was adopted by the stockholders on June 14, 2016. Following the adoption of the 2016 Incentive Plan, the 2005 Incentive Plan was terminated. Subject to adjustment in certain circumstances, the maximum number of shares of common stock that was issued or transferred in connection with awards granted under the 2016 Incentive Plan was the sum of (i) 8,000,000 shares of common stock and (ii) any shares of common stock that were represented by options previously granted under the 2005 Incentive Plan which were subsequently forfeited, expired, or cancelled without delivery of common stock or which resulted in the forfeiture or relinquishment of common stock back to the Company.

2005 Equity and Performance Incentive Plan
The Company's 2005 Incentive Plan, as amended, under which shares of the Company’s common stock were reserved for issuance to eligible employees or non-employee directors of the Company. The 2005 Incentive Plan provided for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, performance awards, and other awards. The maximum number of shares of the Company’s common stock that was issued or transferred in connection with awards granted under the 2005 Incentive Plan was the sum of (i) 23,250,000 shares and (ii) any shares represented by outstanding options that had been granted under designated terminated stock option plans that were subsequently forfeited, expired, or are cancelled without delivery of the Company’s common stock.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2020	2,186,511	$17.87
Exercised	(546,192)	16.22
Outstanding, December 31, 2021	1,640,319	$18.42	3.26	$26,697,917
Exercisable, December 31, 2021	1,640,319	$18.42	3.26	$26,697,917

The Company did not grant stock options during the years ended December 31, 2021, 2020, and 2019. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019, was $11.4 million, $19.5 million, and $16.0 million, respectively.

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

During the year ended December 31, 2021, the Company modified the performance target for the remaining outstanding long-term incentive program performance shares in consideration of the impact of the COVID-19 pandemic, resulting in additional stock-based compensation expense of approximately $0.4 million. During the year ended December 31, 2021, a total of 10,457 LTIPs vested. The Company withheld 4,527 of those shares to pay the employees' portion of the minimum payroll withholding taxes.

Total Shareholder Return Awards
During the years ended December 31, 2021, 2020, and 2019, pursuant to the 2020 Plan and 2016 Incentive Plan, the Company granted total shareholder return awards (“TSRs”). TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over a three-year performance period based on the grant date fair value.

A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,367,728	$34.59
Granted	367,317	50.60
Vested	(782,588)	31.31
Forfeited	(189,030)	38.85
Change in payout rate	391,294	31.31
Nonvested as of December 31, 2021	1,154,721	$40.10

During the year ended December 31, 2021, a total of 782,588 TSRs awards granted in fiscal 2018 vested and achieved a payout rate of 200% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 205,373 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the years ended December 31, 2021, 2020, and 2019, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected life (years)	2.8	2.8	2.8
Risk-free interest rate	0.3%	0.5%	2.5%
Volatility	41.2%	31.4%	29.3%
Expected dividend yield	—	—	—

Restricted Share Units
During the years ended December 31, 2021, 2020, and 2019, pursuant to the 2020 Plan and the 2016 Incentive Plan, the Company granted restricted share unit awards (“RSUs”). RSUs generally have requisite service periods of three years and vest in increments of 33% on the anniversary of the grant dates. RSUs granted to the board vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. Under each arrangement, RSUs are issued without direct cost to the employee on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock on the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.

A summary of nonvested RSUs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,118,182	$27.34
Granted	630,717	38.63
Vested	(522,618)	27.69
Forfeited	(280,130)	31.10
Nonvested as of December 31, 2021	946,151	$33.57

During the year ended December 31, 2021, a total of 522,618 RSUs vested. The Company withheld 155,031 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of December 31, 2021, there was unrecognized compensation expense of $20.1 million related to RSUs and $17.3 million related to TSRs, which the Company expects to recognize over a weighted average period of 1.8 years.

The Company recorded stock-based compensation expense recognized under ASC 718 during the years ended December 31, 2021, 2020, and 2019, of $27.2 million, $29.6 million, and $36.8 million, respectively, with corresponding tax benefits of $3.9 million, $5.4 million, and $5.9 million, respectively.
7. Common Stock and Treasury Stock
In 2005, the board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In December 2021, the board approved the repurchase of the Company's common stock of up to $250.0 million, in place of the remaining purchase amounts previously authorized.

The Company repurchased 3,000,000 shares for $107.4 million under the program for the year ended December 31, 2021. Under the program to date, the Company has repurchased 49,357,495 shares for approximately $719.7 million. As of December 31, 2021, the maximum remaining amount authorized for purchase under the stock repurchase program was $216.3 million.

Subsequent to December 31, 2021, the Company has repurchased additional shares under the repurchase program.

In 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares (LTIP performance shares and TSRs), vesting of RSUs, and for issuances of common stock pursuant to the Company’s ESPP. Treasury shares issued by award type are as follows:

	Years Ended December 31,
	2021	2020	2019
Stock options	546,192	1,756,471	854,524
LTIP performance shares	10,457	668,240	—
TSRs	782,588	199,413	—
RSUs	522,618	431,504	259,634
ESPP	120,937	151,542	126,983
Total treasury shares issued	1,982,792	3,207,170	1,241,141
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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2021	2020	2019
Weighted average shares outstanding:
Basic weighted average shares outstanding	117,407	116,397	116,175
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	1,240	1,682	2,396
Diluted weighted average shares outstanding	118,647	118,079	118,571

The diluted earnings per share computation excludes 1.3 million, 1.5 million, and 1.8 million options to purchase shares, RSUs, and contingently issuable shares during the years ended December 31, 2021, 2020, and 2019, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2021 and 2020, was 115,730,046 and 117,112,185, respectively.
9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.3 million and $1.1 million of expense, for the years ended December 31, 2021 and 2020, respectively, and $0.5 million of income for the year ended December 31, 2019.
10. Segment Information
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

The Company’s Chief Executive Officer is also CODM. The CODM, together with other senior management personnel, focus their review on consolidated financial information and the allocation of resources based on operating results, including revenues and Segment Adjusted EBITDA, for each segment, separate from corporate operations. No operating segments have been aggregated to form the reportable segments.

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

Revenue is attributed to the reportable segments based upon customer. Expenses are attributed to the reportable segments in one of three methods, (1) direct costs of the segment, (2) labor costs that can be attributed based upon time tracking for individual projects, or (3) costs that are allocated. Allocated costs are generally marketing and sales related activities.

Segment Adjusted EBITDA is the measure reported to the CODM for purposes of making decisions on allocating resources and assessing the performance of the Company’s segments, and therefore, Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting. Segment Adjusted EBITDA is defined as earnings (loss) from operations before interest, income tax expense (benefit), depreciation and amortization (“EBITDA”) adjusted to exclude net other income (expense).

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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues
Banks	$625,125	$558,498	$590,961
Merchants	152,988	149,342	156,452
Billers	592,485	586,482	510,881
Total revenue	$1,370,598	$1,294,322	$1,258,294
Segment Adjusted EBITDA
Banks	$372,949	$331,445	$343,844
Merchants	54,266	53,383	60,820
Billers	129,048	135,144	77,295
Depreciation and amortization	(133,393)	(140,316)	(122,569)
Stock-based compensation expense	(27,242)	(29,602)	(36,763)
Corporate and unallocated expenses	(185,731)	(205,310)	(198,871)
Interest, net	(33,538)	(45,002)	(52,066)
Other, net	(1,294)	(1,116)	520
Income before income taxes	$175,065	$98,626	$72,210

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$592,485	$592,485
Digital Business Banking	60,398	—	—	60,398
Merchant Payments	—	152,988	—	152,988
Fraud Management	43,704	—	—	43,704
Real-Time Payments	77,922	—	—	77,922
Issuing and Acquiring	443,101	—	—	443,101
Total	$625,125	$152,988	$592,485	$1,370,598

	Year Ended December 31, 2020
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$586,482	$586,482
Digital Business Banking	75,475	—	—	75,475
Merchant Payments	—	149,342	—	149,342
Fraud Management	32,942	—	—	32,942
Real-Time Payments	80,654	—	—	80,654
Issuing and Acquiring	369,427	—	—	369,427
Total	$558,498	$149,342	$586,482	$1,294,322

	Year Ended December 31, 2019
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$510,881	$510,881
Digital Business Banking	77,319	—	—	77,319
Merchant Payments	—	156,452	—	156,452
Fraud Management	42,010	—	—	42,010
Real-Time Payments	100,599	—	—	100,599
Issuing and Acquiring	371,033	—	—	371,033
Total	$590,961	$156,452	$510,881	$1,258,294

The following is revenue by the Company's reportable segments for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Banks
Software as a service and platform as a service	$57,339	$69,254	$65,703
License	310,758	232,143	256,097
Maintenance	193,332	194,400	194,128
Services	63,696	62,701	75,033
Total	$625,125	$558,498	$590,961
Merchants
Software as a service and platform as a service	$124,933	$113,854	$101,666
License	9,015	14,659	31,936
Maintenance	16,846	16,981	18,968
Services	2,194	3,848	3,882
Total	$152,988	$149,342	$156,452
Billers
Software as a service and platform as a service	$592,070	$586,072	$510,300
License	94	94	228
Maintenance	321	316	313
Services	—	—	40
Total	$592,485	$586,482	$510,881

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
United States	$869,081	$830,511	$781,820
Other	501,517	463,811	476,474
Total	$1,370,598	$1,294,322	$1,258,294

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	December 31,
	2021	2020
Long-lived Assets
United States	$1,425,391	$1,423,862
Other	745,138	750,651
Total	$2,170,529	$2,174,513

No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2021, 2020, and 2019. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2021, 2020, and 2019.

11. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$69,817	$19,405	$(16,317)
Foreign	105,248	79,221	88,527
Total	$175,065	$98,626	$72,210

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Federal
Current	$3,994	$(2,683)	$3,738
Deferred	6,067	(3,477)	(25,150)
Total	10,061	(6,160)	(21,412)
State
Current	7,592	2,514	590
Deferred	(1,498)	(1,758)	342
Total	6,094	756	932
Foreign
Current	31,955	22,786	22,960
Deferred	(836)	8,584	2,668
Total	31,119	31,370	25,628
Total	$47,274	$25,966	$5,148

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Tax expense at federal rate of 21%	$36,764	$20,711	$15,164
State income taxes, net of federal benefit	4,816	321	1,227
Change in valuation allowance	1,228	2,459	(12,760)
Foreign tax rate differential	(5,376)	(1,809)	(2,535)
Unrecognized tax benefit increase (decrease)	858	(4,405)	898
Tax effect of foreign operations	16,151	11,373	6,698
Tax benefit of research & development	(4,123)	(2,173)	(2,506)
Performance-based compensation	(1,887)	(2,624)	(560)
Other	(1,157)	2,113	(478)
Income tax provision	$47,274	$25,966	$5,148

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” are Colombia, Ireland, and Singapore for the year ended December 31, 2021; Ireland, Mexico, Singapore, and the United Kingdom for the year ended December 31, 2020; and Ireland, Luxembourg, and the United Kingdom for the year ended December 31, 2019.

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

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$18,826	$20,347
Tax credits	19,316	40,188
Compensation	17,133	18,731
Deferred revenue	16,333	19,169
Operating lease	10,236	10,162
Other	9,988	9,051
Gross deferred income tax assets	91,832	117,648
Less: valuation allowance	(11,324)	(10,112)
Net deferred income tax assets	$80,508	$107,536
Deferred income tax liabilities:
Depreciation and amortization	$(41,465)	$(48,967)
Operating lease right-of-use asset	(8,791)	(7,650)
Deferred revenue	(15,596)	(33,947)
Total deferred income tax liabilities	(65,852)	(90,564)
Net deferred income taxes	$14,656	$16,972
Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset – noncurrent	$50,778	$57,476
Deferred income tax liability – noncurrent	(36,122)	(40,504)
Net deferred income taxes	$14,656	$16,972

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

At December 31, 2021, the Company had domestic federal tax net operating losses (“NOLs”) of $58.3 million, of which $2.9 million may be utilized over an indefinite life, with the remainder beginning to expire in 2022. The Company had deferred tax assets equal to $1.1 million related to domestic state tax NOLs which will begin to expire in 2022. The Company does not have any valuation allowance against the federal tax NOLs but has provided a $1.0 million valuation allowance against the deferred tax asset associated with the state NOLs. The Company had foreign tax NOLs of $19.4 million, of which $19.1 million may be utilized over an indefinite life, with the remainder expiring over the next nine years. The Company has provided a $0.1 million valuation allowance against the deferred tax asset associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2021, of $21.4 million, for which a $2.3 million valuation allowance has been provided. The U.S. foreign tax credits will begin to expire in 2027. The Company had foreign tax credit carryforwards in other foreign jurisdictions at December 31, 2021, of $2.2 million, of which $1.1 million may be utilized over an indefinite life, with the remainder expiring over the next seven years. The Company has provided a $1.2 million valuation allowance against the tax benefit associated with these foreign credits. The Company also has domestic federal and state general business tax credit carryforwards at December 31, 2021, of $20.6 million and $0.8 million, respectively, which will begin to expire in 2022.

Prior to 2018, the Company considered all earnings in foreign subsidiaries to be indefinitely reinvested, and accordingly, recorded no deferred income taxes related to unremitted earnings. As of December 31, 2021, 2020, and 2019, the Company considered only the earnings in its Indian subsidiaries to be indefinitely reinvested. The earnings of all other foreign subsidiaries are no longer considered indefinitely reinvested. The Company is also permanently reinvested for outside book/tax basis differences related to foreign subsidiaries.

The unrecognized tax benefit at December 31, 2021 and 2020, was $24.5 million and $24.3 million, respectively, of which $16.9 million and $17.7 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheets. Of the total unrecognized tax benefit amounts at December 31, 2021 and 2020, $23.5 million and $23.2 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in the respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2021	2020	2019
Balance of unrecognized tax benefits at beginning of year	$24,310	$29,000	$28,406
Increases for tax positions of prior years	1,533	4,219	2,784
Decreases for tax positions of prior years	(65)	—	(96)
Increases for tax positions established for the current period	2,272	3,912	2,542
Decreases for settlements with taxing authorities	(620)	(285)	(220)
Reductions resulting from lapse of applicable statute of limitation	(2,876)	(12,630)	(4,462)
Adjustment resulting from foreign currency translation	(44)	94	46
Balance of unrecognized tax benefits at end of year	$24,510	$24,310	$29,000

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The United States, India, Ireland, Singapore, and the United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the United States, the Company’s tax returns for years following 2017 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2004 and 2020.

The Company’s Indian income tax returns covering fiscal years 2005, 2011 through 2014, and 2016 through 2020 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $5.8 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2021 and 2020, $1.1 million and $1.2 million, respectively, is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties expense (benefit) recorded in the statements of operations for the years ended December 31, 2021, 2020, and 2019, was $(0.1) million, less than $0.1 million, and $0.2 million, respectively.

12. Leases
The Company has operating leases primarily for corporate offices and data centers. Excluding office leases, leases with an initial term of 12-months or less that do not include an option to purchase the underlying asset are not recorded on the consolidated balance sheet and are expensed on a straight-line basis over the lease term.

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

The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$12,369	$25,148	$18,486
Variable lease cost	3,140	3,588	3,756
Sublease income	—	(134)	(528)
Total lease cost	$15,509	$28,602	$21,714

Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,623	$18,827	$19,578
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$20,944	$11,431	$10,478

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31,
	2021	2020
Assets:
Operating lease right-of-use assets	$47,825	$41,243
Liabilities:
Other current liabilities	$11,518	$13,438
Operating lease liabilities	43,346	39,958
Total operating lease liabilities	$54,864	$53,396
Weighted average remaining operating lease term (years)	7.04	6.01
Weighted average operating lease discount rate	3.22%	3.67%

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

Maturities on lease liabilities as of December 31, 2021, are as follows (in thousands):

Fiscal Year Ending December 31,
2022	$13,063
2023	11,599
2024	7,699
2025	6,088
2026	5,113
Thereafter	17,563
Total lease payments	61,125
Less: imputed interest	6,261
Total lease liability	$54,864
As of December 31, 2021, the Company has additional operating leases for office facilities that have not yet commenced with minimum lease payments of $0.2 million, These operating leases will commence in fiscal year 2022 with lease terms of one year.
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

Legal Proceedings
In April 2021, ACH files associated with one of the Company's mortgage servicing customers were inadvertently transmitted to a processing bank during a test of its ACH file production system. Reversal ACH files were promptly issued, restoring affected accounts. The Company has been contacted by the U.S. Consumer Finance Protection Bureau and various state consumer protection and regulatory agencies about this incident and is cooperating in their investigations, which could result in fines or penalties that could be material and injunctive remedies that could be burdensome and costly to implement.

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
14. Employee Benefit Plans
The Company offers various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $13.0 million, $13.5 million, and $13.7 million during the years ended December 31, 2021, 2020, and 2019, respectively.

ACI 401(k) Plan
The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 75% of their annual eligible compensation up to a maximum of $19,500 (for employees who are under the age of 50 on December 31, 2021) or a maximum of $26,000 (for employees aged 50 or older on December 31, 2021). After one year of service, the Company matches 100% of the first 4% of eligible participant contributions and 50% of the next 4% of eligible participant contributions, not to exceed $5,000 per employee annually. Company contributions charged to expense were $6.0 million, $6.3 million, and $6.4 million during the years ended December 31, 2021, 2020, and 2019, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme
The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 or from 6% to 10% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense were $1.6 million during the year ended December 31, 2021, and $1.5 million during both the years ended December 31, 2020 and 2019.

EXHIBIT INDEX

Exhibit No.		Description
3.01	(1)	2013 Amended and Restated Certificate of Incorporation of the Company
3.02	(2)	Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
4.02	(4)	Indenture, dated as of August 21, 2018, among ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee
4.03		Form of 5.750% Senior Notes due 2026 (Included as Exhibit A to Exhibit 4.02)
4.04		Description of Securities
10.01	(5)*	ACI Worldwide, Inc. 2017 Employee Stock Purchase Plan
10.02	(6)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended
10.03	(7)*	Form of Indemnification Agreement between the Company and certain officers, including executive officers
10.04	(8)*	ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan
10.05	(9)*	Amended and Restated Deferred Compensation Plan
10.06	(10)	Amended and Restated Credit Agreement, dated February 24, 2017, by and among ACI Worldwide, Inc., Bank of America, N.A. and the lenders that are party thereto
10.07	(11)*	ACI Worldwide, Inc. 2016 Equity and Performance Incentive Plan
10.08	(12)*	Form of 2016 Restricted Share Unit Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.09	(13)*	Form of Restricted Share Unit Award Agreement (RSUs)
10.10	(14)*	Form of Performance Share Award Agreement (rTSR Performance Share Awards)
10.11	(15)	Amendment Agreement to the Amended and Restated Credit Agreement, dated April 5, 2019
10.12	(16)*	Form of Severance Agreement between ACI Worldwide, Inc. and Odilon Almeida
10.13	(17)*	Form of Change in Control Employment Agreement between ACI Worldwide, Inc. and certain officers, including executive officers
10.14	(18)*	Form of 2015 Nonqualified Stock Option Agreement - Employee for the Company's 2005 Equity and Performance Incentive Plan, as amended
10.15	(19)*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan, as amended
10.16	(20)*	ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan
10.17	(21)*	Form of Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.18	(22)*	Form of Performance Share Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.19	(23)*	Form of Director Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) – Deloitte & Touche LLP
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(12)Incorporated herein by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017.
(13)Incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed March 8, 2019.
(14)Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed March 8, 2019.
(15)Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 11, 2019.
(16)Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed February 20, 2020.
(17)Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed February 20, 2020.
(18)Incorporated herein by reference to Exhibit 10.03 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(19)Incorporated herein by reference to Exhibit 10.04 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(20)Incorporated herein by reference to Appendix A to the registrant's definitive proxy statement on Schedule 14A (Commission File No. 000-25346) filed April 24, 2020.
(21)Incorporated herein by reference to Exhibit 10.06 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2020.
(22)Incorporated herein by reference to Exhibit 10.07 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2020.
(23)Incorporated herein by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed June 8, 2021.
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

ACI WORLDWIDE, INC. (Registrant)

Date: February 24, 2022	By:	/s/ ODILON ALMEIDA
Odilon Almeida
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ODILON ALMEIDA	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2022
Odilon Almeida

/S/ SCOTT W. BEHRENS	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)	February 24, 2022
Scott W. Behrens

/S/ CHARLES K. BOBRINSKOY	Chairman of the Board and Director	February 24, 2022
Charles K. Bobrinskoy

/S/ JANET O. ESTEP	Director	February 24, 2022
Janet O. Estep

/S/ JAMES C. HALE	Director	February 24, 2022
James C. Hale

/S/ MARY HARMAN	Director	February 24, 2022
Mary Harman

/S/ DIDIER R. LAMOUCHE	Director	February 24, 2022
Didier R. Lamouche

/S/ CHARLES E. PETERS, JR	Director	February 24, 2022
Charles E. Peters, JR

/S/ ADALIO T. SANCHEZ	Director	February 24, 2022
Adalio T. Sanchez

/S/ THOMAS W. WARSOP, III	Director	February 24, 2022
Thomas W. Warsop, III

/S/ SAMIR ZABANEH	Director	February 24, 2022
Samir Zabaneh