Form 10-Q
period 2022-03-31
ACI WORLDWIDE, INC.
filed 2022-05-05
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 2, 2022, there were 114,786,563 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$114,754	$122,059
Receivables, net of allowances of $2,980 and $2,861, respectively	310,778	320,405
Settlement assets	531,804	452,396
Prepaid expenses	33,465	24,698
Other current assets	18,926	17,876
Total current assets	1,009,727	937,434
Noncurrent assets
Accrued receivables, net	276,731	276,164
Property and equipment, net	60,770	63,050
Operating lease right-of-use assets	47,161	47,825
Software, net	146,952	157,782
Goodwill	1,280,226	1,280,226
Intangible assets, net	273,527	283,004
Deferred income taxes, net	51,243	50,778
Other noncurrent assets	64,108	62,478
TOTAL ASSETS	$3,210,445	$3,158,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,929	$41,312
Settlement liabilities	531,148	451,575
Employee compensation	32,316	51,379
Current portion of long-term debt	50,778	45,870
Deferred revenue	92,518	84,425
Other current liabilities	67,923	79,594
Total current liabilities	813,612	754,155
Noncurrent liabilities
Deferred revenue	27,790	25,925
Long-term debt	1,036,380	1,019,872
Deferred income taxes, net	32,519	36,122
Operating lease liabilities	41,718	43,346
Other noncurrent liabilities	33,759	34,544
Total liabilities	1,985,778	1,913,964
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2022, and December 31, 2021	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2022, and December 31, 2021	702	702
Additional paid-in capital	685,354	688,313
Retained earnings	1,146,771	1,131,281
Treasury stock, at cost, 25,439,428 and 24,795,009 shares at March 31, 2022, and December 31, 2021, respectively	(506,513)	(475,972)
Accumulated other comprehensive loss	(101,647)	(99,547)
Total stockholders’ equity	1,224,667	1,244,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,210,445	$3,158,741
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Software as a service and platform as a service	$194,562	$195,746
License	60,285	21,202
Maintenance	51,418	52,363
Services	16,815	15,875
Total revenues	323,080	285,186
Operating expenses
Cost of revenue (1)	166,286	159,485
Research and development	37,807	34,514
Selling and marketing	34,608	28,138
General and administrative	25,875	27,775
Depreciation and amortization	30,838	31,584
Total operating expenses	295,414	281,496
Operating income	27,666	3,690
Other income (expense)
Interest expense	(10,894)	(11,475)
Interest income	3,159	2,854
Other, net	2,250	(1,382)
Total other income (expense)	(5,485)	(10,003)
Income (loss) before income taxes	22,181	(6,313)
Income tax expense (benefit)	6,691	(4,368)
Net income (loss)	$15,490	$(1,945)
Income (loss) per common share
Basic	$0.13	$(0.02)
Diluted	$0.13	$(0.02)
Weighted average common shares outstanding
Basic	115,287	117,491
Diluted	116,098	117,491

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$15,490	$(1,945)
Other comprehensive loss:
Foreign currency translation adjustments	(2,100)	(3,116)
Total other comprehensive loss	(2,100)	(3,116)
Comprehensive income (loss)	$13,390	$(5,061)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	$702	$688,313	$1,131,281	$(475,972)	$(99,547)	$1,244,777
Net income	—	—	15,490	—	—	15,490
Other comprehensive loss	—	—	—	—	(2,100)	(2,100)
Stock-based compensation	—	7,958	—	—	—	7,958
Shares issued and forfeited, net, under stock plans	—	(10,917)	—	12,856	—	1,939
Repurchase of 1,131,248 shares of common stock	—	—	—	(37,860)	—	(37,860)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,537)	—	(5,537)
Balance as of March 31, 2022	$702	$685,354	$1,146,771	$(506,513)	$(101,647)	$1,224,667

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2020	$702	$682,431	$1,003,490	$(387,581)	$(92,445)	$1,206,597
Net loss	—	—	(1,945)	—	—	(1,945)
Other comprehensive loss	—	—	—	—	(3,116)	(3,116)
Stock-based compensation	—	6,703	—	—	—	6,703
Shares issued and forfeited, net, under stock plans	—	(19,116)	—	22,800	—	3,684
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(14,206)	—	(14,206)
Balance as of March 31, 2021	$702	$670,018	$1,001,545	$(378,987)	$(95,561)	$1,197,717
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$15,490	$(1,945)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	4,981	5,416
Amortization	26,508	28,167
Amortization of operating lease right-of-use assets	2,716	2,345
Amortization of deferred debt issuance costs	1,153	1,182
Deferred income taxes	(3,367)	(6,078)
Stock-based compensation expense	7,958	6,703
Other	601	(106)
Changes in operating assets and liabilities:
Receivables	9,660	76,135
Accounts payable	(2,748)	(2,808)
Accrued employee compensation	(19,138)	(12,725)
Deferred revenue	9,949	8,152
Other current and noncurrent assets and liabilities	(24,889)	(34,681)
Net cash flows from operating activities	28,874	69,757
Cash flows from investing activities:
Purchases of property and equipment	(2,280)	(4,346)
Purchases of software and distribution rights	(6,207)	(8,053)
Net cash flows from investing activities	(8,487)	(12,399)
Cash flows from financing activities:
Proceeds from issuance of common stock	906	1,052
Proceeds from exercises of stock options	1,022	2,799
Repurchase of stock-based compensation awards for tax withholdings	(5,537)	(14,206)
Repurchases of common stock	(37,860)	—
Proceeds from revolving credit facility	40,000	—
Repayment of revolving credit facility	(10,000)	(15,000)
Repayment of term portion of credit agreement	(9,738)	(9,738)
Payments on or proceeds from other debt, net	(4,186)	(3,600)
Net decrease in settlement assets and liabilities	(605)	(71,264)
Net cash flows from financing activities	(25,998)	(109,957)
Effect of exchange rate fluctuations on cash	(2,464)	(41)
Net decrease in cash and cash equivalents	(8,075)	(52,640)
Cash and cash equivalents, including settlement deposits, beginning of period	184,142	265,382
Cash and cash equivalents, including settlement deposits, end of period	$176,067	$212,742
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$114,754	$184,364
Settlement deposits	61,313	28,378
Total cash and cash equivalents, including settlement deposits	$176,067	$212,742
Supplemental cash flow information
Income taxes paid	$8,418	$10,713
Interest paid	$15,492	$15,954
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2021, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 24, 2022. Results for the three months ended March 31, 2022, are not necessarily indicative of results that may be attained in the future.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainty in the current economic environment due to COVID-19. Actual results could differ from those estimates.

Revision of Prior Period Financial Statements
As of December 31, 2021, the Company revised the previously reported consolidated statements of cash flows to include settlement deposits in total cash and cash equivalents and settlement receivables and settlement liabilities net activity in cash flows from financing activities, both of which were previously included in cash flows from operating activities. This immaterial revision did not have an effect on its previously reported consolidated balance sheets, statements of operations, statements of comprehensive income, or statements of stockholders' equity.
A summary of the revisions to the previously reported balances are presented in the table below for comparative purposes (in thousands):

	Three Months Ended March 31, 2021
	As reported	Revision adjustment	As revised
Cash flows from operating activities:
Other current and noncurrent assets and liabilities	$(34,315)	$(366)	$(34,681)
Net cash flows from operating activities	70,123	(366)	69,757

Cash flows from financing activities:
Net decrease in settlement assets and liabilities	$—	$(71,264)	$(71,264)
Net cash flows from financing activities	(38,693)	(71,264)	(109,957)

Net increase (decrease) in cash and cash equivalents	$18,990	$(71,630)	$(52,640)
Cash and cash equivalents, including settlement deposits, beginning of period	165,374	100,008	265,382
Cash and cash equivalents, including settlement deposits, end of period	184,364	28,378	212,742

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities	$12,226	$11,518
Vendor financed licenses	9,729	12,521
Accrued interest	3,020	8,776
Royalties payable	2,331	4,102
Other	40,617	42,677
Total other current liabilities	$67,923	$79,594

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

Off Balance Sheet Settlement Accounts

The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2022, and December 31, 2021, was $198.1 million and $272.8 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $411.5 million and $419.0 million as of March 31, 2022, and December 31, 2021, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, Banks, Merchants, and Billers, as the reporting units. As of March 31, 2022, the Company's goodwill balance of $1.3 billion was allocated $725.9 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon the October 1, 2021, annual impairment test and there have been no indications of impairment in the subsequent periods.

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.9 million and $19.3 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of March 31, 2022, and December 31, 2021, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Billed receivables	$152,027	$162,479
Allowance for doubtful accounts	(2,980)	(2,861)
Billed receivables, net	149,047	159,618
Current accrued receivables, net	161,731	160,787
Long-term accrued receivables, net	276,731	276,164
Total accrued receivables, net	438,462	436,951
Total receivables, net	$587,509	$596,569

One customer accounted for 13.8% of the Company's consolidated receivables balance as of March 31, 2022 and December 31, 2021.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2021	$110,350
Deferral of revenue	38,201
Recognition of deferred revenue	(28,109)
Foreign currency translation	(133)
Balance, March 31, 2022	$120,308

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

Revenue allocated to remaining performance obligations was $788.8 million as of March 31, 2022, of which the Company expects to recognize approximately 45% over the next 12 months and the remainder thereafter.

During the three months ended March 31, 2022 and 2021, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Debt
As of March 31, 2022, the Company had $30.0 million, $668.4 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $468.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to LIBOR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of March 31, 2022, was 2.20%.

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

Expected Discontinuation of LIBOR
The administrator of LIBOR announced it would cease publication of the U.S. dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the first publication of SOFR rates was released in April 2018.

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

Maturities on debt outstanding as of March 31, 2022, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2022	$40,694
2023	69,906
2024	587,823
2025	—
2026	400,000
Thereafter	—
Total	$1,098,423

As of March 31, 2022, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loans	$668,423	$678,160
Revolving credit facility	30,000	—
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(11,265)	(12,418)
Total debt	1,087,158	1,065,742
Less: current portion of term loans	55,300	50,431
Less: current portion of debt issuance costs	(4,522)	(4,561)
Total long-term debt	$1,036,380	$1,019,872

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.250% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of March 31, 2022, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2021, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of March 31, 2022, $2.3 million was outstanding on these agreements, all of which is included in other current liabilities in the condensed consolidated balance sheet. As of December 31, 2021, $2.9 million was outstanding on these agreements, all of which is included in other current liabilities in the condensed consolidated balance sheet.
4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$443,487	$(296,535)	$146,952	$440,242	$(283,109)	$157,133
Software for resale	126,934	(126,934)	—	127,904	(127,255)	649
Total software	$570,421	$(423,469)	$146,952	$568,146	$(410,364)	$157,782
Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended March 31, 2022 and 2021, totaled $16.7 million and $16.9 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended March 31, 2022 and 2021, totaled $0.7 million and $2.0 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$507,264	$(238,384)	$268,880	$507,962	$(230,152)	$277,810
Trademarks and trade names	23,701	(19,054)	4,647	23,839	(18,645)	5,194
Total other intangible assets	$530,965	$(257,438)	$273,527	$531,801	$(248,797)	$283,004

Other intangible assets amortization expense recorded during both the three months ended March 31, 2022 and 2021, totaled $9.2 million and $9.3 million, respectively.

Based on capitalized intangible assets as of March 31, 2022, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2022	$46,543	$27,385
2023	44,509	36,231
2024	27,692	31,754
2025	20,353	23,232
2026	7,801	23,232
Thereafter	54	131,693
Total	$146,952	$273,527

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the three months ended March 31, 2022 and 2021, totaled 31,406 and 27,117, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2021	1,640,319	$18.42
Exercised	(57,083)	17.91
Outstanding as of March 31, 2022	1,583,236	$18.44	3.12	$20,657,176
Exercisable as of March 31, 2022	1,583,236	$18.44	3.12	$20,657,176

The total intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021, was $0.9 million and $3.1 million, respectively. There were no stock options granted during the three months ended March 31, 2022 or 2021.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards ("TSRs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	1,154,721	$40.10
Granted	520,020	42.99
Vested	(212,210)	45.86
Forfeited	(7,114)	43.22
Change in payout rate	(114,355)	45.92
Nonvested as of March 31, 2022	1,341,062	$39.79

During the three months ended March 31, 2022, a total of 212,210 TSRs awards granted in fiscal 2019 vested and achieved a payout rate of 65% based on the Company's total shareholder return as compared to a group of peer companies over a three-

year performance period. The Company withheld 47,612 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the three months ended March 31, 2022 and 2021, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected life (years)	3.1	2.8
Risk-free interest rate	1.5%	0.3%
Expected volatility	40.0%	41.2%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	946,151	$33.57
Granted	756,517	31.69
Vested	(356,079)	31.72
Forfeited	(9,364)	33.38
Nonvested as of March 31, 2022	1,337,225	$33.00

During the three months ended March 31, 2022, a total of 356,079 RSUs vested. The Company withheld 122,337 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2022, there were unrecognized compensation costs of $39.6 million and $36.1 million related to nonvested RSUs and TSRs, respectively, which the Company expects to recognize over weighted average periods of 2.4 years.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2022 and 2021, of $8.0 million and $6.7 million, respectively, with corresponding tax benefits of $1.1 million and $1.0 million, respectively.
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

The Company repurchased 1,131,248 shares for $37.9 million during the three months ended March 31, 2022. Under the program to date, the Company has repurchased 50,488,743 shares for approximately $757.6 million. As of March 31, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was $178.4 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding:
Basic weighted average shares outstanding	115,287	117,491
Add: Dilutive effect of stock options and RSUs	811	—
Diluted weighted average shares outstanding	116,098	117,491

The diluted earnings (loss) per share computation excludes 1.8 million and 4.5 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended March 31, 2022 and 2021, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2022, and December 31, 2021, was 115,085,627 and 115,730,046, respectively.
8. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $2.3 million of income and $1.4 million of expense for the three months ended March 31, 2022 and 2021, respectively.
9. Segment Information
The Company reports financial performance based on its operating segments, Banks, Merchants, and Billers, and analyzes Segment Adjusted EBITDA as a measure of segment profitability.

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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Banks	$132,198	$95,917
Merchants	41,002	38,670
Billers	149,880	150,599
Total revenue	$323,080	$285,186
Segment Adjusted EBITDA
Banks	$64,714	$37,195
Merchants	14,713	14,725
Billers	26,357	34,021
Depreciation and amortization	(31,489)	(33,583)
Stock-based compensation expense	(7,958)	(6,703)
Corporate and unallocated expenses	(38,671)	(41,965)
Interest, net	(7,735)	(8,621)
Other, net	2,250	(1,382)
Income (loss) before income taxes	$22,181	$(6,313)

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$149,880	$149,880
Digital Business Banking	13,488	—	—	13,488
Merchant Payments	—	41,002	—	41,002
Fraud Management	7,777	—	—	7,777
Real-Time Payments	21,927	—	—	21,927
Issuing and Acquiring	89,006	—	—	89,006
Total	$132,198	$41,002	$149,880	$323,080

	Three Months Ended March 31, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$150,599	$150,599
Digital Business Banking	15,092	—	—	15,092
Merchant Payments	—	38,670	—	38,670
Fraud Management	6,224	—	—	6,224
Real-Time Payments	13,185	—	—	13,185
Issuing and Acquiring	61,416	—	—	61,416
Total	$95,917	$38,670	$150,599	$285,186

	Three Months Ended March 31,
	2022	2021
Banks
Software as a service and platform as a service	$13,952	$14,278
License	54,439	18,018
Maintenance	47,343	48,031
Services	16,464	15,590
Total	$132,198	$95,917
Merchants
Software as a service and platform as a service	$30,767	$31,043
License	5,846	3,090
Maintenance	4,038	4,252
Services	351	285
Total	$41,002	$38,670
Billers
Software as a service and platform as a service	$149,843	$150,425
License	—	94
Maintenance	37	80
Services	—	—
Total	$149,880	$150,599

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
United States	$199,315	$191,977
Other	123,765	93,209
Total	$323,080	$285,186

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	March 31, 2022	December 31, 2021
Long-lived Assets
United States	$1,401,232	$1,425,391
Other	748,243	745,138
Total	$2,149,475	$2,170,529

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2022 and 2021. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three months ended March 31, 2022 and 2021.
10. Income Taxes
For the three months ended March 31, 2022, the Company's effective tax rate was 30%. The Company’s foreign entities reported profits of $30.9 million for the three months ended March 31, 2022.

For the three months ended March 31, 2021, the Company's effective tax rate was 69%. The Company reported a tax benefit on overall pretax loss, with foreign entities reporting losses of $0.6 million. The effective tax rate for the three months ended March 31, 2021, was positively impacted by excess tax benefits on stock-based compensation.

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

As of March 31, 2022, and December 31, 2021, the amount of unrecognized tax benefits for uncertain tax positions was $24.3 million and $24.5 million, respectively, excluding related liabilities for interest and penalties of $1.1 million as of March 31, 2022, and December 31, 2021.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $5.8 million, due to the settlement of various audits and the expiration of statutes of limitation.
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

All forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in our Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in Part 2, Item 1A of this Form 10-Q.

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and with our financial statements and related notes contained in this Form 10-Q. Results for the three months ended March 31, 2022, are not necessarily indicative of results that may be attained in the future.

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

We believe we have sufficient liquidity to continue business operations during this volatile and uncertain period. We have $583.3 million of available liquidity as of March 31, 2022, consisting of cash on hand and availability under our revolving credit facility.

The effect of COVID-19 and related events could have an ongoing negative effect on our stock price, business prospects, financial condition, and results of operations. More specifically, for those customers under consumption-based contracts, continued declines in transaction volumes could negatively impact our financial position, results of operations, and cash flows.

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

Key trends that currently impact our strategies and operations include:
Increasing digital payment transaction volumes. The adoption of digital payments continues to accelerate, propelled by the digitization of cash, financial inclusion efforts of countries throughout the world, the Internet of Things, rapid growth of eCommerce, proliferation of cryptocurrencies, and the adoption of real-time payments. COVID-19 has further accelerated this growth as more people, governments, and businesses have embraced digital payments—a change likely to continue once the pandemic is over. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume, through the sale of capacity upgrades to existing customers, and through the scalability of our platform-based solutions.

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

Adoption of cloud technology. To leverage lower-cost computing technologies, accelerate time to market, accelerate innovation, and ensure scalability and resiliency, banks and intermediaries, merchants, and billers are seeking to transition their systems to make use of cloud technology. Our investments and partnerships, as demonstrated by our product enablement and initial optimization onto Microsoft Azure, enable us to leverage the hybrid cloud technology benefits of automation and rapid deployment and delivery, while preserving the ACI fundamentals of resiliency and scalability, to deliver cloud capabilities now and in the future. Market sizing data from Ovum (now Omdia) indicates that spend on SaaS and PaaS payment systems is growing faster than spend on installed applications.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2022, and December 31, 2021 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	March 31, 2022	December 31, 2021
Banks	$2,282	$2,272
Merchants	772	754
Billers	3,128	3,084
Total	$6,182	$6,110

	March 31, 2022	December 31, 2021
Committed	$2,038	$2,095
Renewal	4,144	4,015
Total	$6,182	$6,110
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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended March 31, 2022 Compared to the Three Month Period Ended March 31, 2021

	Three Months Ended March 31,
	2022				2021
	Amount	% of Total Revenue	$ Change vs 2021	% Change vs 2021	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$194,562	60%	$(1,184)	(1)%	$195,746	69%
License	60,285	19%	39,083	184%	21,202	7%
Maintenance	51,418	16%	(945)	(2)%	52,363	18%
Services	16,815	5%	940	6%	15,875	6%
Total revenues	323,080	100%	37,894	13%	285,186	100%
Operating expenses:
Cost of revenue	166,286	51%	6,801	4%	159,485	56%
Research and development	37,807	12%	3,293	10%	34,514	12%
Selling and marketing	34,608	11%	6,470	23%	28,138	10%
General and administrative	25,875	8%	(1,900)	(7)%	27,775	10%
Depreciation and amortization	30,838	10%	(746)	(2)%	31,584	11%
Total operating expenses	295,414	92%	13,918	5%	281,496	99%
Operating income	27,666	8%	23,976	650%	3,690	1%
Other income (expense):
Interest expense	(10,894)	(3)%	581	(5)%	(11,475)	(4)%
Interest income	3,159	1%	305	11%	2,854	1%
Other, net	2,250	1%	3,632	263%	(1,382)	—%
Total other income (expense)	(5,485)	(1)%	4,518	(45)%	(10,003)	(3)%
Income (loss) before income taxes	22,181	7%	28,494	451%	(6,313)	(2)%
Income tax expense (benefit)	6,691	2%	11,059	253%	(4,368)	(2)%
Net income (loss)	$15,490	5%	$17,435	896%	$(1,945)	—%

Revenues
Total revenue for the three months ended March 31, 2022, increased $37.9 million, or 13%, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.0 million decrease in total revenue during the three months ended March 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, total revenue for the three months ended March 31, 2022, increased $39.9 million, or 14%, as compared to the same period in 2021.

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

SaaS and PaaS revenue decreased $1.2 million, or 1%, during the three months ended March 31, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in SaaS and PaaS revenue during the three months ended March 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended March 31, 2022, decreased $0.4 million as compared to the same period in 2021.

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

License revenue increased $39.1 million, or 184%, during the three months ended March 31, 2022, as compared to the same period in 2021.
•The increase was primarily driven by the timing and relative size of license and capacity events during the three months ended March 31, 2022, as compared to the same period in 2021.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $0.9 million, or 2%, during the three months ended March 31, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in maintenance revenue during the three months ended March 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended March 31, 2022, remained flat compared to the same period in 2021.

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

Services revenue increased $0.9 million, or 6%, during the three months ended March 31, 2022, as compared to the same period in 2021.

Operating Expenses
Total operating expenses for the three months ended March 31, 2022, increased $13.9 million, or 5%, as compared to the same period in 2021.
•Total operating expenses for the three months ended March 31, 2022, included $0.5 million of significant transaction-related expenses during the period compared to $1.2 million for the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.4 million decrease in total operating expenses during the three months ended March 31, 2022, compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the three months ended March 31, 2022, increased $17.0 million, or 6%, compared to the same period in 2021.

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

Cost of revenue increased $6.8 million, or 4%, during the three months ended March 31, 2022, compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.9 million decrease in cost of revenue during the three months ended March 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, cost of revenue increased $7.7 million, or 5%, for the three months ended March 31, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and payment card interchange and processing fees of $3.1 million and $5.9 million, respectively, partially offset by a decrease in depreciation and amortization expense of $1.3 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $3.3 million, or 10%, during the three months ended March 31, 2022, as compared to the same period in 2021.
•Total R&D expenses for the three months ended March 31, 2021, included $0.4 million of significant transaction-related expenses.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.6 million decrease in R&D expense during the three months ended March 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, R&D expense increased $4.3 million, or 13%, for the three months ended March 31, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and professional fees of $2.1 million and $2.2 million, respectively.

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

Selling and marketing expense increased $6.5 million, or 23%, during the three months ended March 31, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in selling and marketing expense during the three months ended March 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $6.9 million, or 25%, for the three months ended March 31, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $1.9 million, or 7%, during the three months ended March 31, 2022, as compared to the same period in 2021.
•General and administrative expenses for the three months ended March 31, 2022, included $0.5 million of significant transaction-related expenses compared to $0.8 million in the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in general and administrative expense during the three months ended March 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $1.3 million, or 5%, for the three months ended March 31, 2022, as compared to the same period in 2021.
•The decrease is primarily due to a decrease in professional fees of $3.3 million, partially offset by an increase in personnel and related expenses of $2.0 million.

Depreciation and Amortization
Depreciation and amortization decreased $0.7 million, or 2%, during the three months ended March 31, 2022, as compared to the same period in 2021.

Other Income and Expense
Interest expense for the three months ended March 31, 2022, decreased $0.6 million, or 5%, as compared to the same period in 2021, primarily due to lower comparative debt balances.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended March 31, 2022, increased $0.3 million, or 11%, as compared to the same period in 2021.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $2.3 million of income and $1.4 million of expense for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue
Banks	$132,198	$95,917
Merchants	41,002	38,670
Billers	149,880	150,599
Total revenue	$323,080	$285,186
Segment Adjusted EBITDA
Banks	$64,714	$37,195
Merchants	14,713	14,725
Billers	26,357	34,021
Depreciation and amortization	(31,489)	(33,583)
Stock-based compensation expense	(7,958)	(6,703)
Corporate and unallocated expenses	(38,671)	(41,965)
Interest, net	(7,735)	(8,621)
Other, net	2,250	(1,382)
Income (loss) before income taxes	$22,181	$(6,313)

Banks Segment Adjusted EBITDA increased $27.5 million for the three months ended March 31, 2022, compared to the same period in 2021, due to a $36.3 million increase in revenue primarily related to an increase in license revenues, partially offset by a $8.8 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA remained flat for the three months ended March 31, 2022, compared to the same period in 2021.

Billers Segment Adjusted EBITDA decreased $7.7 million for the three months ended March 31, 2022, compared to the same period in 2021, due to a $7.0 million increase in cash operating expense primarily for payment card interchange and other processing fees.
Liquidity and Capital Resources
General
Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet the interest and principal requirements of our outstanding indebtedness; and (iii) to fund acquisitions, capital expenditures, and lease payments. We believe these needs will be satisfied using cash flow generated by our operations, our cash and cash equivalents, and available borrowings under our revolving credit facility over the next 12 months and beyond.

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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2022, we had $114.8 million of cash and cash equivalents, of which $42.1 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of March 31, 2022, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of March 31, 2022.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$114,754	$122,059
Availability under revolving credit facility	468,500	498,500
Total liquidity	$583,254	$620,559

The decrease in total liquidity is primarily attributable to $8.5 million of payments to purchase property and equipment and software and distribution rights, $9.7 million of repayments on the Term Loans, and $37.9 million for stock repurchases, partially offset by positive operating cash flows of $28.9 million.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of March 31, 2022, the full $75.0 million was available.

Stock Repurchase Program
Our board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In December 2021, the board approved the repurchase of the Company's common stock of up to $250.0 million in place of the remaining purchase amounts previously authorized.

We repurchased 1,131,248 shares for $37.9 million under the program during the three months ended March 31, 2022. Under the program to date, we have repurchased 50,488,743 shares for approximately $757.6 million. As of March 31, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $178.4 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used by):
Operating activities	$28,874	$69,757
Investing activities	(8,487)	(12,399)
Financing activities	(25,998)	(109,957)

Cash Flows from Operating Activities
The primary source of operating cash flows is cash collections from our customers for purchase and renewal of licensed software products and various services including software and platform as a service, maintenance, and other professional services. Our primary uses of operating cash flows includes employee expenditures, taxes, interest payments, and leased facilities.
Cash flows provided by operating activities were $40.9 million lower for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to timing of cash receipts on accounts receivable. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, debt repayments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases and investments in capital and other assets, including strategic acquisitions, that support our growth.
During the first three months of 2022, we used cash of $8.5 million to purchase software, property, and equipment, as compared to $12.4 million during the same period in 2021.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first three months of 2022, we received net proceeds of $30.0 million on the Revolving Credit Facility and repaid $9.7 million on the Term Loans. In addition, we used $5.5 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $1.9 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first three months of 2021, we repaid $15.0 million on the Revolving Credit Facility and $9.7 million on the Initial Term Loan. In addition, we used $14.2 million for the repurchase of stock-based compensation awards for tax withholdings and $71.3 million for settlement assets and liabilities due to processing timing. We also received proceeds of $3.9 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.
Contractual Obligations and Commercial Commitments
For the three months ended March 31, 2022, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2021.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2022. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at March 31, 2022, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.1 billion of debt outstanding as of March 31, 2022, with $698.4 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 2.20% as of March 31, 2022. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $1.5 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2021, other than as described below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Recent events in eastern Europe present challenges and risks to us, and no assurances can be given that current or future developments would not have a material adverse effect on our business, results of operations and financial condition.

The crisis in eastern Europe continues to be a challenge to global companies, including us. We have an office with 67 employees in Russia and a customer in Russia. The U.S. and other global governments have placed restrictions on how companies may transact with, and provide services or solutions to, parties in these regions, particularly Russia, Belarus and restricted areas in Ukraine. Because of these restrictions, we have augmented the services and solutions we provide to our customer in Russia and the manner in which we support our employees in Russia. These decisions, which are in line with the approach of other companies in our industry, help us comply with our obligations under the various requirements in the U.S. and around the world. While it is difficult to estimate the impact on our business and financial position of our augmented operations with respect to businesses in Russia, Belarus and the restricted areas in Ukraine and the current or future sanctions, such changes could have adverse impacts on us in future periods. In addition, no assurances can be given that additional developments in the impacted regions, and responses thereto from the U.S. and other global governments, would not have a material adverse effect on our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2022 through January 31, 2022	448,011		$33.84	448,011	$201,146,000
February 1, 2022 through February 28, 2022	481,536	(1)	32.43	434,552	186,489,000
March 1, 2022 through March 31, 2022	371,650	(1)	32.33	248,685	178,448,000
Total	1,301,197		$32.89	1,131,248

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plan, we granted TSRs and RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended March 31, 2022, 568,289 shares of TSRs and RSUs vested. We withheld 169,949 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In December 2021, the board approved the repurchase of the Company's common stock of up to $250.0 million, in place of the remaining purchase amounts previously authorized. As of March 31, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $178.4 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	ACI Worldwide, Inc. Restated Certificate of Incorporation
3.02	(2)	ACI Worldwide, Inc. Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01	(4)*	Form of Severance Compensation Agreement (Renewal) between the Company and certain officers, including executive officers
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(2)Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed April 1, 2022.
(3)Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)Incorporated herein by reference to Exhibit 10.01 to the registrant's current report on Form 8-K filed April 19, 2022.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: May 5, 2022	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)