Form 10-Q
period 2022-06-30
ACI WORLDWIDE, INC.
filed 2022-08-04
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 2, 2022, there were 114,047,260 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$118,953	$122,059
Receivables, net of allowances of $2,923 and $2,861, respectively	326,852	320,405
Settlement assets	549,019	452,396
Prepaid expenses	34,027	24,698
Other current assets	16,951	17,876
Total current assets	1,045,802	937,434
Noncurrent assets
Accrued receivables, net	268,075	276,164
Property and equipment, net	56,233	63,050
Operating lease right-of-use assets	40,833	47,825
Software, net	147,133	157,782
Goodwill	1,280,226	1,280,226
Intangible assets, net	261,782	283,004
Deferred income taxes, net	53,885	50,778
Other noncurrent assets	64,699	62,478
TOTAL ASSETS	$3,218,668	$3,158,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,084	$41,312
Settlement liabilities	548,524	451,575
Employee compensation	40,076	51,379
Current portion of long-term debt	55,688	45,870
Deferred revenue	81,065	84,425
Other current liabilities	78,565	79,594
Total current liabilities	845,002	754,155
Noncurrent liabilities
Deferred revenue	31,231	25,925
Long-term debt	1,031,134	1,019,872
Deferred income taxes, net	30,982	36,122
Operating lease liabilities	35,120	43,346
Other noncurrent liabilities	36,835	34,544
Total liabilities	2,010,304	1,913,964
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2022, and December 31, 2021	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2022, and December 31, 2021	702	702
Additional paid-in capital	690,574	688,313
Retained earnings	1,160,113	1,131,281
Treasury stock, at cost, 26,229,902 and 24,795,009 shares at June 30, 2022, and December 31, 2021, respectively	(528,758)	(475,972)
Accumulated other comprehensive loss	(114,267)	(99,547)
Total stockholders’ equity	1,208,364	1,244,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,218,668	$3,158,741
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Software as a service and platform as a service	$206,978	$196,328	$401,540	$392,074
License	64,314	34,727	124,599	55,929
Maintenance	50,562	53,155	101,980	105,518
Services	18,571	17,459	35,386	33,334
Total revenues	340,425	301,669	663,505	586,855
Operating expenses
Cost of revenue (1)	179,333	158,614	345,619	318,099
Research and development	40,642	35,029	78,449	69,543
Selling and marketing	35,391	28,660	69,999	56,798
General and administrative	28,362	31,937	54,237	59,712
Depreciation and amortization	32,240	32,005	63,078	63,589
Total operating expenses	315,968	286,245	611,382	567,741
Operating income	24,457	15,424	52,123	19,114
Other income (expense)
Interest expense	(11,784)	(11,260)	(22,678)	(22,735)
Interest income	3,051	2,865	6,210	5,719
Other, net	2,006	1,434	4,256	52
Total other income (expense)	(6,727)	(6,961)	(12,212)	(16,964)
Income before income taxes	17,730	8,463	39,911	2,150
Income tax expense (benefit)	4,388	1,962	11,079	(2,406)
Net income	$13,342	$6,501	$28,832	$4,556
Income per common share
Basic	$0.12	$0.06	$0.25	$0.04
Diluted	$0.12	$0.05	$0.25	$0.04
Weighted average common shares outstanding
Basic	114,669	117,718	114,976	117,605
Diluted	115,205	119,010	115,649	118,958

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$13,342	$6,501	$28,832	$4,556
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,620)	1,466	(14,720)	(1,650)
Total other comprehensive income (loss)	(12,620)	1,466	(14,720)	(1,650)
Comprehensive income	$722	$7,967	$14,112	$2,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2022	$702	$685,354	$1,146,771	$(506,513)	$(101,647)	$1,224,667
Net income	—	—	13,342	—	—	13,342
Other comprehensive loss	—	—	—	—	(12,620)	(12,620)
Stock-based compensation	—	6,800	—	—	—	6,800
Shares issued and forfeited, net, under stock plans	—	(1,580)	—	2,867	—	1,287
Repurchase of 924,240 shares of common stock	—	—	—	(24,847)	—	(24,847)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(265)	—	(265)
Balance as of June 30, 2022	$702	$690,574	$1,160,113	$(528,758)	$(114,267)	$1,208,364

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2021	$702	$670,018	$1,001,545	$(378,987)	$(95,561)	$1,197,717
Net income	—	—	6,501	—	—	6,501
Other comprehensive income	—	—	—	—	1,466	1,466
Stock-based compensation	—	7,720	—	—	—	7,720
Shares issued and forfeited, net, under stock plans	—	(1,339)	—	6,496	—	5,157
Repurchase of 1,000,000 shares of common stock	—	—	—	(39,411)	—	(39,411)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(590)	—	(590)
Balance as of June 30, 2021	$702	$676,399	$1,008,046	$(412,492)	$(94,095)	$1,178,560
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	$702	$688,313	$1,131,281	$(475,972)	$(99,547)	$1,244,777
Net income	—	—	28,832	—	—	28,832
Other comprehensive loss	—	—	—	—	(14,720)	(14,720)
Stock-based compensation	—	14,758	—	—	—	14,758
Shares issued and forfeited, net, under stock plans	—	(12,497)	—	15,723	—	3,226
Repurchase of 2,055,488 shares of common stock	—	—	—	(62,707)	—	(62,707)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,802)	—	(5,802)
Balance as of June 30, 2022	$702	$690,574	$1,160,113	$(528,758)	$(114,267)	$1,208,364

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2020	$702	$682,431	$1,003,490	$(387,581)	$(92,445)	$1,206,597
Net income	—	—	4,556	—	—	4,556
Other comprehensive loss	—	—	—	—	(1,650)	(1,650)
Stock-based compensation	—	14,423	—	—	—	14,423
Shares issued and forfeited, net, under stock plans	—	(20,455)	—	29,296	—	8,841
Repurchase of 1,000,000 shares of common stock	—	—	—	(39,411)	—	(39,411)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(14,796)	—	(14,796)
Balance as of June 30, 2021	$702	$676,399	$1,008,046	$(412,492)	$(94,095)	$1,178,560
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$28,832	$4,556
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	11,008	10,708
Amortization	52,721	56,278
Amortization of operating lease right-of-use assets	5,489	5,000
Amortization of deferred debt issuance costs	2,299	2,357
Deferred income taxes	(6,385)	(9,558)
Stock-based compensation expense	14,758	14,423
Other	1,124	436
Changes in operating assets and liabilities:
Receivables	(14,040)	76,754
Accounts payable	(1,319)	(2,540)
Accrued employee compensation	(10,201)	(8,401)
Deferred revenue	5,532	297
Other current and noncurrent assets and liabilities	(22,055)	(45,325)
Net cash flows from operating activities	67,763	104,985
Cash flows from investing activities:
Purchases of property and equipment	(3,657)	(8,075)
Purchases of software and distribution rights	(10,738)	(15,652)
Net cash flows from investing activities	(14,395)	(23,727)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,962	1,648
Proceeds from exercises of stock options	1,397	7,044
Repurchase of stock-based compensation awards for tax withholdings	(5,802)	(14,796)
Repurchases of common stock	(62,707)	(39,411)
Proceeds from revolving credit facility	60,000	—
Repayment of revolving credit facility	(20,000)	(30,000)
Repayment of term portion of credit agreement	(21,219)	(19,475)
Payments on or proceeds from other debt, net	(9,369)	(8,272)
Net decrease in settlement assets and liabilities	(4,575)	(78,081)
Net cash flows from financing activities	(60,313)	(181,343)
Effect of exchange rate fluctuations on cash	(1,062)	(388)
Net decrease in cash and cash equivalents	(8,007)	(100,473)
Cash and cash equivalents, including settlement deposits, beginning of period	184,142	265,382
Cash and cash equivalents, including settlement deposits, end of period	$176,135	$164,909
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$118,953	$146,213
Settlement deposits	57,182	18,696
Total cash and cash equivalents, including settlement deposits	$176,135	$164,909
Supplemental cash flow information
Income taxes paid	$18,467	$21,263
Interest paid	$20,296	$20,242
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2021, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 24, 2022. Results for the three and six months ended June 30, 2022, are not necessarily indicative of results that may be attained in the future.

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
A summary of the revisions to the previously reported balances are presented in the table below for comparative purposes (in thousands):

	Six Months Ended June 30, 2021
	As reported	Revision adjustment	As revised
Cash flows from operating activities:
Other current and noncurrent assets and liabilities	$(42,094)	$(3,231)	$(45,325)
Net cash flows from operating activities	108,216	(3,231)	104,985

Cash flows from financing activities:
Net decrease in settlement assets and liabilities	$—	$(78,081)	$(78,081)
Net cash flows from financing activities	(103,262)	(78,081)	(181,343)

Net decrease in cash and cash equivalents	$(19,161)	$(81,312)	$(100,473)
Cash and cash equivalents, including settlement deposits, beginning of period	165,374	100,008	265,382
Cash and cash equivalents, including settlement deposits, end of period	146,213	18,696	164,909

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	June 30, 2022	December 31, 2021
Vendor financed licenses	$13,423	$12,521
Operating lease liabilities	11,738	11,518
Accrued interest	8,791	8,776
Royalties payable	3,409	4,102
Other	41,204	42,677
Total other current liabilities	$78,565	$79,594

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

Off Balance Sheet Settlement Accounts

The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2022, and December 31, 2021, was $227.2 million and $272.8 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $388.0 million and $419.0 million as of June 30, 2022, and December 31, 2021, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, Banks, Merchants, and Billers, as the reporting units. As of June 30, 2022, the Company's goodwill balance of $1.3 billion was allocated $725.9 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.5 million and $19.3 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of June 30, 2022, and December 31, 2021, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Billed receivables	$166,163	$162,479
Allowance for doubtful accounts	(2,923)	(2,861)
Billed receivables, net	163,240	159,618
Current accrued receivables, net	163,612	160,787
Long-term accrued receivables, net	268,075	276,164
Total accrued receivables, net	431,687	436,951
Total receivables, net	$594,927	$596,569

One customer accounted for 12.4% and 13.8% of the Company's consolidated receivables balance as of June 30, 2022 and December 31, 2021.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2021	$110,350
Deferral of revenue	68,352
Recognition of deferred revenue	(62,717)
Foreign currency translation	(3,689)
Balance, June 30, 2022	$112,296

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

Revenue allocated to remaining performance obligations was $749.6 million as of June 30, 2022, of which the Company expects to recognize approximately 46% over the next 12 months and the remainder thereafter.

During the three and six months ended June 30, 2022 and 2021, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Divestiture
Corporate Online Banking Solutions

On June 7, 2022, the Company announced a definitive agreement to divest its corporate online banking solutions related assets and liabilities to One Equity Partners ("OEP") for $100.0 million. The sale includes employees and customer contracts as well as technology assets and intellectual property and is expected to close during the three months ending September 30, 2022.

The Company and OEP have also entered into a Transition Services Agreement ("TSA"), whereby the Company will continue to perform certain functions on OEP's behalf during a migration period not expected to exceed 18 months. The TSA is meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.
4. Debt
As of June 30, 2022, the Company had $40.0 million, $656.9 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $458.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

Credit Agreement
On April 5, 2019, the Company and its wholly-owned subsidiaries, ACI Worldwide Corp. and ACI Payments, Inc. entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders, and Bank of America, N.A., as administrative agent for the lenders, to amend and restate the Company's existing agreement, as amended, dated February 24, 2017.

On May 5, 2022, the Company and Bank of America entered into the LIBOR Transition Amendment (the "Amendment") that replaced the LIBOR reference rate with the Secured Overnight Financing Rate ("SOFR") reference rate. No other terms or conditions of the Credit Agreement were changed as a result of the Amendment.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of June 30, 2022, was 3.37%.

The Company is also required to pay (a) a commitment fee related to the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears, (b) letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on SOFR rate borrowings under the Revolving Credit Facility on an annual basis, payable quarterly in arrears, and (c) customary fronting fees for the issuance of letters of credit fees and agency fees.

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

Maturities on debt outstanding as of June 30, 2022, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2022	$29,212
2023	69,906
2024	597,823
2025	—
2026	400,000
Thereafter	—
Total	$1,096,941

As of June 30, 2022, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loans	$656,941	$678,160
Revolving credit facility	40,000	—
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(10,119)	(12,418)
Total debt	1,086,822	1,065,742
Less: current portion of term loans	60,169	50,431
Less: current portion of debt issuance costs	(4,481)	(4,561)
Total long-term debt	$1,031,134	$1,019,872

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.250% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of June 30, 2022, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2021, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. During the six months ended June 30, 2022, the Company financed certain multi-year license agreements for internal-use software for $10.7 million, with annual payments through April 2024. As of June 30, 2022, $9.5 million was outstanding on these and other license agreements previously entered into, of which $5.9 million and $3.6 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet. As of December 31, 2021, $2.9 million was outstanding on these agreements, all of which is included in other current liabilities in the condensed consolidated balance sheet.
5. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$445,098	$(297,965)	$147,133	$440,242	$(283,109)	$157,133
Software for resale	124,401	(124,401)	—	127,904	(127,255)	649
Total software	$569,499	$(422,366)	$147,133	$568,146	$(410,364)	$157,782
Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended June 30, 2022 and 2021, totaled $17.1 million and $17.4 million, respectively. Software for internal use amortization expense recorded during the six months ended June 30, 2022 and 2021, totaled $33.8 million and $34.3 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended June 30, 2021 totaled $1.4 million. There was no software for resale amortization expense recorded during the three months ended June 30, 2022. Software for resale amortization expense recorded during the six months ended June 30, 2022 and 2021, totaled $0.7 million and $3.4 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$500,290	$(242,608)	$257,682	$507,962	$(230,152)	$277,810
Trademarks and trade names	23,323	(19,223)	4,100	23,839	(18,645)	5,194
Total other intangible assets	$523,613	$(261,831)	$261,782	$531,801	$(248,797)	$283,004

Other intangible assets amortization expense recorded during the three months ended June 30, 2022 and 2021, totaled $9.1 million and $9.2 million, respectively. Other intangible assets amortization expense recorded during the six months ended June 30, 2022 and 2021, totaled $18.3 million and $18.5 million, respectively.

Based on capitalized intangible assets as of June 30, 2022, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2022	$33,222	$17,974
2023	50,446	35,767
2024	33,058	31,371
2025	22,384	22,983
2026	7,966	22,983
Thereafter	57	130,704
Total	$147,133	$261,782

6. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the six months ended June 30, 2022 and 2021, totaled 70,242 and 55,486, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2021	1,640,319	$18.42
Exercised	(77,403)	18.04
Outstanding as of June 30, 2022	1,562,916	$18.44	2.59	$11,639,158
Exercisable as of June 30, 2022	1,562,916	$18.44	2.59	$11,639,158

The total intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021, was $1.1 million and $7.6 million, respectively. There were no stock options granted during the six months ended June 30, 2022 or 2021.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards ("TSRs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	1,154,721	$40.10
Granted	520,020	42.99
Vested	(212,210)	45.86
Forfeited	(133,578)	40.09
Change in payout rate	(114,355)	45.92
Nonvested as of June 30, 2022	1,214,598	$39.78

During the six months ended June 30, 2022, a total of 212,210 TSRs awards granted in fiscal 2019 vested and achieved a payout rate of 65% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 47,612 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the six months ended June 30, 2022 and 2021, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Six months ended June 30,
	2022	2021
Expected life (years)	3.1	2.8
Risk-free interest rate	1.5%	0.3%
Expected volatility	40.0%	41.2%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	946,151	$33.57
Granted	756,517	31.69
Vested	(440,275)	33.00
Forfeited	(123,690)	32.76
Nonvested as of June 30, 2022	1,138,703	$32.62

During the six months ended June 30, 2022, a total of 440,275 RSUs vested. The Company withheld 131,923 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2022, there were unrecognized compensation costs of $31.3 million and $28.6 million related to nonvested RSUs and TSRs, respectively, which the Company expects to recognize over a weighted average period of 2.2 years.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2022 and 2021, of $6.8 million and $7.7 million, respectively, with corresponding tax benefits of $0.9 million and $1.2 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2022 and 2021, of $14.8 million and $14.4 million, respectively, with corresponding tax benefits of $2.1 million and $2.2 million, respectively.

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

The Company repurchased 2,055,488 shares for $62.7 million during the six months ended June 30, 2022. Under the program to date, the Company has repurchased 51,412,983 shares for approximately $782.4 million. As of June 30, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was $153.6 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic weighted average shares outstanding	114,669	117,718	114,976	117,605
Add: Dilutive effect of stock options and RSUs	536	1,292	673	1,353
Diluted weighted average shares outstanding	115,205	119,010	115,649	118,958

The diluted earnings per share computation excludes 2.2 million and 1.3 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended June 30, 2022 and 2021, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 2.0 million and 1.4 million options to purchase shares, RSUs, and contingently issuable shares during the six months ended June 30, 2022 and 2021, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2022, and December 31, 2021, was 114,295,153 and 115,730,046, respectively.
9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $2.0 million and $1.4 million of income for the three months ended June 30, 2022 and 2021, respectively. Other, net was $4.3 million and $0.1 million of income for the six months ended June 30, 2022 and 2021, respectively.
10. Segment Information
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Banks	$141,946	$114,051	$274,144	$209,968
Merchants	36,534	37,424	77,536	76,094
Billers	161,945	150,194	311,825	300,793
Total revenue	$340,425	$301,669	$663,505	$586,855
Segment Adjusted EBITDA
Banks	$70,160	$54,465	$134,874	$91,660
Merchants	7,749	13,041	22,462	27,766
Billers	28,324	34,603	54,681	68,624
Depreciation and amortization	(32,240)	(33,403)	(63,729)	(66,986)
Stock-based compensation expense	(6,800)	(7,720)	(14,758)	(14,423)
Corporate and unallocated expenses	(42,736)	(45,562)	(81,407)	(87,527)
Interest, net	(8,733)	(8,395)	(16,468)	(17,016)
Other, net	2,006	1,434	4,256	52
Income before income taxes	$17,730	$8,463	$39,911	$2,150

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$161,945	$161,945
Digital Business Banking	12,097	—	—	12,097
Merchant Payments	—	36,534	—	36,534
Fraud Management	7,552	—	—	7,552
Real-Time Payments	24,212	—	—	24,212
Issuing and Acquiring	98,085	—	—	98,085
Total	$141,946	$36,534	$161,945	$340,425

	Three Months Ended June 30, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$150,194	$150,194
Digital Business Banking	15,700	—	—	15,700
Merchant Payments	—	37,424	—	37,424
Fraud Management	10,457	—	—	10,457
Real-Time Payments	17,711	—	—	17,711
Issuing and Acquiring	70,183	—	—	70,183
Total	$114,051	$37,424	$150,194	$301,669

	Six Months Ended June 30, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$311,825	$311,825
Digital Business Banking	25,585	—	—	25,585
Merchant Payments	—	77,536	—	77,536
Fraud Management	15,329	—	—	15,329
Real-Time Payments	46,139	—	—	46,139
Issuing and Acquiring	187,091	—	—	187,091
Total	$274,144	$77,536	$311,825	$663,505

	Six Months Ended June 30, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$300,793	$300,793
Digital Business Banking	30,792	—	—	30,792
Merchant Payments	—	76,094	—	76,094
Fraud Management	16,681	—	—	16,681
Real-Time Payments	30,896	—	—	30,896
Issuing and Acquiring	131,599	—	—	131,599
Total	$209,968	$76,094	$300,793	$586,855

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Banks
Software as a service and platform as a service	$13,985	$14,482	$27,937	$28,761
License	62,942	33,913	117,381	51,931
Maintenance	46,744	49,132	94,087	97,262
Services	18,275	16,524	34,739	32,014
Total	$141,946	$114,051	$274,144	$209,968
Merchants
Software as a service and platform as a service	$31,058	$31,732	$61,825	$62,775
License	1,372	814	7,218	3,904
Maintenance	3,808	3,943	7,846	8,095
Services	296	935	647	1,320
Total	$36,534	$37,424	$77,536	$76,094
Billers
Software as a service and platform as a service	$161,935	$150,114	$311,778	$300,538
License	—	—	—	94
Maintenance	10	80	47	161
Services	—	—	—	—
Total	$161,945	$150,194	$311,825	$300,793

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
United States	$209,459	$195,830	$408,774	$387,807
Other	130,966	105,839	254,731	199,048
Total	$340,425	$301,669	$663,505	$586,855

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	June 30, 2022	December 31, 2021
Long-lived Assets
United States	$1,382,374	$1,425,391
Other	736,607	745,138
Total	$2,118,981	$2,170,529

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2022 and 2021. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the six months ended June 30, 2022 and 2021.
11. Income Taxes

For the three and six months ended June 30, 2022, the Company's effective tax rate was 25% and 28%, respectively. The Company reported tax expense on pretax income for both the three and six months ended June 30, 2022, with foreign entities recognizing earnings of $27.4 million and $58.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2022, was negatively impacted by excess tax expense on equity-based compensation.

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

As of June 30, 2022, and December 31, 2021, the amount of unrecognized tax benefits for uncertain tax positions was $24.1 million and $24.5 million, respectively, excluding related liabilities for interest and penalties of $1.0 million and $1.1 million as of June 30, 2022, and December 31, 2021, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $6.1 million, due to the settlement of various audits and the expiration of statutes of limitation.
12. Commitments and Contingencies
Legal Proceedings
In April 2021, ACH files associated with one of the Company's mortgage servicing customers were inadvertently transmitted to a processing bank during a test of its ACH file production system. Reversal ACH files were promptly issued, restoring affected accounts.
The U.S. Consumer Financial Protection Bureau and various state regulatory agencies contacted the Company about this incident and the Company has furnished information to these authorities and is cooperating in their investigations. These investigations could result in material fines, penalties, and statutory damages as well as burdensome and costly injunctive remedies.

In addition, the Company has been named as a defendant in seven class action lawsuits filed in various federal courts purportedly on behalf of consumers whose mortgage accounts were affected by the inadvertent ACH file transmission. The complaints vary, but generally allege violations of federal and state statutes and claim that the Company is obligated to pay statutory and other damages to class members. The Company has entered into an agreement to settle all of these lawsuits. The agreement, which is subject to court approval and other conditions, involves the establishment of (i) a $5.0 million fund out of which payments would be made to class members and for attorneys’ fees and administrative costs, plus (ii) additional funds totaling $1.5 million that could be required to be established in certain circumstances. There can be no assurance that the conditions to settlement will be satisfied.

The Company has asserted claims for insurance coverage with respect to potential losses associated with this matter. There can be no assurance as to the amount of insurance that may be available.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and six months ended June 30, 2022, are not necessarily indicative of results that may be attained in the future.

COVID-19
Since early 2020, the world has been, and continues to be impacted by the COVID-19 pandemic. The COVID-19 pandemic, and the measures imposed by the governments of various countries, states, cities and other geographic regions to prevent its spread, have negatively impacted, and may continue to negatively impact, global economic and market conditions, including levels of consumer and business spending. The environment surrounding COVID-19 and countermeasures taken to reduce its spread have impacted our business operations and financial results, although some of the effects have lessened over time. It may continue to impact our business operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects.

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

Key trends that currently impact our strategies and operations include:
Increasing digital payment transaction volumes. The adoption of digital payments continues to accelerate, propelled by the digitization of cash, financial inclusion efforts of countries throughout the world, the Internet of Things, rapid growth of eCommerce, proliferation of cryptocurrencies, and the adoption of real-time payments. COVID-19 has further accelerated this growth as more people, governments, and businesses have embraced digital payments—a change likely to continue. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume, through the sale of capacity upgrades to existing customers, and through the scalability of our platform-based solutions.

Adoption of real-time payments. Expectations from both consumers and businesses, are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format, which promises to deliver greater value to banks and their customers. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth (further driven by COVID-19) and new payment types. Mature markets, including India, the United Kingdom, Australia, Malaysia, Singapore, Thailand, and the Nordics (P27), continue to accelerate innovation, especially in terms of overlay services and cross-border connectivity. The United States is driving real-time payments adoption through Zelle, TCH Real-Time Payments, and the planned FedNow service, while Brazil's PIX was launched in November 2020. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard and Microsoft continue to position us as a leader in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of June 30, 2022, and December 31, 2021 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	June 30, 2022	March 31, 2022	December 31, 2021
Banks	$2,231	$2,282	$2,272
Merchants	762	772	754
Billers	3,179	3,128	3,084
Total	$6,172	$6,182	$6,110

	June 30, 2022	March 31, 2022	December 31, 2021
Committed	$2,089	$2,038	$2,095
Renewal	4,083	4,144	4,015
Total	$6,172	$6,182	$6,110
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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended June 30, 2022 Compared to the Three Month Period Ended June 30, 2021

	Three Months Ended June 30,
	2022				2021
	Amount	% of Total Revenue	$ Change vs 2021	% Change vs 2021	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$206,978	61%	$10,650	5%	$196,328	65%
License	64,314	19%	29,587	85%	34,727	11%
Maintenance	50,562	15%	(2,593)	(5)%	53,155	18%
Services	18,571	5%	1,112	6%	17,459	6%
Total revenues	340,425	100%	38,756	13%	301,669	100%
Operating expenses:
Cost of revenue	179,333	53%	20,719	13%	158,614	53%
Research and development	40,642	12%	5,613	16%	35,029	12%
Selling and marketing	35,391	10%	6,731	23%	28,660	10%
General and administrative	28,362	8%	(3,575)	(11)%	31,937	11%
Depreciation and amortization	32,240	9%	235	1%	32,005	11%
Total operating expenses	315,968	92%	29,723	10%	286,245	97%
Operating income	24,457	8%	9,033	59%	15,424	3%
Other income (expense):
Interest expense	(11,784)	(3)%	(524)	5%	(11,260)	(4)%
Interest income	3,051	1%	186	6%	2,865	1%
Other, net	2,006	1%	572	40%	1,434	—%
Total other income (expense)	(6,727)	(1)%	234	(3)%	(6,961)	(3)%
Income before income taxes	17,730	7%	9,267	110%	8,463	—%
Income tax expense	4,388	1%	2,426	124%	1,962	1%
Net income	$13,342	6%	$6,841	105%	$6,501	(1)%

Revenues
Total revenue for the three months ended June 30, 2022, increased $38.8 million, or 13%, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $4.2 million decrease in total revenue during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, total revenue for the three months ended June 30, 2022, increased $43.0 million, or 14%, as compared to the same period in 2021.

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

SaaS and PaaS revenue increased $10.7 million, or 5%, during the three months ended June 30, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.8 million decrease in SaaS and PaaS revenue during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended June 30, 2022, increased $12.4 million, or 6%, as compared to the same period in 2021.
•The increase was primarily driven by higher transaction volumes during the three months ended June 30, 2022, as compared to the same period in 2021.

License Revenue
Customers purchase the right to use ACI software under multi-year, time-based software license arrangements that vary in length but are generally five years. Under these arrangements the software is installed at the customer’s location (i.e. on-premise). Within these agreements are specified capacity limits typically based on customer transaction volume. ACI employs measurement tools that monitor the number of transactions processed by customers and if contractually specified limits are exceeded, additional fees are charged for the overage. Capacity overages may occur at varying times throughout the term of the agreement depending on the product, the size of the customer, and the significance of customer transaction volume growth. Depending on specific circumstances, multiple overages or no overages may occur during the term of the agreement.

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

License revenue increased $29.6 million, or 85%, during the three months ended June 30, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.5 million decrease in license revenue during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, license revenue for the three months ended June 30, 2022, increased $30.1 million, or 87%, as compared to the same period in 2021.
•The increase was primarily driven by the renewal timing and relative size of license and capacity events during the three months ended June 30, 2022, as compared to the same period in 2021.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $2.6 million, or 5%, during the three months ended June 30, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.5 million decrease in maintenance revenue during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended June 30, 2022, decreased $1.1 million or 2%, as compared to the same period in 2021.

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

Services revenue increased $1.1 million, or 6%, during the three months ended June 30, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in services revenue during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, services revenue for the three months ended June 30, 2022, increased $1.5 million or 8%, as compared to the same period in 2021.

Operating Expenses
Total operating expenses for the three months ended June 30, 2022, increased $29.7 million, or 10%, as compared to the same period in 2021.
•Total operating expenses for the three months ended June 30, 2022, included $1.4 million of divestiture transaction-related expenses and $1.3 million of European datacenter migration expenses during the period compared to $3.4 million of significant transaction-related and cost reduction strategies implemented for the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $4.3 million decrease in total operating expenses during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the three months ended June 30, 2022, increased $34.7 million, or 12%, as compared to the same period in 2021.

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

Cost of revenue increased $20.7 million, or 13%, during the three months ended June 30, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.7 million decrease in cost of revenue during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, cost of revenue increased $22.4 million, or 14%, for the three months ended June 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and payment card interchange and processing fees of $7.6 million and $16.2 million, respectively, partially offset by a decrease in software amortization expense of $1.4 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $5.6 million, or 16%, during the three months ended June 30, 2022, as compared to the same period in 2021.
•Total R&D expenses for the three months ended June 30, 2021, included $0.5 million of significant transaction-related expenses.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.9 million decrease in R&D expense during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, R&D expense increased $7.0 million, or 21%, for the three months ended June 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and professional fees of $4.2 million and $2.8 million, respectively.

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

Selling and marketing expense increased $6.7 million, or 23%, during the three months ended June 30, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in selling and marketing expense during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $7.5 million, or 27%, for the three months ended June 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and travel and entertainment expenses of $6.0 million and $1.5 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $3.6 million, or 11%, during the three months ended June 30, 2022, as compared to the same period in 2021.
•General and administrative expenses for the three months ended June 30, 2022, included $2.7 million of significant transaction-related expenses compared to $2.9 million in the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.6 million decrease in general and administrative expense during the three months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $2.8 million, or 10%, for the three months ended June 30, 2022, as compared to the same period in 2021.
•The decrease is primarily due to lower professional fees.

Depreciation and Amortization
Depreciation and amortization increased $0.2 million, or 1%, during the three months ended June 30, 2022, as compared to the same period in 2021.

Other Income and Expense
Interest expense for the three months ended June 30, 2022, increased $0.5 million, or 5%, as compared to the same period in 2021, primarily due to higher interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended June 30, 2022, increased $0.2 million, or 6%, as compared to the same period in 2021.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $2.0 million and $1.4 million of income for the three months ended June 30, 2022 and 2021, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Six Month Period Ended June 30, 2022 Compared to the Six Month Period Ended June 30, 2021

	Six Months Ended June 30,
	2022				2021
	Amount	% of Total Revenue	$ Change vs 2021	% Change vs 2021	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$401,540	61%	$9,466	2%	$392,074	67%
License	124,599	19%	68,670	123%	55,929	9%
Maintenance	101,980	15%	(3,538)	(3)%	105,518	18%
Services	35,386	5%	2,052	6%	33,334	6%
Total revenues	663,505	100%	76,650	13%	586,855	100%
Operating expenses:
Cost of revenue	345,619	52%	27,520	9%	318,099	54%
Research and development	78,449	12%	8,906	13%	69,543	12%
Selling and marketing	69,999	11%	13,201	23%	56,798	10%
General and administrative	54,237	8%	(5,475)	(9)%	59,712	10%
Depreciation and amortization	63,078	10%	(511)	(1)%	63,589	11%
Total operating expenses	611,382	93%	43,641	8%	567,741	97%
Operating income	52,123	7%	33,009	173%	19,114	3%
Other income (expense):
Interest expense	(22,678)	(3)%	57	—%	(22,735)	(4)%
Interest income	6,210	1%	491	9%	5,719	1%
Other, net	4,256	1%	4,204	8,085%	52	—%
Total other income (expense)	(12,212)	(1)%	4,752	(28)%	(16,964)	(3)%
Income before income taxes	39,911	6%	37,761	1,756%	2,150	—%
Income tax expense (benefit)	11,079	2%	13,485	(560)%	(2,406)	—%
Net income	$28,832	4%	$24,276	533%	$4,556	—%

Revenues
Total revenue for the six months ended June 30, 2022, increased $76.7 million, or 13%, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $6.2 million decrease in total revenue during the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, total revenue for the six months ended June 30, 2022, increased $82.9 million, or 14%, as compared to the same period in 2021.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $9.5 million, or 2%, during the six months ended June 30, 2022, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in $2.6 million decrease in SaaS and PaaS revenue during the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the six months ended June 30, 2022, increased $12.0 million, or 3%, as compared to the same period in 2021.
•The increase was primarily due to higher transaction volumes during the six months ended June 30, 2022, as compared to the same period in 2021.

License Revenue
License revenue increased $68.7 million, or 123%, during the six months ended June 30, 2022, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in license revenue during the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, license revenue for the six months ended June 30, 2022, increased $69.4 million, or 124%, as compared to the same period in 2021.
•The increase was primarily driven by renewal timing and relative size of license and capacity events during the six months ended June 30, 2022, as compared to the same period in 2021.

Maintenance Revenue
Maintenance revenue decreased $3.5 million or 3% during the six months ended June 30, 2022, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.4 million decrease in maintenance revenue during the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, maintenance revenue for the six months ended June 30, 2022, decreased $1.2 million, or 1%, as compared to the same period in 2021.

Services Revenue
Services revenue increased $2.1 million, or 6%, during the six months ended June 30, 2022, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.5 million decrease in services revenue during the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, services revenue for the six months ended June 30, 2022, increased $2.6 million, or 8%, as compared to the same period in 2021.
•The increase was primarily driven by the timing and magnitude of project-related work during the six months ended June 30, 2022, as compared to the same period in 2021.

Operating Expenses
Total operating expenses for the six months ended June 30, 2022, increased $43.6 million, or 8%, as compared to the same period in 2021.
•Total operating expenses for the six months ended June 30, 2022, included $1.8 million of European datacenter migration expenses and $1.4 million of divestiture transaction-related expenses during the period. Total operating expenses for the six months ended June 30, 2021, included $4.6 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $6.7 million decrease in total operating expenses for the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the six months ended June 30, 2022, increased $51.7 million, or 9%, as compared to the same period in 2021.

Cost of Revenue
Cost of revenue increased $27.5 million, or 9%, during the six months ended June 30, 2022, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.6 million decrease in cost of revenue during the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, cost of revenue increased $30.1 million, or 10%, for the six months ended June 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and payment card interchange and processing fees of $10.7 million and $22.2 million, respectively, partially offset by a decrease in software amortization expense of $2.8 million.

Research and Development
R&D expense increased $8.9 million, or 13%, during the six months ended June 30, 2022, as compared to the same period in 2021.
•Total R&D expenses for the six months ended June 30, 2021 included $0.9 million of significant transaction-related expenses.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.4 million decrease in R&D expense during the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency and significant transaction-related expenses, R&D expense increased $11.2 million, or 17%, for the six months ended June 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and professional fees of $6.2 million and $5.0 million, respectively.

Selling and Marketing
Selling and marketing expense increased $13.2 million, or 23%, during the six months ended June 30, 2022, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.2 million decrease in selling and marketing expense for the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $14.4 million, or 26%, for the six months ended June 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and travel and entertainment expenses of $12.1 million and $2.3 million, respectively.

General and Administrative
General and administrative expense decreased $5.5 million, or 9%, during the six months ended June 30, 2022, as compared to the same period in 2021.
•General and administrative expenses for the six months ended June 30, 2022 included $3.2 million of significant transaction-related expenses. General and administrative expense for the six months ended June 30, 2021, included $3.7 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.0 million decrease in general and administrative expenses during the six months ended June 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $4.0 million, or 7%, for the six months ended June 30, 2022, as compared to the same period in 2021.
•The decrease is primarily due to a decrease in professional fees of $6.2 million, partially offset by an increase in personnel and related expenses of $2.2 million.

Depreciation and Amortization
Depreciation and amortization decreased $0.5 million, or 1%, during the six months ended June 30, 2022, as compared to the same period in 2021.

Other Income and Expense
Interest expense for the six months ended June 30, 2022, was flat compared to the same period in 2021.

Interest income for the six months ended June 30, 2022, increased $0.5 million, or 9%, as compared to the same period in 2021.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $4.3 million and $0.1 million of income for the six months ended June 30, 2022 and 2021, respectively.

Income Taxes
See Note 11, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 10, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Banks	$141,946	$114,051	$274,144	$209,968
Merchants	36,534	37,424	77,536	76,094
Billers	161,945	$150,194	311,825	300,793
Total revenue	$340,425	$301,669	$663,505	$586,855
Segment Adjusted EBITDA
Banks	$70,160	$54,465	$134,874	$91,660
Merchants	7,749	13,041	22,462	27,766
Billers	28,324	34,603	54,681	68,624
Depreciation and amortization	(32,240)	(33,403)	(63,729)	(66,986)
Stock-based compensation expense	(6,800)	(7,720)	(14,758)	(14,423)
Corporate and unallocated expenses	(42,736)	(45,562)	(81,407)	(87,527)
Interest, net	(8,733)	(8,395)	(16,468)	(17,016)
Other, net	2,006	1,434	4,256	52
Income (loss) before income taxes	$17,730	$8,463	$39,911	$2,150

Banks Segment Adjusted EBITDA increased $15.7 million for the three months ended June 30, 2022, compared to the same period in 2021, due to a $28.0 million increase in revenue primarily related to an increase in license revenues, partially offset by a $12.3 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA decreased $5.3 million for the three months ended June 30, 2022, compared to the same period in 2021, due to a $1.0 million decrease in revenue and a $4.3 million increase in cash operating expense.

Billers Segment Adjusted EBITDA decreased $6.3 million for the three months ended June 30, 2022, compared to the same period in 2021, due to a $11.8 million increase in revenue, offset by a $18.1 million increase in cash operating expense primarily for payment card interchange and other processing fees.

Banks Segment Adjusted EBITDA increased $43.2 million for the six months ended June 30, 2022, compared to the same period in 2021, due to a $64.2 million increase in revenue primarily related to an increase in license revenues, partially offset by a $21.0 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA decreased $5.3 million for the six months ended June 30, 2022, compared to the same period in 2021, due to a $1.4 million increase in revenue, offset by a $6.7 million increase in cash operating expense.

Billers Segment Adjusted EBITDA decreased $13.9 million for the six months ended June 30, 2022, compared to the same period in 2021, due to an $11.0 million increase in revenue, offset by a $24.9 million increase in cash operating expense, primarily for payment card interchange and other processing fees.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 30, 2022, we had $119.0 million of cash and cash equivalents, of which $34.2 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of June 30, 2022, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of June 30, 2022.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$118,953	$122,059
Availability under revolving credit facility	458,500	498,500
Total liquidity	$577,453	$620,559

The decrease in total liquidity is primarily attributable to $14.4 million of payments to purchase property and equipment and software and distribution rights, $21.2 million of repayments on the Term Loans, and $62.7 million for stock repurchases, partially offset by positive operating cash flows of $67.8 million.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of June 30, 2022, the full $75.0 million was available.

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

We repurchased 2,055,488 shares for $62.7 million under the program during the six months ended June 30, 2022. Under the program to date, we have repurchased 51,412,983 shares for approximately $782.4 million. As of June 30, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $153.6 million. See Note 7, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used by):
Operating activities	$67,763	$104,985
Investing activities	(14,395)	(23,727)
Financing activities	(60,313)	(181,343)

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
Cash flows provided by operating activities were $37.2 million lower for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to timing of cash receipts on accounts receivable. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, debt repayments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases and investments in capital and other assets, including strategic acquisitions, that support our growth.
During the first six months of 2022, we used cash of $14.4 million to purchase software, property, and equipment, as compared to $23.7 million during the same period in 2021.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first six months of 2022, we received net proceeds of $40.0 million on the Revolving Credit Facility and repaid $21.2 million on the Term Loans. In addition, we used $62.7 million to repurchase common stock and $5.8 million for the repurchase of stock-based compensation awards for tax withholdings. We also received proceeds of $3.4 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first six months of 2021, we repaid $30.0 million on the Revolving Credit Facility and $19.5 million on the Initial Term Loan. In addition, we used $39.4 million to repurchase common stock and $14.8 million for the repurchase of stock-based compensation awards for tax withholdings and $78.1 million for settlement assets and liabilities due to processing timing. We also received proceeds of $8.7 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.
Contractual Obligations and Commercial Commitments
For the six months ended June 30, 2022, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2021.

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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2022. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at June 30, 2022, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.1 billion of debt outstanding as of June 30, 2022, with $696.9 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 3.37% as of June 30, 2022. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $2.3 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 , Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding legal proceedings.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2022 through April 30, 2022	310,442		$28.02	310,442	$169,749,000
May 1, 2022 through May 31, 2022	314,300		26.19	314,300	161,517,000
June 1, 2022 through June 30, 2022	309,084	(1)	26.47	299,498	153,601,000
Total	933,826		$26.89	924,240

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended June 30, 2022, 84,196 shares of RSUs vested. We withheld 9,586 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In December 2021, the board approved the repurchase of the Company's common stock of up to $250.0 million, in place of the remaining purchase amounts previously authorized. As of June 30, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $153.6 million.

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

ACI WORLDWIDE, INC. (Registrant)

Date: August 4, 2022	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)