Form 10-Q
period 2022-09-30
ACI WORLDWIDE, INC.
filed 2022-11-02
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, there were 112,374,133 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$134,799	$122,059
Receivables, net of allowances of $3,851 and $2,861, respectively	302,301	320,405
Settlement assets	727,754	452,396
Prepaid expenses	29,766	24,698
Other current assets	16,342	17,876
Total current assets	1,210,962	937,434
Noncurrent assets
Accrued receivables, net	248,285	276,164
Property and equipment, net	54,328	63,050
Operating lease right-of-use assets	37,916	47,825
Software, net	134,942	157,782
Goodwill	1,226,026	1,280,226
Intangible assets, net	235,053	283,004
Deferred income taxes, net	55,454	50,778
Other noncurrent assets	60,174	62,478
TOTAL ASSETS	$3,263,140	$3,158,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,227	$41,312
Settlement liabilities	727,237	451,575
Employee compensation	43,637	51,379
Current portion of long-term debt	60,603	45,870
Deferred revenue	53,163	84,425
Other current liabilities	75,107	79,594
Total current liabilities	997,974	754,155
Noncurrent liabilities
Deferred revenue	22,440	25,925
Long-term debt	947,750	1,019,872
Deferred income taxes, net	30,465	36,122
Operating lease liabilities	32,235	43,346
Other noncurrent liabilities	34,060	34,544
Total liabilities	2,064,924	1,913,964
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2022, and December 31, 2021	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2022, and December 31, 2021	702	702
Additional paid-in capital	697,763	688,313
Retained earnings	1,183,230	1,131,281
Treasury stock, at cost, 27,323,712 and 24,795,009 shares at September 30, 2022, and December 31, 2021, respectively	(555,753)	(475,972)
Accumulated other comprehensive loss	(127,726)	(99,547)
Total stockholders’ equity	1,198,216	1,244,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,263,140	$3,158,741
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Software as a service and platform as a service	$195,540	$191,456	$597,080	$583,530
License	43,661	54,454	168,260	110,383
Maintenance	49,163	53,519	151,143	159,037
Services	18,227	17,485	53,613	50,819
Total revenues	306,591	316,914	970,096	903,769
Operating expenses
Cost of revenue (1)	171,753	158,712	517,372	476,811
Research and development	35,899	35,248	114,348	104,791
Selling and marketing	32,794	33,413	102,793	90,211
General and administrative	30,516	29,717	84,753	89,429
Depreciation and amortization	32,140	31,845	95,218	95,434
Total operating expenses	303,102	288,935	914,484	856,676
Operating income	3,489	27,979	55,612	47,093
Other income (expense)
Interest expense	(14,336)	(11,208)	(37,014)	(33,943)
Interest income	2,995	2,834	9,205	8,553
Other, net	41,545	(1,088)	45,801	(1,036)
Total other income (expense)	30,204	(9,462)	17,992	(26,426)
Income before income taxes	33,693	18,517	73,604	20,667
Income tax expense	10,576	4,753	21,655	2,347
Net income	$23,117	$13,764	$51,949	$18,320
Income per common share
Basic	$0.20	$0.12	$0.45	$0.16
Diluted	$0.20	$0.12	$0.45	$0.15
Weighted average common shares outstanding
Basic	113,812	117,512	114,584	117,574
Diluted	114,348	118,540	115,211	118,817

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$23,117	$13,764	$51,949	$18,320
Other comprehensive loss:
Foreign currency translation adjustments	(13,459)	(4,223)	(28,179)	(5,873)
Total other comprehensive loss	(13,459)	(4,223)	(28,179)	(5,873)
Comprehensive income	$9,658	$9,541	$23,770	$12,447

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2022	$702	$690,574	$1,160,113	$(528,758)	$(114,267)	$1,208,364
Net income	—	—	23,117	—	—	23,117
Other comprehensive loss	—	—	—	—	(13,459)	(13,459)
Stock-based compensation	—	7,126	—	—	—	7,126
Shares issued and forfeited, net, under stock plans	—	63	—	1,250	—	1,313
Repurchase of 1,154,825 shares of common stock	—	—	—	(28,227)	—	(28,227)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(18)	—	(18)
Balance as of September 30, 2022	$702	$697,763	$1,183,230	$(555,753)	$(127,726)	$1,198,216

	Three Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2021	$702	$676,399	$1,008,046	$(412,492)	$(94,095)	$1,178,560
Net income	—	—	13,764	—	—	13,764
Other comprehensive loss	—	—	—	—	(4,223)	(4,223)
Stock-based compensation	—	6,367	—	—	—	6,367
Shares issued and forfeited, net, under stock plans	—	278	—	845	—	1,123
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(37)	—	(37)
Balance as of September 30, 2021	$702	$683,044	$1,021,810	$(411,684)	$(98,318)	$1,195,554
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	$702	$688,313	$1,131,281	$(475,972)	$(99,547)	$1,244,777
Net income	—	—	51,949	—	—	51,949
Other comprehensive loss	—	—	—	—	(28,179)	(28,179)
Stock-based compensation	—	21,884	—	—	—	21,884
Shares issued and forfeited, net, under stock plans	—	(12,434)	—	16,973	—	4,539
Repurchase of 3,210,313 shares of common stock	—	—	—	(90,934)	—	(90,934)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,820)	—	(5,820)
Balance as of September 30, 2022	$702	$697,763	$1,183,230	$(555,753)	$(127,726)	$1,198,216

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2020	$702	$682,431	$1,003,490	$(387,581)	$(92,445)	$1,206,597
Net income	—	—	18,320	—	—	18,320
Other comprehensive loss	—	—	—	—	(5,873)	(5,873)
Stock-based compensation	—	20,790	—	—	—	20,790
Shares issued and forfeited, net, under stock plans	—	(20,177)	—	30,141	—	9,964
Repurchase of 1,000,000 shares of common stock	—	—	—	(39,411)	—	(39,411)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(14,833)	—	(14,833)
Balance as of September 30, 2021	$702	$683,044	$1,021,810	$(411,684)	$(98,318)	$1,195,554
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$51,949	$18,320
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	17,052	15,838
Amortization	78,817	84,528
Amortization of operating lease right-of-use assets	8,296	7,752
Amortization of deferred debt issuance costs	3,435	3,525
Deferred income taxes	(9,059)	(11,742)
Stock-based compensation expense	21,884	20,790
Gain on divestiture	(38,452)	—
Other	2,483	(27)
Changes in operating assets and liabilities:
Receivables	5,767	55,953
Accounts payable	(3,047)	(5,080)
Accrued employee compensation	(3,872)	(1,140)
Deferred revenue	(6,367)	10,339
Other current and noncurrent assets and liabilities	(26,920)	(54,573)
Net cash flows from operating activities	101,966	144,483
Cash flows from investing activities:
Purchases of property and equipment	(8,123)	(12,968)
Purchases of software and distribution rights	(18,394)	(20,041)
Proceeds from divestiture	100,139	—
Net cash flows from investing activities	73,622	(33,009)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,801	2,526
Proceeds from exercises of stock options	1,792	7,252
Repurchase of stock-based compensation awards for tax withholdings	(5,820)	(14,833)
Repurchases of common stock	(90,934)	(39,411)
Proceeds from revolving credit facility	85,000	—
Repayment of revolving credit facility	(75,000)	(55,000)
Repayment of term portion of credit agreement	(70,825)	(29,212)
Payments on or proceeds from other debt, net	(10,106)	(10,187)
Net increase (decrease) in settlement assets and liabilities	20,084	(55,470)
Net cash flows from financing activities	(143,008)	(194,335)
Effect of exchange rate fluctuations on cash	(60)	84
Net increase (decrease) in cash and cash equivalents	32,520	(82,777)
Cash and cash equivalents, including settlement deposits, beginning of period	184,142	265,382
Cash and cash equivalents, including settlement deposits, end of period	$216,662	$182,605
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$134,799	$141,482
Settlement deposits	81,863	41,123
Total cash and cash equivalents, including settlement deposits	$216,662	$182,605
Supplemental cash flow information
Income taxes paid	$24,987	$28,131
Interest paid	$39,217	$35,966
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2021, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 24, 2022. Results for the three and nine months ended September 30, 2022, are not necessarily indicative of results that may be attained in the future.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies, as well as uncertainty in the current economic environment. Actual results could differ from those estimates.

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
A summary of the revisions to the previously reported balances are presented in the table below for comparative purposes (in thousands):

	Nine Months Ended September 30, 2021
	As reported	Revision adjustment	As revised
Cash flows from operating activities:
Other current and noncurrent assets and liabilities	$(51,158)	$(3,415)	$(54,573)
Net cash flows from operating activities	147,898	(3,415)	144,483

Cash flows from financing activities:
Net decrease in settlement assets and liabilities	$—	$(55,470)	$(55,470)
Net cash flows from financing activities	(138,865)	(55,470)	(194,335)

Net decrease in cash and cash equivalents	$(23,892)	$(58,885)	$(82,777)
Cash and cash equivalents, including settlement deposits, beginning of period	165,374	100,008	265,382
Cash and cash equivalents, including settlement deposits, end of period	141,482	41,123	182,605

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	September 30, 2022	December 31, 2021
Vendor financed licenses	$12,520	$12,521
Operating lease liabilities	11,061	11,518
Accrued interest	3,026	8,776
Royalties payable	2,905	4,102
Other	45,595	42,677
Total other current liabilities	$75,107	$79,594

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

Off Balance Sheet Settlement Accounts

The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2022, and December 31, 2021, was $308.7 million and $272.8 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $379.9 million and $419.0 million as of September 30, 2022, and December 31, 2021, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, Banks, Merchants, and Billers, as the reporting units. As of September 30, 2022, the Company's goodwill balance of $1.2 billion was allocated $671.7 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

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

Changes in the carrying amount of goodwill attributable to each reporting unit during the nine months ended September 30, 2022 were as follows (in thousands):

	Banks	Merchants	Billers	Total
Balance, December 31, 2021	$725,903	$137,289	$417,034	$1,280,226
Divestiture (1)	(54,200)	—	—	(54,200)
Balance, September 30, 2022	$671,703	$137,289	$417,034	$1,226,026

(1) In connection with the divestiture, $54.2 million of goodwill from the Banks segment was allocated to the net assets sold. See Note 3, Divestiture, for further information on the divestiture.

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $17.3 million and $19.3 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of September 30, 2022, and December 31, 2021, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Billed receivables	$137,498	$162,479
Allowance for doubtful accounts	(3,851)	(2,861)
Billed receivables, net	133,647	159,618
Current accrued receivables, net	168,654	160,787
Long-term accrued receivables, net	248,285	276,164
Total accrued receivables, net	416,939	436,951
Total receivables, net	$550,586	$596,569

One customer accounted for 12.7% and 13.8% of the Company's consolidated receivables balance as of September 30, 2022 and December 31, 2021.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2021	$110,350
Deferral of revenue	89,117
Recognition of deferred revenue	(95,593)
Divestiture	(21,581)
Foreign currency translation	(6,690)
Balance, September 30, 2022	$75,603

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

Revenue allocated to remaining performance obligations was $682.0 million as of September 30, 2022, of which the Company expects to recognize approximately 51% over the next 12 months and the remainder thereafter.

During the three and nine months ended September 30, 2022 and 2021, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.

3. Divestiture
Corporate Online Banking Solutions

On June 7, 2022, the Company announced a definitive agreement to divest its corporate online banking solutions related assets and liabilities to One Equity Partners ("OEP") for $100.1 million, including preliminary net working capital adjustment. The sale included employees and customer contracts as well as technology assets and intellectual property and closed on September 1, 2022.

For the three and nine months ended September 30, 2022, the Company recognized a gain of $38.5 million on the sale, which is recorded in other, net in the accompanying condensed consolidated statements of operations. This gain is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

The Company and OEP have also entered into a Transition Services Agreement ("TSA"), whereby the Company will continue to perform certain functions on OEP's behalf during a migration period not expected to exceed 18 months. The TSA is meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.
4. Debt
As of September 30, 2022, the Company had $10.0 million, $607.3 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $488.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of September 30, 2022, was 4.88%.

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

Maturities on debt outstanding as of September 30, 2022, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2022	$14,607
2023	69,906
2024	532,823
2025	—
2026	400,000
Thereafter	—
Total	$1,017,336

As of September 30, 2022, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loans	$607,336	$678,160
Revolving credit facility	10,000	—
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(8,983)	(12,418)
Total debt	1,008,353	1,065,742
Less: current portion of term loans	65,038	50,431
Less: current portion of debt issuance costs	(4,435)	(4,561)
Total long-term debt	$947,750	$1,019,872

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.250% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of September 30, 2022, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2021, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. During the nine months ended September 30, 2022, the Company financed certain multi-year license agreements for internal-use software for $10.7 million, with annual payments through April 2024. As of September 30, 2022, $9.3 million was outstanding on these and other license agreements previously entered into, of which $5.8 million and $3.5 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet. As of December 31, 2021, $2.9 million was outstanding on these agreements, all of which is included in other current liabilities in the condensed consolidated balance sheet.

5. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$446,394	$(311,452)	$134,942	$440,242	$(283,109)	$157,133
Software for resale	121,801	(121,801)	—	127,904	(127,255)	649
Total software	$568,195	$(433,253)	$134,942	$568,146	$(410,364)	$157,782
Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended September 30, 2022 and 2021, totaled $17.3 million and $17.5 million, respectively. Software for internal use amortization expense recorded during the nine months ended September 30, 2022 and 2021, totaled $51.1 million and $51.8 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended September 30, 2021 totaled $1.5 million. There was no software for resale amortization expense recorded during the three months ended September 30, 2022. Software for resale amortization expense recorded during the nine months ended September 30, 2022 and 2021, totaled $0.7 million and $4.9 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$457,027	$(225,527)	$231,500	$507,962	$(230,152)	$277,810
Trademarks and trade names	22,942	(19,389)	3,553	23,839	(18,645)	5,194
Total other intangible assets	$479,969	$(244,916)	$235,053	$531,801	$(248,797)	$283,004

Other intangible assets amortization expense recorded during the three months ended September 30, 2022 and 2021, totaled $8.8 million and $9.3 million, respectively. Other intangible assets amortization expense recorded during the nine months ended September 30, 2022 and 2021, totaled $27.1 million and $27.8 million, respectively.

Based on capitalized intangible assets as of September 30, 2022, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2022	$16,699	$8,329
2023	51,782	33,310
2024	34,155	28,997
2025	22,985	20,747
2026	8,450	20,747
Thereafter	871	122,923
Total	$134,942	$235,053

6. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the nine months ended September 30, 2022 and 2021, totaled 108,149 and 86,877, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2021	1,640,319	$18.42
Exercised	(98,723)	18.14
Outstanding as of September 30, 2022	1,541,596	$18.44	2.37	$3,796,359
Exercisable as of September 30, 2022	1,541,596	$18.44	2.37	$3,796,359

The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021, was $1.1 million and $7.8 million, respectively. There were no stock options granted during the nine months ended September 30, 2022 or 2021.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards ("TSRs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	1,154,721	$40.10
Granted	520,020	42.99
Vested	(212,210)	45.86
Forfeited	(193,979)	39.93
Change in payout rate	(114,355)	45.92
Nonvested as of September 30, 2022	1,154,197	$39.79

During the nine months ended September 30, 2022, a total of 212,210 TSRs granted in fiscal 2019 vested and achieved a payout rate of 65% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 47,612 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the nine months ended September 30, 2022 and 2021, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected life (years)	3.1	2.8
Risk-free interest rate	1.5%	0.3%
Expected volatility	40.0%	41.2%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	946,151	$33.57
Granted	1,071,776	29.97
Vested	(442,882)	33.00
Forfeited	(193,932)	32.63
Nonvested as of September 30, 2022	1,381,113	$31.09

During the nine months ended September 30, 2022, a total of 442,882 RSUs vested. The Company withheld 132,707 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2022, there were unrecognized compensation costs of $33.0 million and $23.4 million related to nonvested RSUs and TSRs, respectively, which the Company expects to recognize over weighted average periods of 2.1 years and 2.0 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2022 and 2021, of $7.1 million and $6.4 million, respectively, with corresponding tax benefits of $1.0 million and $0.9 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2022 and 2021, of $21.9 million and $20.8 million, respectively, with corresponding tax benefits of $3.0 million and $3.1 million, respectively.
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

The Company repurchased 3,210,313 shares for $90.9 million during the nine months ended September 30, 2022. Under the program to date, the Company has repurchased 52,567,808 shares for approximately $810.6 million. As of September 30, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was $125.4 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Basic weighted average shares outstanding	113,812	117,512	114,584	117,574
Add: Dilutive effect of stock options and RSUs	536	1,028	627	1,243
Diluted weighted average shares outstanding	114,348	118,540	115,211	118,817

The diluted earnings per share computation excludes 2.0 million and 1.6 million RSUs and contingently issuable shares during the three months ended September 30, 2022 and 2021, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 2.0 million and 1.5 million RSUs and contingently issuable shares during the nine months ended September 30, 2022 and 2021, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2022, and December 31, 2021, was 113,201,343 and 115,730,046, respectively.
9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses and, for the three and nine months ended September 30, 2022, the $38.5 million gain on divestiture. Other, net was $41.5 million of income and $1.1 million of expense for the three months ended September 30, 2022 and 2021, respectively. Other, net was $45.8 million of income and $1.0 million of expense for the nine months ended September 30, 2022 and 2021, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Banks	$117,439	$131,744	$391,583	$341,712
Merchants	35,609	38,989	113,145	115,083
Billers	153,543	146,181	465,368	446,974
Total revenue	$306,591	$316,914	$970,096	$903,769
Segment Adjusted EBITDA
Banks	$49,793	$67,602	$184,667	$159,262
Merchants	9,781	14,221	32,243	41,987
Billers	26,348	31,969	81,029	100,593
Depreciation and amortization	(32,140)	(33,380)	(95,869)	(100,366)
Stock-based compensation expense	(7,126)	(6,367)	(21,884)	(20,790)
Corporate and unallocated expenses	(43,167)	(46,066)	(124,574)	(133,593)
Interest, net	(11,341)	(8,374)	(27,809)	(25,390)
Other, net	41,545	(1,088)	45,801	(1,036)
Income before income taxes	$33,693	$18,517	$73,604	$20,667

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$153,543	$153,543
Digital Business Banking	9,001	—	—	9,001
Merchant Payments	—	35,609	—	35,609
Fraud Management	14,840	—	—	14,840
Real-Time Payments	24,904	—	—	24,904
Issuing and Acquiring	68,694	—	—	68,694
Total	$117,439	$35,609	$153,543	$306,591

	Three Months Ended September 30, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$146,181	$146,181
Digital Business Banking	16,527	—	—	16,527
Merchant Payments	—	38,989	—	38,989
Fraud Management	6,882	—	—	6,882
Real-Time Payments	27,638	—	—	27,638
Issuing and Acquiring	80,697	—	—	80,697
Total	$131,744	$38,989	$146,181	$316,914

	Nine Months Ended September 30, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$465,368	$465,368
Digital Business Banking	34,586	—	—	34,586
Merchant Payments	—	113,145	—	113,145
Fraud Management	30,169	—	—	30,169
Real-Time Payments	71,043	—	—	71,043
Issuing and Acquiring	255,785	—	—	255,785
Total	$391,583	$113,145	$465,368	$970,096

	Nine Months Ended September 30, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$446,974	$446,974
Digital Business Banking	47,319	—	—	47,319
Merchant Payments	—	115,083	—	115,083
Fraud Management	23,563	—	—	23,563
Real-Time Payments	58,534	—	—	58,534
Issuing and Acquiring	212,296	—	—	212,296
Total	$341,712	$115,083	$446,974	$903,769

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Banks
Software as a service and platform as a service	$12,394	$14,794	$40,331	$43,555
License	42,188	51,062	159,569	102,993
Maintenance	44,896	48,829	138,983	146,091
Services	17,961	17,059	52,700	49,073
Total	$117,439	$131,744	$391,583	$341,712
Merchants
Software as a service and platform as a service	$29,626	$30,561	$91,451	$93,336
License	1,473	3,392	8,691	7,296
Maintenance	4,244	4,610	12,090	12,705
Services	266	426	913	1,746
Total	$35,609	$38,989	$113,145	$115,083
Billers
Software as a service and platform as a service	$153,520	$146,101	$465,298	$446,639
License	—	—	—	94
Maintenance	23	80	70	241
Services	—	—	—	—
Total	$153,543	$146,181	$465,368	$446,974

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
United States	$195,571	$199,195	$604,345	$587,002
Other	111,020	117,719	365,751	316,767
Total	$306,591	$316,914	$970,096	$903,769

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	September 30, 2022	December 31, 2021
Long-lived Assets
United States	$1,284,306	$1,425,391
Other	712,418	745,138
Total	$1,996,724	$2,170,529

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2022 and 2021. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three and nine months ended September 30, 2022 and 2021.

11. Income Taxes

For the three and nine months ended September 30, 2022, the Company's effective tax rate was 31% and 29%, respectively. The Company reported tax expense on pretax income for both the three and nine months ended September 30, 2022, with foreign entities recognizing earnings of $28.7 million and $87.0 million, respectively. The effective tax rate for the three and nine months ended September 30, 2022, was negatively impacted by excess tax expense on equity-based compensation and state income tax expense on domestic earnings.

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

As of September 30, 2022, and December 31, 2021, the amount of unrecognized tax benefits for uncertain tax positions was $23.9 million and $24.5 million, respectively, excluding related liabilities for interest and penalties of $1.0 million and $1.1 million as of September 30, 2022, and December 31, 2021, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $6.0 million, due to the settlement of various audits and the expiration of statutes of limitation.
12. Commitments and Contingencies
Legal Proceedings
In April 2021, ACH files associated with one of the Company's mortgage servicing customers were inadvertently transmitted to a processing bank during a test of its ACH file production system. Reversal ACH files were promptly issued, restoring affected accounts.
The U.S. Consumer Financial Protection Bureau and various state regulatory agencies and attorneys general commenced investigations of this incident. The Company is cooperating with these authorities, including voluntarily furnishing information to them, and seeking to resolve these matters. There can be no assurance that the matters will be resolved without litigation, and the matters could result in material fines, penalties, and statutory damages as well as burdensome and costly injunctive remedies.

Separately, the Company was named as a defendant in seven class action lawsuits filed in various federal courts purportedly on behalf of consumers whose mortgage accounts were affected by the inadvertent ACH file transmission. The Company entered into an agreement, which is subject to court approval and other conditions, to settle these lawsuits for the Company's establishment of a $5.0 million fund out of which payments would be made to class members and the Company's payment of attorneys’ fees and administrative costs, plus additional funds totaling $1.5 million that could be required to be established in certain circumstances. There can be no assurance that the conditions to settlement will be satisfied.

The Company has asserted claims for insurance coverage with respect to potential losses associated with these matters. There is no assurance as to the amount of insurance that may be available.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and nine months ended September 30, 2022, are not necessarily indicative of results that may be attained in the future.

Global Economy and Inflation
During the nine months ended September 30, 2022, the global economy has experienced high inflation, increased interest rates, and pressures on gross domestic product. While we believe our business is resilient and can generally weather unusually high levels of inflation, inflationary pressures have had some impact on our expected 2022 financial performance. Specifically, inflation has impacted our interchange costs associated with the Biller segment.

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

Adoption of real-time payments. Expectations from both consumers and businesses, are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format, which promises to deliver greater value to banks and their customers. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth and new payment types. Mature markets, including India, the United Kingdom, Australia, Malaysia, Singapore, Thailand, and the Nordics (P27), continue to accelerate innovation, especially in terms of overlay services and cross-border connectivity. The United States is driving real-time payments adoption through Zelle, TCH Real-Time Payments, and the planned FedNow service, while Brazil's PIX was launched in November 2020. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard and Microsoft continue to position us as a leader in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

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

Divestiture

On June 7, 2022, we announced a definitive agreement to divest our corporate online banking solutions related assets and liabilities to One Equity Partners ("OEP") for $100.1 million. The sale included employees and customer contracts as well as technology assets and intellectual property and closed on September 1, 2022 (the "divestiture").

For the three and nine months ended September 30, 2022, we recognized a gain of $38.5 million on the sale, which is recorded in other, net in the accompanying condensed consolidated statements of operations. This gain is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2022, and December 31, 2021 (in millions). As a result of the divestiture, 60-month backlog decreased $170.1 million. Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Banks	$2,038	$2,231	$2,282	$2,272
Merchants	772	762	772	754
Billers	3,267	3,179	3,128	3,084
Total	$6,077	$6,172	$6,182	$6,110

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Committed	$2,051	$2,089	$2,038	$2,095
Renewal	4,026	4,083	4,144	4,015
Total	$6,077	$6,172	$6,182	$6,110
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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended September 30, 2022 Compared to the Three Month Period Ended September 30, 2021

	Three Months Ended September 30,
	2022				2021
	Amount	% of Total Revenue	$ Change vs 2021	% Change vs 2021	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$195,540	64%	$4,084	2%	$191,456	60%
License	43,661	14%	(10,793)	(20)%	54,454	17%
Maintenance	49,163	16%	(4,356)	(8)%	53,519	17%
Services	18,227	6%	742	4%	17,485	6%
Total revenues	306,591	100%	(10,323)	(3)%	316,914	100%
Operating expenses:
Cost of revenue	171,753	56%	13,041	8%	158,712	50%
Research and development	35,899	12%	651	2%	35,248	11%
Selling and marketing	32,794	11%	(619)	(2)%	33,413	11%
General and administrative	30,516	10%	799	3%	29,717	9%
Depreciation and amortization	32,140	10%	295	1%	31,845	10%
Total operating expenses	303,102	99%	14,167	5%	288,935	91%
Operating income	3,489	1%	(24,490)	(88)%	27,979	9%
Other income (expense):
Interest expense	(14,336)	(5)%	(3,128)	28%	(11,208)	(4)%
Interest income	2,995	1%	161	6%	2,834	1%
Other, net	41,545	14%	42,633	(3,918)%	(1,088)	—%
Total other income (expense)	30,204	10%	39,666	(419)%	(9,462)	(3)%
Income before income taxes	33,693	11%	15,176	82%	18,517	6%
Income tax expense	10,576	3%	5,823	123%	4,753	1%
Net income	$23,117	8%	$9,353	68%	$13,764	5%

Revenues
Total revenue for the three months ended September 30, 2022, decreased $10.3 million, or 3%, as compared to the same period in 2021.
•The divestiture resulted in a $5.6 million decrease in total revenue for the three months ended September 30, 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $5.6 million decrease in total revenue during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, total revenue for the three months ended September 30, 2022, increased $0.9 million as compared to the same period in 2021.

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

SaaS and PaaS revenue increased $4.1 million, or 2%, during the three months ended September 30, 2022, as compared to the same period in 2021.
•The divestiture resulted in a $3.0 million decrease in SaaS and PaaS revenue for the three months ended September 30, 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.1 million decrease in SaaS and PaaS revenue during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, SaaS and PaaS revenue for the three months ended September 30, 2022, increased $9.2 million, or 5%, as compared to the same period in 2021.
•The increase was primarily driven by new customer go-lives and higher transaction volumes during the three months ended September 30, 2022, as compared to the same period in 2021.

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

License revenue decreased $10.8 million, or 20%, during the three months ended September 30, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.5 million decrease in license revenue during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, license revenue for the three months ended September 30, 2022, decreased $10.3 million, or 19%, as compared to the same period in 2021.
•The decrease was primarily driven by the renewal timing and relative size of license and capacity events during the three months ended September 30, 2022, as compared to the same period in 2021.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $4.4 million, or 8%, during the three months ended September 30, 2022, as compared to the same period in 2021.
•The divestiture resulted in a $1.0 million decrease in maintenance revenue for the three months ended September 30, 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.4 million decrease in maintenance revenue during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, maintenance revenue for the three months ended September 30, 2022, decreased $1.0 million or 2%, as compared to the same period in 2021.

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

Services revenue increased $0.7 million, or 4%, during the three months ended September 30, 2022, as compared to the same period in 2021.
•The divestiture resulted in a $1.6 million decrease in services revenue for the three months ended September 30, 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in services revenue during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, services revenue for the three months ended September 30, 2022, increased $3.0 million, or 17%, as compared to the same period in 2021.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended September 30, 2022, as compared to the same period in 2021.

Operating Expenses
Total operating expenses for the three months ended September 30, 2022, increased $14.2 million, or 5%, as compared to the same period in 2021.
•During the three months ended September 30, 2022, there was a $2.6 million reduction in operating expenses related to the divestiture.
•Total operating expenses for the three months ended September 30, 2022, included $1.7 million of European data center migration expenses and $1.2 million of divestiture transaction-related expenses during the period compared to $6.0 million of significant transaction-related and cost reduction strategies implemented for the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $5.8 million decrease in total operating expenses during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, total operating expenses for the three months ended September 30, 2022, increased $25.5 million, or 9%, as compared to the same period in 2021.

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

Cost of revenue increased $13.0 million, or 8%, during the three months ended September 30, 2022, as compared to the same period in 2021.
•During the three months ended September 30, 2022, there was a $2.4 million reduction in cost of revenue related to the divestiture.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.2 million decrease in cost of revenue during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, cost of revenue increased $17.7 million, or 11%, for the three months ended September 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and payment card interchange and processing fees of $8.6 million and $10.6 million, respectively, partially offset by a decrease in software amortization expense of $1.5 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $0.7 million, or 2%, during the three months ended September 30, 2022, as compared to the same period in 2021.
•During the three months ended September 30, 2022, there was a $0.2 million reduction in R&D expense related to the divestiture.
•Total R&D expenses for the three months ended September 30, 2021, included $0.9 million of expense related to significant transactions and cost reduction strategies implemented during the period.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.1 million decrease in R&D expense during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, R&D expense increased $2.8 million, or 9%, for the three months ended September 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and professional fees of $1.0 million and $1.8 million, respectively.

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

Selling and marketing expense decreased $0.6 million, or 2%, during the three months ended September 30, 2022, as compared to the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.3 million decrease in selling and marketing expense during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $0.7 million, or 2%, for the three months ended September 30, 2022, as compared to the same period in 2021.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $0.8 million, or 3%, during the three months ended September 30, 2022, as compared to the same period in 2021.
•General and administrative expenses for the three months ended September 30, 2022, included $1.2 million of divestiture transaction-related expenses and $1.7 million of European data center migration expenses compared to $5.0 million of significant transaction-related and cost reduction strategies implemented in the same period in 2021.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in general and administrative expense during the three months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense increased $3.6 million, or 15%, for the three months ended September 30, 2022, as compared to the same period in 2021.
•The increase is primarily due to higher personnel and related expenses and professional fees of $2.5 million and $1.1 million, respectively.

Depreciation and Amortization
Depreciation and amortization increased $0.3 million, or 1%, during the three months ended September 30, 2022, as compared to the same period in 2021.

Other Income and Expense
Interest expense for the three months ended September 30, 2022, increased $3.1 million, or 28%, as compared to the same period in 2021, primarily due to higher interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended September 30, 2022, increased $0.2 million, or 6%, as compared to the same period in 2021.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the three months ended September 30, 2022, other, net also included a $38.5 million gain from the divestiture. Other, net was $41.5 million of income and $1.1 million of expense for the three months ended September 30, 2022 and 2021, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Nine Month Period Ended September 30, 2022 Compared to the Nine Month Period Ended September 30, 2021

	Nine Months Ended September 30,
	2022				2021
	Amount	% of Total Revenue	$ Change vs 2021	% Change vs 2021	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$597,080	62%	$13,550	2%	$583,530	65%
License	168,260	16%	57,877	52%	110,383	11%
Maintenance	151,143	16%	(7,894)	(5)%	159,037	18%
Services	53,613	6%	2,794	5%	50,819	6%
Total revenues	970,096	100%	66,327	7%	903,769	100%
Operating expenses:
Cost of revenue	517,372	53%	40,561	9%	476,811	53%
Research and development	114,348	12%	9,557	9%	104,791	12%
Selling and marketing	102,793	11%	12,582	14%	90,211	10%
General and administrative	84,753	9%	(4,676)	(5)%	89,429	10%
Depreciation and amortization	95,218	10%	(216)	—%	95,434	11%
Total operating expenses	914,484	95%	57,808	7%	856,676	96%
Operating income	55,612	5%	8,519	18%	47,093	4%
Other income (expense):
Interest expense	(37,014)	(4)%	(3,071)	9%	(33,943)	(4)%
Interest income	9,205	1%	652	8%	8,553	1%
Other, net	45,801	5%	46,837	(4,521)%	(1,036)	—%
Total other income (expense)	17,992	2%	44,418	(168)%	(26,426)	(3)%
Income before income taxes	73,604	7%	52,937	256%	20,667	1%
Income tax expense	21,655	2%	19,308	823%	2,347	—%
Net income	$51,949	5%	$33,629	184%	$18,320	1%

Revenues
Total revenue for the nine months ended September 30, 2022, increased $66.3 million, or 7%, as compared to the same period in 2021.
•The divestiture resulted in a $5.6 million decrease in total revenue for the nine months ended September 30, 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $11.8 million decrease in total revenue during the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, total revenue for the nine months ended September 30, 2022, increased $83.8 million, or 9%, as compared to the same period in 2021.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $13.6 million, or 2%, during the nine months ended September 30, 2022, as compared to the same period in 2021.
•The divestiture resulted in a $3.0 million decrease in SaaS and PaaS revenue for the nine months ended September 30, 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in $4.7 million decrease in SaaS and PaaS revenue during the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, SaaS and PaaS revenue for the nine months ended September 30, 2022, increased $21.2 million, or 4%, as compared to the same period in 2021.
•The increase was primarily due to new customer go-lives and higher transaction volumes during the nine months ended September 30, 2022, as compared to the same period in 2021.

License Revenue
License revenue increased $57.9 million, or 52%, during the nine months ended September 30, 2022, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.2 million decrease in license revenue during the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, license revenue for the nine months ended September 30, 2022, increased $59.1 million, or 54%, as compared to the same period in 2021.
•The increase was primarily driven by renewal timing and relative size of license and capacity events during the nine months ended September 30, 2022, as compared to the same period in 2021.

Maintenance Revenue
Maintenance revenue decreased $7.9 million or 5% during the nine months ended September 30, 2022, as compared to the same period in 2021.
•The divestiture resulted in a $1.0 million decrease in maintenance revenue for the nine months ended September 30, 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $4.8 million decrease in maintenance revenue during the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, maintenance revenue for the nine months ended September 30, 2022, decreased $2.2 million, or 1%, as compared to the same period in 2021.

Services Revenue
Services revenue increased $2.8 million, or 5%, during the nine months ended September 30, 2022, as compared to the same period in 2021.
•The divestiture resulted in a $1.6 million decrease in services revenue for the nine months ended September 30, 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.2 million decrease in services revenue during the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, services revenue for the nine months ended September 30, 2022, increased $5.6 million, or 11%, as compared to the same period in 2021.
•The increase was primarily driven by the timing and magnitude of project-related work during the nine months ended September 30, 2022, as compared to the same period in 2021.

Operating Expenses
Total operating expenses for the nine months ended September 30, 2022, increased $57.8 million, or 7%, as compared to the same period in 2021.
•During the nine months ended September 30, 2022, there was a $2.6 million reduction in operating expenses related to the divestiture.
•Total operating expenses for the nine months ended September 30, 2022, included $3.4 million of European data center migration expenses and $2.6 million of divestiture transaction-related expenses during the period. Total operating expenses for the nine months ended September 30, 2021, included $10.5 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $12.4 million decrease in total operating expenses for the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, total operating expenses for the nine months ended September 30, 2022, increased $77.3 million, or 9%, as compared to the same period in 2021.

Cost of Revenue
Cost of revenue increased $40.6 million, or 9%, during the nine months ended September 30, 2022, as compared to the same period in 2021.
•During the nine months ended September 30, 2022, there was a $2.4 million reduction in cost of revenue related to the divestiture
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $4.8 million decrease in cost of revenue during the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, cost of revenue increased $47.8 million, or 10%, for the nine months ended September 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and payment card interchange and processing fees of $19.2 million and $32.8 million, respectively, partially offset by a decrease in software amortization expense of $4.2 million.

Research and Development
R&D expense increased $9.6 million, or 9%, during the nine months ended September 30, 2022, as compared to the same period in 2021.
•During the nine months ended September 30, 2022, there was a $0.2 million reduction in R&D expense related to the divestiture.
•Total R&D expenses for the nine months ended September 30, 2021 included $1.9 million of significant transaction-related expenses.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.5 million decrease in R&D expense during the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture, foreign currency, and significant transaction-related expenses, R&D expense increased $14.1 million, or 14%, for the nine months ended September 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and professional fees of $7.3 million and $6.8 million, respectively.

Selling and Marketing
Selling and marketing expense increased $12.6 million, or 14%, during the nine months ended September 30, 2022, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.5 million decrease in selling and marketing expense for the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $15.1 million, or 17%, for the nine months ended September 30, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and travel and entertainment expenses of $12.1 million and $3.0 million, respectively.

General and Administrative
General and administrative expense decreased $4.7 million, or 5%, during the nine months ended September 30, 2022, as compared to the same period in 2021.
•General and administrative expenses for the nine months ended September 30, 2022 included $3.4 million of European data center migration expenses and $2.6 million of divestiture transaction-related expenses during the period. General and administrative expense for the nine months ended September 30, 2021, included $8.7 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.7 million decrease in general and administrative expenses during the nine months ended September 30, 2022, as compared to the same period in 2021.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $0.4 million for the nine months ended September 30, 2022, as compared to the same period in 2021.

Depreciation and Amortization
Depreciation and amortization decreased $0.2 million during the nine months ended September 30, 2022, as compared to the same period in 2021.

Other Income and Expense
Interest expense for the nine months ended September 30, 2022, increased $3.1 million, or 9%, as compared to the same period in 2021, primarily due to higher interest rates.

Interest income for the nine months ended September 30, 2022, increased $0.7 million, or 8%, as compared to the same period in 2021.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the nine months ended September 30, 2022, other, net also included a $38.5 million gain from the divestiture. Other, net was $45.8 million of income and $1.0 million of expense for the nine months ended September 30, 2022 and 2021, respectively.

Income Taxes
See Note 11, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 10, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Banks	$117,439	$131,744	$391,583	$341,712
Merchants	35,609	38,989	113,145	115,083
Billers	153,543	$146,181	465,368	446,974
Total revenue	$306,591	$316,914	$970,096	$903,769
Segment Adjusted EBITDA
Banks	$49,793	$67,602	$184,667	$159,262
Merchants	9,781	14,221	32,243	41,987
Billers	26,348	31,969	81,029	100,593
Depreciation and amortization	(32,140)	(33,380)	(95,869)	(100,366)
Stock-based compensation expense	(7,126)	(6,367)	(21,884)	(20,790)
Corporate and unallocated expenses	(43,167)	(46,066)	(124,574)	(133,593)
Interest, net	(11,341)	(8,374)	(27,809)	(25,390)
Other, net	41,545	(1,088)	45,801	(1,036)
Income (loss) before income taxes	$33,693	$18,517	$73,604	$20,667

The Banks Segment Adjusted EBITDA decreased $3.1 million due to the divestiture. Excluding the divestiture, Banks Segment Adjusted EBITDA decreased $14.8 million for the three months ended September 30, 2022, compared to the same period in 2021, due to a $8.7 million decrease in revenue primarily related to a decrease in license revenues and a $6.1 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA decreased $4.4 million for the three months ended September 30, 2022, compared to the same period in 2021, due to a $3.4 million decrease in revenue and a $1.0 million increase in cash operating expense.

Billers Segment Adjusted EBITDA decreased $5.6 million for the three months ended September 30, 2022, compared to the same period in 2021, due to a $13.0 million increase in cash operating expense primarily for payment card interchange and other processing fees, partially offset by a $7.4 million increase in revenue.

The Banks Segment Adjusted EBITDA decreased $3.1 million due to the divestiture. Excluding the divestiture, Banks Segment Adjusted EBITDA increased $28.5 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to a $55.5 million increase in revenue primarily related to an increase in license revenues, partially offset by a $27.0 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA decreased $9.7 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to a $1.9 million decrease in revenue and a $7.8 million increase in cash operating expense.

Billers Segment Adjusted EBITDA decreased $19.6 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to a $38.0 million increase in cash operating expense, primarily for payment card interchange and other processing fees, partially offset by an $18.4 million increase in revenue.

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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2022, we had $134.8 million of cash and cash equivalents, of which $32.4 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of September 30, 2022, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2022.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$134,799	$122,059
Availability under revolving credit facility	488,500	498,500
Total liquidity	$623,299	$620,559

The increase in total liquidity is primarily attributable to net proceeds of $100.1 million from the divestiture, partially offset by $90.9 million paid for stock repurchases.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of September 30, 2022, the full $75.0 million was available.

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

We repurchased 3,210,313 shares for $90.9 million under the program during the nine months ended September 30, 2022. Under the program to date, we have repurchased 52,567,808 shares for approximately $810.6 million. As of September 30, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $125.4 million. See Note 7, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used by):
Operating activities	$101,966	$144,483
Investing activities	73,622	(33,009)
Financing activities	(143,008)	(194,335)

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
Cash flows provided by operating activities were $42.5 million lower for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to timing of cash receipts on accounts receivable. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, debt repayments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases and investments in capital and other assets, including strategic acquisitions, that support our growth.
During the first nine months of 2022, we received net proceeds of $100.1 million from the divestiture. In addition, we used cash of $26.5 million to purchase software, property, and equipment, as compared to $33.0 million during the same period in 2021.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first nine months of 2022, we used the proceeds from the divestiture to partially fund repayments of $70.8 million on the Term Loans and $10.1 million of other debt payments. In addition, we used $90.9 million to repurchase common stock and $5.8 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $10.0 million on the Revolving Credit Facility, proceeds of $4.6 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $20.1 million from settlement assets and liabilities due to processing timing. During the first nine months of 2021, we repaid $55.0 million on the Revolving Credit Facility, $29.2 million on the Term Loans, and $10.2 million on other debt. In addition, we used $39.4 million to repurchase common stock, $14.8 million for the repurchase of stock-based compensation awards for tax withholdings, and $55.5 million for settlement assets and liabilities due to processing timing. We received proceeds of $9.8 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.
Contractual Obligations and Commercial Commitments
For the nine months ended September 30, 2022, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2021.

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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2022. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at September 30, 2022, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.0 billion of debt outstanding as of September 30, 2022, with $617.3 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 4.88% as of September 30, 2022. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $3.0 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2022 through July 31, 2022	297,700		$26.95	297,700	$145,577,000
August 1, 2022 through August 31, 2022	376,045		25.78	376,045	135,883,000
September 1, 2022 through September 30, 2022	481,864	(1)	21.84	481,080	125,375,000
Total	1,155,609		$24.44	1,154,825

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended September 30, 2022, 2,607 shares of RSUs vested. We withheld 784 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In December 2021, the board approved the repurchase of the Company's common stock of up to $250.0 million, in place of the remaining purchase amounts previously authorized. As of September 30, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $125.4 million.

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

ACI WORLDWIDE, INC. (Registrant)

Date: November 2, 2022	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)