Form 10-K
period 2022-12-31
ACI WORLDWIDE, INC.
filed 2023-03-01
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $25.89 was $2,597,031,703. For purposes of this calculation, executive officers, directors, and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.
As of February 27, 2023, there were 108,111,525 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 1, 2023, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

Global Economy and Inflation
During the year ended December 31, 2022, the global economy has experienced high inflation, increased interest rates, and pressures on gross domestic product. While we believe our business is resilient and can generally weather unusually high levels of inflation, inflationary pressures have had some impact on our 2022 financial performance. Specifically, inflation has impacted our interchange costs associated with the Biller segment.

COVID-19 Pandemic
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

Fiscal 2022 Divestiture
Corporate Online Banking Solutions
On September 1, 2022, we sold our corporate online banking solutions related assets and liabilities to One Equity Partners for $100.1 million, including a preliminary net working capital adjustment. The sale included employees and customer contracts as well as technology assets and intellectual property.

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

Solutions
ACI is a global leader in mission-critical, real-time payments software. Our proven, secure, and scalable software solutions enable corporations, fintechs, and financial disruptors to process and manage digital payments, power omni-commerce payments, present and process bill payments, and manage fraud and risk. We combine our global footprint with a local presence to drive the real-time digital transformation of payments and commerce. Our strategic solution areas include the following:

Issuing and Acquiring
ACI offers comprehensive consumer payment solutions ranging from core payment engines to back-office support that enable banks and intermediaries to compete effectively in today’s real-time, open payments ecosystem.
ACI® Acquiring™ is a merchant management system that helps acquirers offer merchants capabilities to deliver digital innovation, handle new payment methods, and maximize margins.
ACI Issuing™ is a digital payments issuing solution that helps issuers accelerate innovation, give customers new payment offerings and enable channels, services, endpoints, and integrations from a single cloud-based or on-premise solution.
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

Omni-Commerce and eCommerce Payments
ACI provides real-time, any-to-any payment capabilities globally in both card-present and card-not-present environments.
ACI Omni Commerce™ offers merchants a scalable, omnichannel payment processing platform with the flexibility to support in-store, online, and mobile payments, protected by advanced P2P encryption, tokenization, and fraud management capabilities.
ACI Secure eCommerce™ is a holistic platform that combines a powerful payments gateway, sophisticated real-time fraud prevention capabilities, advanced business intelligence tools, and access to an extensive global network of acquirers and alternative payment methods.

Fraud and Risk Management
ACI Fraud Management™ enables merchants, banks, and financial institutions to turn fraud and financial crime prevention into a competitive differentiator with a secure and seamless solution that protects customers’ digital channels and payments anytime, anywhere and maximizes business growth.
ACI Fraud Management for banking is powered by state-of-the-art machine learning and enables financial institutions to fight fraud and money laundering across the enterprise while meeting increasing regulatory and customer demand. The solution offers flexible deployment, unprecedented transaction processing and contextual risk analysis for authorized and unauthorized transactions.
ACI Fraud Management for merchants is a real-time, cloud-based managed service that uses advanced artificial intelligence (AI), machine learning and behavioral analytics to identify and assess inconsistent and unexpected patterns and behaviors. The solution automatically advises and alerts enterprises and merchants about potential threats or anomalies.

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

On Premise, On Demand, or Hybrid Software Delivery Options
Our software solutions are offered to customers through either a traditional term software license arrangement where the software is installed and operated on the customer premises or in a cloud environment, through an on-demand arrangement where the solution is maintained and delivered through the public cloud or ACI's private cloud via our global data centers, or a combination of the two based upon customers' unique needs. Solutions delivered through ACI’s on-demand cloud are available in either a single-tenant environment, known as a Software-as-a-Service (“SaaS”) offering, or in a multi-tenant environment, known as a Platform-as-a-Service (“PaaS”) offering. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of five years, or three years in the case of certain acquired SaaS and PaaS contracts.

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

Technology partners help us add value to our solutions and stay abreast of current market conditions and industry developments such as standards. Technology partners include organizations such as Diebold Nixdorf (“Diebold”), NCR Corporation (“NCR”), Visa, Mastercard, and SWIFT. In addition, ACI has membership in or participates in the relevant committees of several industry associations, such as the International Organization for Standardization (“ISO”), Accredited Standards Committee ("ASC") X9, ATM Industry Association ("ATMIA"), Financial Services, Nexo Standards, U.K. Cards Association, U.S. Payments Forum, and the PCI Security Standards Council. These partnerships provide direction as it relates to the specifications that are used in real-time payment standards, by card schemes, and, in some cases, by hardware vendors. These organizations typically look to ACI as a source of knowledge and experience that can inform their work to create and enhance standards. The partnerships provide us the opportunity to influence these standards with concepts and ideas that will benefit the market, our customers, and ACI.

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

We have alliances with our technology partners Amazon, HPE, IBM, Microsoft Corporation, and Oracle USA, Inc. (“Oracle”), whose industry-leading hardware, software, and cloud-based infrastructure services are utilized by and in delivery of ACI’s products. These partnerships allow us to understand developments in the partners’ technology and to utilize their expertise in topics like sizing, scalability, and performance testing.

Services
We offer our customers a wide range of professional services, including consultation, analysis, design, development, implementation, integration, testing, and project management. Our service professionals generally perform the majority of the work associated with implementing and integrating our software solutions. In addition, we work with a number of trained global and regional systems integration and services partners for staff augmentation and coordinated co-prime delivery where appropriate.

Product support services are available to customers after a solution has been installed and are based on the relevant product support category. An extensive team of support analysts are available to assist customers.

In addition, we provide education services to ACI customers to enhance and improve their understanding of our products. This learning is made available through the ACI Training Academy, which offers flexible, powerful training in multiple formats: self-paced eLearning, instructor-led courses and hands-on virtual training. Our interactive, self-paced eLearning is available on demand via our online learning management system. ACI instructor-led courses include both theory and practical sessions to allow students to work though real business scenarios and put their newly learned skills to use. This hands-on approach ensures that the knowledge is retained, and the student is more productive upon their return to the workplace. ACI also provides further, more in-depth technical courses that allow students to use practical labs to enhance what they have learned in the classroom. Training services are frequently a blended part of implementation services, enabling learning to occur in the right phase of the project lifecycle. Training from ACI Training Academy is available throughout the customer lifecycle to address ongoing or changing business needs. Depending on the products owned and course selected, training is conducted either at a dedicated education facility at one of ACI’s offices, online, on demand or at the customer site.

Customer Support
ACI provides our customers with product support that is available 24 hours a day, seven days a week. We offer our customers two support options:

Standard Customer Support. After implementation completion, we provide maintenance services to customers for a monthly product support fee. Maintenance services include:
•New product releases (major, minor and patches) for active products
•24-hour hotline for priority one (“P1”) problem resolutions
•Access to our online support portal (eSupport)
•Vendor-required mandates and updates
•Product documentation
Premium Customer Support. Under the premium customer support option, referred to as the Premium Customer Support Program and available at additional cost, customers are provided support beyond the standard offering. The services available may differ by product and are defined in the customer contract.

We provide new releases of our products on a periodic basis. New releases of our products, which often contain minor product enhancements, are typically provided at no additional fee for customers under standard customer support agreements. Agreements with our customers permit us to charge for substantial product enhancements that are not provided as part of the standard or premium customer support agreement.

Competition
The digital payments market is highly competitive and subject to rapid change. Competitive factors affecting the market for our solutions, products, and services include product features, price, availability of customer support, ease of implementation, product and company reputation, and a commitment to continued investment in research and development.

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

Key competitors by solution area include the following:
Issuing, Acquiring, and Real-Time Payments
The third-party software competitors for ACI’s Issuing, Acquiring, and Real-Time Payments solutions are Computer Sciences Corporation, Fidelity National Information Service, Inc. ("FIS"), Finastra, Fiserv, Inc. ("Fiserv"), NCR, OpenWay Group, and TSYS (Global Payments), as well as small, regionally-focused companies such as BPC Banking Technologies, CR2, Financial Software and Systems, Form3, HPS, Icon Solution, Lusis Payments Ltd., Opus Software Solutions Private Limited, PayEx Solutions AS, Renovite, RS2, and Volante Technologies. Primary digital payment processing competitors in this area include global entities such as Atos Origin S.A., Fiserv, Mastercard, SiNSYS, and Visa, as well as regional or country-specific processors.

Omni-Commerce Payments
Competitors for our ACI Omni-Commerce solution come from both third-party software and service providers as well as service organizations run by major banks. Third-party software and service competitors include Adyen, Aurus, Cybersource (Visa), First Data (Fiserv), FreedomPay, Ingenico Group, Modo Payments, NCR, Square, Inc., VeriFone Systems, Inc., Worldline, and Worldpay Inc. (FIS).

eCommerce Payments
Competitors for our ACI Secure eCommerce solution come from both third-party software and service providers, as well as service organizations run by major banks. Third-party software and service competitors include Adyen, Braintree (PayPal), Cybersource (Visa), First Data (Fiserv), GlobalCollect, Ingenico Group, NCR, Square, Inc., Tender Retail Inc., PPRO, StripeVeriFone Systems, Inc., and Worldpay Inc. (FIS).

Fraud Management
Principal competitors for our ACI Fraud Management solution are Accertify (American Express), BAE Systems, Cybersource (Visa), Fair Isaac Corporation (FICO), Featurespace, Feedzai, FIS, Fiserv, Forter, Fraugster, IBM, Kount, NICE LTD, Actimize LTD, Oracle, Riskified, SAS Institute, Inc., and Signifyd, as well as dozens of smaller companies focused on niches of this segment such as anti-money laundering.

Bill Payments
The principal competitors for our ACI Speedpay solution are Aliaswire Inc., CSG Systems International, Inc., FIS, Fiserv, Invoice Cloud, Inc., Jack Henry & Associates, Inc., Kubra Customer Interaction Management, Nelnet, Inc. and Affiliates, NIC, Paymentus Corp., PayNearMe, Repay, TouchNet Information Systems, Inc., Transact and Worldpay Inc. (FIS), as well as smaller vertical-specific providers.

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

Customers
We provide software products and solutions to our banks, intermediary, and merchants customers worldwide. Our biller products and solutions are sold in the United States. As of December 31, 2022, we serve more than 6,000 organizations, including 9 of the top 10 banks worldwide and 80,000+ merchants directly and through payment service providers, as measured by revenue, in 95+ countries on six continents. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2022, 2021, and 2020. One customer accounted for 10.1% and 13.8% of the Company's consolidated receivables balance as of December 31, 2022 and December 31, 2021, respectively.

Selling and Implementation
Our products are sold and supported directly and through distribution networks covering three geographic regions – the Americas, Europe/Middle East/Africa ("EMEA") and Asia Pacific. Each region has its own globally coordinated sales force, supplemented with local independent reseller and/or distributor networks. Our primary method of distribution is direct sales by employees assigned to specific target customer segments. We use distributors and referral partners to supplement our direct sales force in countries where it is more efficient and economical to do so.
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

Human Capital
As of December 31, 2022, we had 3,349 employees worldwide, with 1,516 employees in the Americas, 952 employees in Europe, the Middle East, and Africa ("EMEA"), and 881 employees in Asia Pacific. ACI emphasizes a diverse and inclusive workplace, with approximately 40 sites in over 30 countries. Globally, 34% of our employees are women. We are committed to ensuring employees feel safe and respected, regardless of race, color, age, gender, disability, minority, sexual orientation, or any other protected class. Employees have the ability to challenge themselves and continue to grow through various assignments, projects, and development programs. We strive to offer competitive salaries and benefits to all employees, and we continuously monitor salary ranges in our market areas.

Retention
Our voluntary regrettable turnover, or our turnover of high performers, through December 31, 2022 was 12%, which compares favorably to industry turnover rates. We are pleased with our retention and will continue to employ strategies to retain and engage our global employees.

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

Executive Officers of the Registrant
As of March 1, 2023, our executive officers, their ages, and their positions were as follows:

Name	Age	Position
Thomas W. Warsop, III	56	Interim President and Chief Executive Officer
Scott W. Behrens	51	Chief Financial Officer
Alessandro Silva	46	Chief Revenue Officer
Debbie Guerra	59	Chief Product Officer
Ram Puppala	53	Chief Technology and Operations Officer

Mr. Warsop was appointed Interim President and Chief Executive Officer on November 8, 2022. Mr. Warsop joined the ACI Board of Directors in June 2015 and became non-executive Chairman in June 2022. He has led various portfolio companies for several leading private equity firms since 2012, including One Call Care Management, York Risk Services Group, and The Warranty Group. He served as Group President at Fiserv, Inc., a provider of technology solutions to the financial industry, from 2007 to 2012. He served in various capacities at Electronic Data Systems for 17 years, including President of its Business Process Outsourcing unit in Asia Pacific, Vice President in the United Kingdom, and Vice President of Global Financial Services. He currently serves as President of the North Florida Chapter of the Juvenile Diabetes Research Foundation.

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

Mr. Silva was appointed as Executive Vice President and Chief Revenue Officer on May 6, 2022. Since joining ACI in 2021, Mr. Silva served as head of international markets and was responsible for driving commercial strategy and strengthening ACI’s sales and customer success capabilities in Latin America, Europe, Asia Pacific, Middle East and Africa. Prior to joining ACI, Mr. Silva held various sales and general manager roles in the U.S, Canada, Latin America and Europe, while working for Western Union, GE Capital, The Carlyle Group and Credicard. Mr. Silva is fluent in English, Spanish and Portuguese. He holds a bachelor’s degree in business administration from Universidade Mackenzie in São Paulo and a Master of Business Administration from USP-Universidade de São Paulo. He extended his education at INSEAD, the Harvard Business School and the University of Chicago Booth School of Business.

Ms. Guerra was appointed as Executive Vice President and Chief Product Officer on July 5, 2022. Ms. Guerra joined ACI in 2019 and is a seasoned payments industry executive with over three decades of experience spanning payments, fintech, consulting and IT services. Prior to joining ACI, Ms. Guerra led First Data’s small and midsize direct business and merchant portfolios in Brazil and the U.S. while also managing financial institution referral relationships. She also held senior leadership roles at Unisys and spent time as a management consultant with PricewaterhouseCoopers. Ms. Guerra is fluent in English, Portuguese and Spanish. She was one of the early female graduates of the United States Military Academy at West Point and holds a Bachelor of Science degree in engineering.

Mr. Puppala serves as Executive Vice President and Chief Technology Officer. Prior to joining ACI, Mr. Puppala served as Chief Digital Officer of Metropolitan Commercial Bank, where he led the digital payment product portfolio. Prior to that he served as Chief Technology Officer at State Street Global Exchange. He also served as Chief Information Officer for Technology and Customer Operations at Fiserv Investment Services and as Chief Technology Officer for Fiserv Global Payment Solutions. Earlier in his career, Mr. Puppala held technology leadership roles at FNSTAR, a company he helped found, and E*TRADE Financial Group. He began his career at Goldman Sachs before becoming a developer at AT&T. Mr. Puppala holds his Bachelor of Engineering, Computer Science and Technology, from the University of Pune and is completing his Executive MBA at the MIT Sloan School of Management.
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
The markets in which we compete are characterized by rapid change, frequent introduction of new products and services, evolving technologies and industry standards, intense competition, and increasing client expectations. We may not be successful in developing, marketing, or selling new products and services that meet these demands or achieve market acceptance. We must anticipate and respond to these changes in order to remain competitive within our relevant markets. There is no assurance that we will be able to maintain our current market share or customer base. We face intense competition in our businesses and we expect competition to remain intense in the future. We have many competitors that are significantly larger than us and have significantly greater financial, technical and marketing resources, have well-established relationships with our current or potential customers, advertise aggressively or beat us to the market with new products and services. In addition, some of our clients have chosen to develop key products in-house. As a result, we may compete against our existing and potential clients' in-house capabilities. Additionally, we expect that the markets in which we compete will continue to attract new competitors and new technologies. Increased competition in our markets could lead to price reductions, reduced profits, or loss of market share.

To compete successfully, we need to maintain a successful research and development effort. If we fail to enhance our current products and develop new products in response to changes in technology and industry standards, bring product enhancements or new product developments to market quickly enough, or accurately predict future changes in our customers’ needs and our competitors develop new technologies or products, our products could become less competitive or obsolete. In addition, the success of certain of our products and services rely, in part, on financial institutions, corporate, and other third parties to promote the use of our products and services by their customers. If we are unsuccessful in offering products or services that gain market acceptance and compete effectively, or if third parties insufficiently promote our products and services, it would likely have a material adverse effect on our ability to retain existing clients, to attract new ones, and to grow profitably.

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
Our senior management team has significant experience in the financial services industry. The loss of this leadership could have an adverse effect on our business, operating results and financial condition. Further, the loss of this leadership may have an adverse impact on senior management’s ability to provide effective oversight and strategic direction for all key functions within our company, which could impact our future business, operating results and financial condition.

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

During the global COVID-19 pandemic, a significant portion of our workforce worked mostly in a remote environment. While our employees have begun to transition back to the office, this remote environment has continued after the pandemic for some of our workforce in part or in full, and could impact the quality of our corporate culture. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employee talent, or to maintain a corporate culture that fosters innovation, creativity, and teamwork could harm our overall business and results of operations.

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

Failure to successfully complete divestitures or other restructuring activities could negatively affect our operations.
From time to time, we may divest of all or a portion of certain businesses. Divestitures involve risk, including, potential increased expense associated with the divestitures, and potential issues with the acquirers, customers or suppliers of the divested business, or products. Occasionally, we may wind down certain business activities and perform other organizational restructuring projects in an effort to reduce costs and streamline operations. For example, we divested our corporate online banking solutions related assets and liabilities to One Equity Partners on September 1, 2022. Divestiture activities involve risks as they may divert management's attention from our core businesses, increase expenses on a short‑term basis and lead to potential issues with employees or customers. If we do not complete these activities in a timely manner, or do not realize anticipated cost savings, synergies and efficiencies, business disruption occurs during or following such activities, or we incur unanticipated charges, this may negatively impact our business, financial condition, operating results, and cash flows.

We may experience difficulties implementing our strategy, and the strategy could prove unsuccessful in growing our business.
Our strategy focuses on investments in real-time payments, large sophisticated global merchants, and fast-growing emerging markets. Successfully implementing our strategy may present organizational and infrastructure challenges, and we may not be able to fully implement or realize the intended benefits of our strategy. Moving to a new business strategy may result in a loss of established efficiency, which may have a negative impact on our business. As we adjust, we also may need to bring on additional talent, which could prove difficult in a competitive job market, especially as remote working continues. The increased focus on opportunities for strategic mergers and acquisitions and research and development could result in financial difficulties and may not always be fruitful. We may also face an increased amount of competition as we attempt to expand and grow our business, which may negatively impact our financial results. In order for us to be successful as we enter and invest in emerging markets, these markets must continue to grow. However, this growth depends on a variety of factors that we are not always able to predict.

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
We derive a significant portion of our revenues from international operations and anticipate continuing to do so. As a result, we are subject to risks of conducting international operations. One of the principal risks associated with international operations is potentially adverse movements of foreign currency exchange rates. Revenues and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Our exposures resulting from fluctuations in foreign currency exchange rates may change over time as our business evolves and could have an adverse impact on our financial condition, cash flows and/or results of operations. We have not entered into any derivative instruments or hedging contracts to reduce exposure to adverse foreign currency changes.

Other potential risks include difficulties associated with staffing and management, competing with more established companies in international markets, reliance on independent distributors, longer payment cycles, potentially unfavorable changes to foreign tax rules, unfavorable trade treaties or tariffs, compliance with foreign regulatory requirements, effects of a variety of foreign laws and regulations, including restrictions on access to personal information, reduced protection of intellectual property rights, variability of foreign economic conditions, governmental currency controls, difficulties in enforcing our contracts in foreign jurisdictions, and general economic and political conditions in the countries where we sell our products and services. Some of our products may contain encrypted technology, the export of which is regulated by the United States government. Changes in U.S. and other applicable export laws and regulations restricting the export of software or encryption technology could result in delays or reductions in our shipments of products internationally. There can be no assurance that we will be able to successfully address these challenges.

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
The crisis in eastern Europe continues to be a challenge to global companies, including us. We have an office with 57 employees in Russia and a customer in Russia. The U.S. and other global governments have placed restrictions on how companies may transact with, and provide services or solutions to, parties in these regions, particularly Russia, Belarus and restricted areas in Ukraine. Because of these restrictions, we have augmented the services and solutions we provide to our customer in Russia and the manner in which we support our employees in Russia. These decisions, which we believe are in line with the approach of other companies in our industry, help us comply with our obligations under the various requirements in the U.S. and around the world. While it is difficult to estimate the impact on our business and financial position of our augmented operations with respect to businesses in Russia, Belarus and the restricted areas in Ukraine and the current or future sanctions, such changes could have adverse impacts on us in future periods. In addition, no assurances can be given that additional developments in the impacted regions, and responses thereto from the U.S. and other global governments, would not have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Products and Services
Global economic conditions could reduce the demand for our products and services or otherwise adversely impact our cash flows, operating results and financial condition.
For the foreseeable future, we expect to derive most of our revenue from products and services we provide to the banking and financial services industries. Given this focus, we are exposed to global economic conditions, and adverse economic trends that may accelerate the timing, or increase the impact of, risks to our financial performance.
The global electronic payments industry and the banking and financial services industries depend heavily upon the overall levels of consumer, business and government spending. Adverse economic conditions such as those caused by the global economic downturn, the Russia-Ukraine conflict, the COVID-19 pandemic, and the potential for disruptions in these industries as well as the general software sector could result in a decrease in consumers’ use of banking services and financial service providers resulting in significant decreases in the demand for our products and services which could adversely affect our business and operating results. A lessening demand in either the overall economy, the banking and financial services industry or the software sector could also result in the implementation by banks and related financial service providers of cost reduction measures or reduced capital spending resulting in longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition which could lead to a material decrease in our future revenues and earnings.

Our business may be negatively affected by domestic and global economic and credit conditions.
Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect, either directly or indirectly, the banking and financial services industries. Economic and credit conditions are influenced by a number of factors, including political conditions, consumer confidence, unemployment levels, interest rates, tax rates, commodity prices, and government actions to stimulate economic growth. The imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial, retail and hospitality industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices, among other things, have created a challenging and unpredictable environment in which to market our products and services across our different geographies and industries. A negative or unpredictable economic climate could create uncertainty or financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or to pay accounts receivable owed to us. Additionally, if customers respond to a negative or unpredictable economic climate by consolidation, it could reduce our base of potential customers.

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

Our business could be harmed if we fail to comply with privacy and cybersecurity regulations imposed on providers of services to financial institutions.
As a provider of services to financial institutions, we may be bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with applicable regulations, including the EU GDPR, CCPA, and other laws, we could be exposed to suits for breach of contract or to governmental or consumer claims, our customer relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new customers. Compliance with these and new laws could involve substantial expenses and divert resources from other initiatives and projects. More restrictive privacy laws adopted in the future could have an adverse impact on our business.

U.S. and other banking agencies have adopted or proposed enhanced cyber risk management standards that would apply to us and our financial institution clients and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states in the U.S. have adopted or proposed new privacy and cybersecurity laws targeting these issues. Legislation and regulations on cybersecurity, data privacy and data localization may compel us to need to modify our systems, invest in new systems or alter our business practices or our policies on data governance and privacy. These actions could significantly increase our operational costs.

Our risk management and information security programs are subject to oversight and periodic reviews by governmental agencies that regulate our business. In the event an examination of our information security and risk management functions results in adverse findings, such findings could be made public or communicated to our regulated financial institution customers, which could have a material adverse effect on us.

We are involved in investigations, lawsuits and other proceedings that are expensive, time-consuming and could seriously harm to our business.
We are involved in lawsuits, including class-action lawsuits, and government investigations relating to the conduct of our business. For example, in April 2021, ACH files associated with one of our mortgage servicing customers were inadvertently transmitted into the ACH network during a test of our payment processing system. We took immediate corrective action and issued reversing ACH files, restoring affected accounts. This incident gave rise to class action litigation as to which we reached a settlement with the lead plaintiff that is subject to final court approval. It also gave rise to state and federal investigations that are ongoing. See Legal Proceedings in Note 13, Commitments and Contingencies, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for a discussion of these matters.

Damage claims in lawsuits, and fines and penalties imposed by governmental agencies, can be substantial, and injunctive or other remedies imposed by governmental agencies can be costly to implement. Any litigation may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits or resolve government investigations on adverse terms. Any such negative outcomes could result in the payment of substantial monetary damages or penalties or require changes to our products or business practices that materially affect us. Even where the ultimate outcome of any such litigation or regulatory proceeding may be favorable, defending against claims and responding to regulatory proceedings is costly and can impose a significant burden on us.

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

Changes in tax laws and regulations could adversely affect our results of operations and cash flows from operations.
Our operations are subject to tax by federal, state, local, and international taxing jurisdictions. Changes in tax laws or their interpretations in our significant tax jurisdictions could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Additionally, future tax laws, regulations or guidance from the Internal Revenue Service, the Securities and Exchange Commission, or the Financial Accounting Standards Board could cause us to adjust current estimates in future periods, which could impact our earnings and have an adverse effect on our results of operations and cash flow.

The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we do business remain focused on the taxation of multinational corporations. The OECD, which represents a coalition of member countries, including the U.S., is contemplating changes to numerous longstanding tax principles, including ensuring all companies pay a global minimum tax and expanding taxing rights of market countries. Because the timing of implementation and the specific measures adopted will vary among participating countries, significant uncertainty remains regarding the impact of these initiatives and their implementation could adversely affect our business or financial results.

Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations, and financial condition.

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

Our stock price may be volatile.
No assurance can be given that operating results will not vary from quarter to quarter, and past performance may not accurately predict future performance. Any fluctuations in quarterly operating results may result in volatility in our stock price. Our stock price may also be volatile, in part, due to external factors such as speculation regarding potential transactions, announcements by third parties or competitors, inherent volatility in the technology sector, variability in demand from our existing customers, failure to meet the expectations of market analysts, the level of our operating expenses, changing market conditions in the software industry, and the global economic downturn. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the stock prices of many technology companies and financial services companies, and these fluctuations sometimes are unrelated to the operating performance of these companies. Broad market fluctuations, as well as industry-specific and general economic conditions may adversely affect the market price of our common stock.

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
Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2022. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness.
Although the agreements governing our credit facility and our 2026 Notes include restrictions on our ability to incur additional debt, those agreements do not prohibit us from incurring additional debt or pursuing other financing arrangements. As a result, the amount of additional debt and other obligations that we could incur could be substantial. Accordingly, to the extent permitted under our credit agreement or indenture, we could incur significant additional debt, liabilities or similar obligations in the future. In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

We may, from time to time, seek to opportunistically refinance, amend, reprice and/or otherwise replace any of our debt, obtain additional debt financing or enter into other financing arrangements, reduce or extend our debt, lower our interest payments or the cost of capital available to us under certain types of financing arrangements, or otherwise seek to improve our financial position or the terms of our debt or other financing agreements. These actions may include open market debt repurchases, negotiated repurchases, or other repayments, redemptions or retirements of our debt or other financing arrangements. The amount of debt that may be borrowed or issued, refinanced, and/or repurchased, repaid, redeemed or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with our debt covenants and other considerations. Any such actions could impact our financial condition or results of operations.

General Risk Factors
Our business and operating results could be adversely affected by events outside of our control, including natural disasters, wars and outbreaks of disease or other adverse public health developments.
We may be impacted by natural disasters, wars, and outbreaks of disease or other adverse public health developments such as the COVID-19 coronavirus outbreak. These events could cause disruptions or restrictions on us, our partners and customers, including restrictions on travel, temporary closure of facilities, and other restrictions. Such disruptions or restrictions may result in delays or losses of sales and delays in the development or implementation of our products. These events could also result in a decrease in consumers’ use of our customers’ services, further adversely affecting our business and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease office space in Coral Gables, Florida, for our principal executive headquarters. As of the end of 2022, we owned and leased a total of approximately 323,000 square feet of office and data center space in the United States and leased approximately 389,000 square feet of office and data center space outside the United States, primarily in India, the United Kingdom, Ireland, South Africa, Romania, and Singapore.

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

As of February 27, 2023, there were 245 holders of record of our common stock. A substantially greater number of shareholders hold our common stock in “street name”, or as beneficial holders whose shares are held in the name of banks, brokers, or other financial institutions.

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

Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2022 through October 31, 2022	935,736	$22.46	935,736	$104,357,000
November 1, 2022 through November 30, 2022	2,021,322	20.93	2,008,645	62,317,000
December 1, 2022 through December 31, 2022 (1) (2)	2,612,636	21.29	2,469,544	9,771,000
Total	5,569,694	$21.36	5,413,925

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plans, (the "2016 Incentive Plan" and "2020 Incentive Plan"), we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended December 31, 2022, 91,877 shares of RSUs vested. We withheld 32,146 of these RSUs to pay the employees’ portion of the applicable minimum payroll withholding taxes.

(2)Pursuant to our 2005 Equity and Performance Incentive Plan, as amended (the "2005 Incentive Plan"), we granted stock options. These awards have a term that may not exceed ten years and vesting is determined by the administrator of the plan. During the three months ended December 31, 2022, 152,691 stock options were exercised by means of net settlement. We withheld 123,623 of these stock options to pay the employees’ portion of the applicable minimum payroll withholding taxes and cover the respective exercise price.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. On December 1, 2021, the board approved the repurchase of the Company's common stock for up to $250.0 million, in place of the remaining purchase amounts previously authorized. As of December 31, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $9.8 million.

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
The graph above compares ACI Worldwide, Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index and the S&P MidCap 400 Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2017, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. This information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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

Our products are sold and supported directly and through distribution networks covering three geographic regions – the Americas, EMEA, and Asia Pacific. Each region has its own globally coordinated sales force, supplemented with local independent reseller and/or distributor networks. Our products and solutions are marketed under the ACI Worldwide brand and used globally by banks and intermediaries, merchants, and billers, such as third-party electronic payment processors, payment associations, switch interchanges and a wide range of transaction-generating endpoints, including ATMs, merchant POS terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites.

We derive a majority of our revenues from domestic operations and believe we have large opportunities for growth in international markets, as well as continued expansion domestically in the United States. We also continue to maintain centers of expertise in Timisoara, Romania, and Pune and Bangalore in India, as well as key operational centers such as in Cape Town, South Africa and in multiple locations in the United States.

Our business and operating results are influenced by trends such as information technology spending levels, the growth rate of digital payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry, as well as economic growth and purchasing habits.

Key trends that currently impact our strategies and operations include:
Increasing digital payment transaction volumes. The adoption of digital payments continues to accelerate, propelled by the digitization of cash, financial inclusion efforts of countries throughout the world, the Internet of Things, rapid growth of eCommerce and the adoption of real-time payments. COVID-19 further accelerated this growth as more people, governments, and businesses embraced digital payments - a change likely to continue. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume, through the sale of capacity upgrades to existing customers, and through the scalability of our platform-based solutions.

Adoption of real-time payments. Expectations from both consumers and businesses are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format, which is delivering greater value to banks and their customers. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth and new payment types. Mature markets, including India, the United Kingdom, Australia, Malaysia, Singapore, Thailand, and the Nordics, continue to accelerate innovation, especially in terms of overlay services and cross-border connectivity. The United States is driving real-time payments adoption through Zelle, TCH Real-Time Payments, and the planned FedNow service. We are seeing success with real-time payments in the Middle East as well, as they have started to renovate their payment systems from legacy payment types to the modern digital and real-time world. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard, Microsoft, and Mindgate Solutions continue to position us as a leader in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

Adoption of cloud technology. ACI has recognized the industry's technical inflection point in the transition from traditional on-premise infrastructure to the public cloud, and we are supporting our customers' cloud strategies. Public and private cloud technology innovations allow the financial services ecosystem to accelerate innovation and ensure scalability and resiliency while improving operating economics over time. As banks and intermediaries, merchants, and billers seek to transition their systems to make use of cloud technology, our investments and partnerships, as demonstrated by our product enablement and initial optimization onto Microsoft Azure, enable us to leverage those cloud technology benefits today and for the future while preserving ACI's fundamental base of performance, resiliency, and scalability.

Payments intelligence. fraud, and compliance. The accelerated adoption of real-time payments increases the urgency for industry-wide collaboration against fraud. As the threat of scams becomes a greater concern for emitting and receiving institutions, consumers are challenged with increased friction to prevent account take-over and criminals successfully persuading consumers to push transactions themselves, inadvertently, to mule accounts they have full control of, created with fake or synthetic identity, or simply "borrowed" with or without consent of the legit account holders. Regulators are beginning to litigate between consumers and financial institutions on the losses, and between emitting and receiving banks on the accountability for reimbursement. Banks and intermediaries, merchants, and billers are pursuing solutions to mitigate their risks while improving their customer experience, protecting their margins, and securing their revenue streams, especially with their new products and offerings. We continue to see opportunity for our advanced machine learning and network intelligence capabilities to stop criminals and enable frictionless legitimate business.

Omni-commerce. Shoppers are increasingly browsing, buying, and returning items across channels, including in-store, online, and mobile. COVID-19 accelerated this trend, leading to an increase in contactless payments, click and collect, and curbside collection. Merchants from all industries, including grocers, fuel and convenience stores, are being tasked with delivering seamless experiences that include pay-in-aisle, kiosks, mobile app payments, QR code payments, eCommerce, traditional and mobile POS, buy online pickup in-store (BOPIS) and buy online return in-store (BORIS). We believe there is significant opportunity to provide merchants with the tools to deliver a seamless, secure, personalized experience that creates loyalty and satisfaction, and drives conversion rates while protecting consumer data and preventing fraud.

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

Divestiture
On September 1, 2022, we sold our corporate online banking solutions related assets and liabilities to One Equity Partners ("OEP") for $100.1 million, including a preliminary net working capital adjustment. The sale included employees and customer contracts as well as technology assets and intellectual property.

For the year ended December 31, 2022, we recognized a gain of $38.5 million on the sale, which is recorded in other, net in the accompanying consolidated statements of operations. This gain is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of December 31, 2022; September 30, 2022; June 30, 2022; March 31, 2022; and December 31, 2021 (in millions). As a result of the divestiture, 60-month backlog decreased $170.1 million during the period ended September 30, 2022. Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Banks	$2,095	$2,038	$2,231	$2,282	$2,272
Merchants	810	772	762	772	754
Billers	3,390	3,267	3,179	3,128	3,084
Total	$6,295	$6,077	$6,172	$6,182	$6,110

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Committed	$2,338	$2,051	$2,089	$2,038	$2,095
Renewal	3,957	4,026	4,083	4,144	4,015
Total	$6,295	$6,077	$6,172	$6,182	$6,110

Estimates of future financial results require substantial judgment and are based on several assumptions, as described above. These assumptions may turn out to be inaccurate or wrong for reasons outside of management’s control. For example, our customers may attempt to renegotiate or terminate their contracts for many reasons, including mergers, changes in their financial condition, or general changes in economic conditions (e.g., economic declines resulting from COVID-19) in the customer’s industry or geographic location. We may also experience delays in the development or delivery of products or services specified in customer contracts, which may cause the actual renewal rates and amounts to differ from historical experiences. Changes in foreign currency exchange rates may also impact the amount of revenue recognized in future periods. Accordingly, there can be no assurance that amounts included in backlog estimates will generate the specified revenues or that the actual revenues will be generated within the corresponding 60-month period. Additionally, because certain components of Committed Backlog and all of Renewal Backlog estimates are operating metrics, the estimates are not required to be subject to the same level of internal review or controls as contracted but not recognized Committed Backlog.

Results of Operations
The following tables present the consolidated statements of operations, as well as the percentage relationship to total revenues of items included in our consolidated statements of operations (in thousands):

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	2022				2021
	Amount	% of Total Revenue	$ Change vs 2021	% Change vs 2021	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$802,880	57%	$28,538	4%	$774,342	57%
License	348,134	24%	28,267	9%	319,867	23%
Maintenance	200,045	14%	(10,454)	(5)%	210,499	15%
Services	70,842	5%	4,952	8%	65,890	5%
Total revenues	1,421,901	100%	51,303	4%	1,370,598	100%
Operating expenses:
Cost of revenue	696,071	49%	57,200	9%	638,871	47%
Research and development	146,311	10%	2,001	1%	144,310	11%
Selling and marketing	134,812	9%	8,273	7%	126,539	9%
General and administrative	114,194	8%	(9,607)	(8)%	123,801	9%
Depreciation and amortization	126,678	9%	(502)	—%	127,180	9%
Total operating expenses	1,218,066	85%	57,365	5%	1,160,701	85%
Operating income	203,835	15%	(6,062)	(3)%	209,897	15%
Other income (expense):
Interest expense	(53,193)	(4)%	(8,133)	18%	(45,060)	(3)%
Interest income	12,547	1%	1,025	9%	11,522	1%
Other, net	43,446	3%	44,740	(3,457)%	(1,294)	—%
Total other income (expense)	2,800	—%	37,632	(108)%	(34,832)	(2)%
Income before income taxes	206,635	15%	31,570	18%	175,065	13%
Income tax expense	64,458	5%	17,184	36%	47,274	3%
Net income	$142,177	10%	$14,386	11%	$127,791	10%

Revenues
Total revenue for the year ended December 31, 2022, increased $51.3 million, or 4%, as compared to the same period in 2021.
•The divestiture resulted in a $17.6 million decrease in total revenue for the year ended December 31, 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $19.1 million decrease in total revenue during the year ended December 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, total revenue for the year ended December 31, 2022, increased $88.0 million, or 7%, as compared to the same period in 2021.

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

SaaS and PaaS revenue increased $28.5 million, or 4%, during the year ended December 31, 2022, as compared to the same period in 2021.
•The divestiture resulted in a $10.6 million decrease in SaaS and PaaS revenue for the year ended December 31, 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $6.5 million decrease in SaaS and PaaS revenue during the year ended December 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, SaaS and PaaS revenue for the year ended December 31, 2022, increased $45.6 million, or 6%, as compared to the same period in 2021.
•The increase was primarily due to new customer go-lives and higher transaction volumes during the year ended December 31, 2022, as compared to the same period in 2021.

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

License revenue increased $28.3 million, or 9%, during the year ended December 31, 2022, as compared to the same period in 2021.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $4.1 million decrease in license revenue during the year ended December 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of foreign currency, license revenue for the year ended December 31, 2022, increased $32.5 million, or 10%, as compared to the same period in 2021.
•The increase in license revenue was primarily driven by renewal timing and relative size of license and capacity events during the year ended December 31, 2022, as compared to the same period in 2021.

Maintenance Revenue
Maintenance revenue includes standard, enhanced, and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $10.5 million, or 5%, during the year ended December 31, 2022, as compared to the same period in 2021.
•The divestiture resulted in a $3.5 million decrease in maintenance revenue for the year ended December 31, 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $6.8 million decrease in maintenance revenue during the year ended December 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, maintenance revenue for the year ended December 31, 2022, decreased $0.2 million as compared to the same period in 2021.

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

Services revenue increased $5.0 million, or 8%, during the year ended December 31, 2022, as compared to the same period in 2021.
•The divestiture resulted in a $3.5 million decrease in services revenue for the year ended December 31, 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.6 million decrease in services revenue during the year ended December 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, services revenue for the year ended December 31, 2022, increased $10.1 million, or 17%, as compared to the same period in 2021.
•The increase was primarily driven by the timing and magnitude of project-related work during the year ended December 31, 2022, as compared to the same period in 2021.

Operating Expenses
Total operating expenses for the year ended December 31, 2022, increased $57.4 million, or 5%, as compared to the same period in 2021.
•During the year ended December 31, 2022, there was a $8.8 million reduction in operating expenses related to the divestiture.
•Total operating expenses for the year ended December 31, 2022, included $5.8 million of European data center migration expenses, $3.0 million of divestiture transaction-related expenses, and $3.6 million of CEO transition expenses during the period. Total operating expenses for the year ended December 31, 2021, included $13.4 million of expense related to significant transactions and cost reduction strategies implemented during the period.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $17.9 million decrease in total operating expenses for the year ended December 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, total operating expenses for the year ended December 31, 2022, increased $84.9 million, or 8%, as compared to the same period in 2021.

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

Cost of revenue increased $57.2 million, or 9%, during the year ended December 31, 2022, as compared to the same period in 2021.
•During the year ended December 31, 2022, there was a $8.0 million reduction in cost of revenue related to the divestiture.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $7.0 million decrease in cost of revenue during the year ended December 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, cost of revenue increased $72.2 million, or 12%, for the year ended December 31, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher payment card interchange and processing fees and personnel and related expenses of $53.9 million and $23.8 million, respectively, partially offset by a decrease in software amortization expense of $5.5 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $2.0 million, or 1%, during the year ended December 31, 2022, as compared to the same period in 2021.
•During the year ended December 31, 2022, there was a $0.6 million reduction in R&D expense related to the divestiture.
•Total R&D expense for the year ended December 31, 2021 included $2.4 million of expense related to significant transactions and cost reduction strategies implemented during the period.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $3.5 million decrease in R&D expense during the year ended December 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, R&D expense increased $8.4 million, or 6%, during the year ended December 31, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher professional fees and personnel and related expenses of $6.8 million and $1.6 million, respectively.

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

Selling and marketing expense increased $8.3 million, or 7%, during the year ended December 31, 2022, as compared to the same period in 2021.
•During the year ended December 31, 2022, there was a $0.2 million reduction in selling and marketing expense related to the divestiture.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $3.8 million decrease in selling and marketing expense during the year ended December 31, 2022, as compared to the same period in 2021.
•Adjusted for the impact of the divestiture and foreign currency, selling and marketing expense increased $12.3 million, or 10%, for the year ended December 31, 2022, as compared to the same period in 2021.
•The increase was primarily due to higher personnel and related expenses and travel and entertainment expenses of $12.8 million and $2.7 million, respectively, partially offset by lower advertising and professional fees of $3.2 million.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $9.6 million, or 8%, during the year ended December 31, 2022, as compared to the same period in 2021.
•General and administrative expenses for the year ended December 31, 2022 included $5.8 million of European data center migration expenses, $3.0 million of divestiture transaction-related expenses, and $3.6 million of CEO transition expenses during the period. General and administrative expense for the year ended December 31, 2021 included $11.0 million of significant transaction-related expenses associated with cost reduction strategies implemented during the period.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.3 million decrease in general and administrative expense during the year ended December 31, 2022, as compared to the same period in 2021.

•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $8.7 million, or 8%, for the year ended December 31, 2022, as compared to the same period in 2021.
•The decrease was primarily due to lower professional and other legal fees and personnel and other related expenses of $8.2 million and $0.5 million, respectively.

Depreciation and Amortization
Depreciation and amortization decreased $0.5 million, during the year ended December 31, 2022, as compared to the same period in 2021.
Other Income and Expense
Interest expense for the year ended December 31, 2022, increased $8.1 million, or 18%, as compared to the same period in 2021, primarily due to higher interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the year ended December 31, 2022, increased $1.0 million, or 9%, as compared to the same period in 2021.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the year ended December 31, 2022, other, net also included a $38.5 million gain from the divestiture. Other, net was $43.4 million of income and $1.3 million of expense for the years ended December 31, 2022 and 2021, respectively.

Income Taxes
The effective tax rates for the years ended December 31, 2022 and 2021, were approximately 31% and 27%, respectively. Our effective tax rates vary from our federal statutory rates due to operating in multiple foreign countries where we apply foreign tax laws and rates which differ from those we apply to the income generated from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2022, effective rate was most impacted by our operations in Ireland and our December 31, 2021, effective tax rate was most impacted by our operations in Colombia, Ireland and Singapore.

Refer to Note 11, Income Taxes, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Prior Year Results
For discussion of the year ended December 31, 2021, compared to the year ended December 31, 2020, see Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021.
Segment Results
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

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021
Revenues
Banks	$638,585	$625,125
Merchants	153,905	152,988
Billers	629,411	592,485
Total revenue	$1,421,901	$1,370,598
Segment Adjusted EBITDA
Banks	$371,017	$372,949
Merchants	49,029	54,266
Billers	107,371	129,048
Depreciation and amortization	(127,328)	(133,393)
Stock-based compensation expense	(29,753)	(27,242)
Corporate and unallocated expenses	(166,501)	(185,731)
Interest, net	(40,646)	(33,538)
Other, net	43,446	(1,294)
Income before income taxes	$206,635	$175,065

The Banks Segments Adjusted EBITDA decreased $8.9 million due to the divestiture. Excluding the divestiture, Banks Segment Adjusted EBITDA increased $7.0 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to a $31.1 million increase in revenue, partially offset by a $24.2 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA decreased $5.2 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to a $6.1 million increase in cash operating expenses, partially offset by a $0.9 million increase in revenue.

Billers Segment Adjusted EBITDA decreased $21.7 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to a $53.9 million increase in interchange and processing fees, partially offset by a $36.9 million increase in revenue.

Prior Year Results
For discussion of 2021 compared to 2020, see Segment Results in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of December 31, 2022, we had $125.0 million of cash and cash equivalents, of which $38.9 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of December 31, 2022, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis differences related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of December 31, 2022.

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$124,981	$122,059
Availability under revolving credit facility	393,500	498,500
Total liquidity	$518,481	$620,559

The decrease in total liquidity is primarily attributable to $206.5 million of payments related to stock repurchases, partially offset by proceeds of $100.1 million from the divestiture.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of December 31, 2022, the full $75.0 million was available.

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

We repurchased 8,624,238 shares for $206.5 million under our stock repurchase program during the year ended December 31, 2022. Under the program to date, we have repurchased 57,981,733 shares for approximately $926.2 million. As of December 31, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $9.8 million.

On February 24, 2023, the Board of Directors approved $200.0 million for the stock repurchase program in place of the remaining purchase amounts previously authorized.

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

Cash Flows
The following table sets forth summary cash flow data for the periods indicated (in thousands).

	Years Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$143,381	$220,473
Investing activities	60,246	(45,368)
Financing activities	(171,060)	(256,878)

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
Cash flows provided by operating activities were $77.1 million lower for the year ended December 31, 2022, compared to the same period in 2021, due to the timing of working capital. Our current policy is to use our operating cash flow primarily for funding capital expenditures, lease payments, stock repurchases, and acquisitions.

Cash Flows from Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases and investments in capital and other assets, including strategic acquisitions, that support our growth.
During the year ended December 31, 2022, we received net proceeds of $100.1 million from the divestiture. In addition, we used cash of $39.9 million to purchase software, property, and equipment, as compared to $45.4 million during the same period in 2021.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.
During 2022, we used the proceeds from the divestiture to partially fund repayments of $85.4 million on the Term Loans and $12.1 million of other debt payments. In addition, we used $206.5 million to repurchase common stock and $7.0 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $105.0 million on the Revolving Credit Facility, proceeds of $8.2 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $26.8 million from settlement assets and liabilities due to processing timing. During 2021, we repaid a net $55.0 million on the Revolving Credit Facility, $39.0 million on the Term Loans and $15.2 million of other debt payments. In addition, we used $107.4 million to repurchase common stock, and we received proceeds of $12.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. We also used $14.8 million for the repurchase of stock-based compensation awards for tax withholdings and $37.8 million for settlement assets and liabilities due to processing timing.

Prior Year Results
For discussion of 2021 compared to 2020, see Liquidity and Capital Resources in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021.

Contractual Obligations
Our largest contractual obligations as of December 31, 2022, include the following:

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

Our SaaS-based and PaaS-based arrangements represent a single promise to provide continuous access to our software solutions and their processing capabilities in the form of a service through one of our data centers. These arrangements may include fixed and/or variable consideration. Fixed consideration is recognized over the term of the arrangement and variable consideration, which is a function of transaction volume or another usage-based measure, generally meets the allocation objective and revenue is recognized as the usage occurs.

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

Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets. As of December 31, 2022 and 2021, our intangible assets, excluding goodwill, net of accumulated amortization, were $228.7 million and $283.0 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from four to 20 years.

As of December 31, 2022 and 2021, our goodwill was $1.2 billion and $1.3 billion, respectively. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances, or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Banks, Merchants, and Billers, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Restricted share unit awards (“RSUs”) generally have requisite service periods of three years and may vest 100% upon the three-year anniversary or in equal increments quarterly or annually. Under each arrangement, RSUs are issued without direct cost to the employee on the vesting date. We estimate the fair value of RSUs based upon the market price of our stock on the date of grant. We recognize compensation expense for RSUs on a straight-line basis over the requisite service period.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2022. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at December 31, 2022, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.1 billion of debt outstanding at December 31, 2022, with $697.7 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 6.20% at December 31, 2022. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required consolidated financial statements and notes thereto are included in this annual report and are listed in Part IV, Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2022.

In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2022.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ACI Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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
March 1, 2023

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The other information required by this Item 10 is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 1, 2023 (the “2023 Proxy Statement“), under the sections entitled “Proposal 1 – Election of Directors,” “Information Regarding Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” Corporate Governance – Code of Business Conduct and Ethics,” and “Corporate Governance – Board Committees.”
ITEM 11. EXECUTIVE COMPENSATION
Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information included in the sections entitled “Information Regarding Security Ownership” in our 2023 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Equity Compensation Plan Information” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information included in the section entitled “Certain Relationships and Related Transactions” in our 2023 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2023 Proxy Statement is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2023 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ACI Worldwide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
March 1, 2023

We have served as the Company’s auditor since 2009.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$124,981	$122,059
Receivables, net of allowances of $3,779 and $2,861, respectively	403,781	320,405
Settlement assets	540,667	452,396
Prepaid expenses	28,010	24,698
Other current assets	17,366	17,876
Total current assets	1,114,805	937,434
Noncurrent assets
Accrued receivables, net	297,818	276,164
Property and equipment, net	52,499	63,050
Operating lease right-of-use assets	40,031	47,825
Software, net	129,109	157,782
Goodwill	1,226,026	1,280,226
Intangible assets, net	228,698	283,004
Deferred income taxes, net	53,738	50,778
Other noncurrent assets	67,171	62,478
TOTAL ASSETS	$3,209,895	$3,158,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,997	$41,312
Settlement liabilities	539,087	451,575
Employee compensation	45,289	51,379
Current portion of long-term debt	65,521	45,870
Deferred revenue	58,303	84,425
Other current liabilities	102,645	79,594
Total current liabilities	858,842	754,155
Noncurrent liabilities
Deferred revenue	23,233	25,925
Long-term debt	1,024,351	1,019,872
Deferred income taxes, net	40,371	36,122
Operating lease liabilities	33,910	43,346
Other noncurrent liabilities	36,001	34,544
Total liabilities	2,016,708	1,913,964
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2022 and 2021	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at December 31, 2022 and 2021	702	702
Additional paid-in capital	702,458	688,313
Retained earnings	1,273,458	1,131,281
Treasury stock, at cost, 32,456,227 and 24,795,009 shares at December 31, 2022 and 2021, respectively	(665,771)	(475,972)
Accumulated other comprehensive loss	(117,660)	(99,547)
Total stockholders’ equity	1,193,187	1,244,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,209,895	$3,158,741

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
Software as a service and platform as a service	$802,880	$774,342	$769,180
License	348,134	319,867	246,896
Maintenance	200,045	210,499	211,697
Services	70,842	65,890	66,549
Total revenues	1,421,901	1,370,598	1,294,322
Operating expenses
Cost of revenue (1)	696,071	638,871	622,459
Research and development	146,311	144,310	139,293
Selling and marketing	134,812	126,539	103,567
General and administrative	114,194	123,801	152,468
Depreciation and amortization	126,678	127,180	131,791
Total operating expenses	1,218,066	1,160,701	1,149,578
Operating income	203,835	209,897	144,744
Other income (expense)
Interest expense	(53,193)	(45,060)	(56,630)
Interest income	12,547	11,522	11,628
Other, net	43,446	(1,294)	(1,116)
Total other income (expense)	2,800	(34,832)	(46,118)
Income before income taxes	206,635	175,065	98,626
Income tax expense	64,458	47,274	25,966
Net income	$142,177	$127,791	$72,660
Income per common share
Basic	$1.25	$1.09	$0.62
Diluted	$1.24	$1.08	$0.62
Weighted average common shares outstanding
Basic	113,700	117,407	116,397
Diluted	114,238	118,647	118,079

(1)The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$142,177	$127,791	$72,660
Other comprehensive loss:
Foreign currency translation adjustments	(18,113)	(7,102)	(862)
Total other comprehensive loss	(18,113)	(7,102)	(862)
Comprehensive income	$124,064	$120,689	$71,798

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	$702	$667,658	$930,830	$(377,639)	$(91,583)	$1,129,968
Net income	—	—	72,660	—	—	72,660
Other comprehensive loss	—	—	—	—	(862)	(862)
Stock-based compensation	—	29,602	—	—	—	29,602
Shares issued and forfeited, net, under stock plans	—	(14,829)	—	30,507	—	15,678
Repurchase of 1,000,000 shares of common stock	—	—	—	(28,881)	—	(28,881)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(11,568)	—	(11,568)
Balance as of December 31, 2020	702	682,431	1,003,490	(387,581)	(92,445)	1,206,597
Net income	—	—	127,791	—	—	127,791
Other comprehensive loss	—	—	—	—	(7,102)	(7,102)
Stock-based compensation	—	27,242	—	—	—	27,242
Shares issued and forfeited, net, under stock plans	—	(21,360)	—	33,820	—	12,460
Repurchase of 3,000,000 shares of common stock	—	—	—	(107,378)	—	(107,378)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(14,833)	—	(14,833)
Balance as of December 31, 2021	702	688,313	1,131,281	(475,972)	(99,547)	1,244,777
Net income	—	—	142,177	—	—	142,177
Other comprehensive loss	—	—	—	—	(18,113)	(18,113)
Stock-based compensation	—	29,753	—	—	—	29,753
Shares issued and forfeited, net, under stock plans	—	(15,608)	—	23,721	—	8,113
Repurchase of 8,624,238 shares of common stock	—	—	—	(206,537)	—	(206,537)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(6,983)	—	(6,983)
Balance as of December 31, 2022	$702	$702,458	$1,273,458	$(665,771)	$(117,660)	$1,193,187

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$142,177	$127,791	$72,660
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	23,181	20,900	24,728
Amortization	104,147	112,493	115,588
Amortization of operating lease right-of-use assets	11,036	10,515	23,448
Amortization of deferred debt issuance costs	4,561	4,685	4,802
Deferred income taxes	1,603	3,733	3,349
Stock-based compensation expense	29,753	27,242	29,602
Gain on divestiture	(38,452)	—	—
Other	3,028	855	6,017
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(132,194)	(43,830)	8,793
Accounts payable	7,730	1,408	2,484
Accrued employee compensation	(3,161)	3,674	18,491
Deferred revenue	(2,977)	(17,332)	9,421
Other current and noncurrent assets and liabilities	(7,051)	(31,661)	(4,488)
Net cash flows from operating activities	143,381	220,473	314,895
Cash flows from investing activities:
Purchases of property and equipment	(13,103)	(20,582)	(17,804)
Purchases of software and distribution rights	(26,790)	(24,786)	(28,829)
Proceeds from divestiture	100,139	—	—
Other	—	—	15,934
Net cash flows from investing activities	60,246	(45,368)	(30,699)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,581	3,440	3,759
Proceeds from exercises of stock options	4,584	8,862	11,924
Repurchase of stock-based compensation awards for tax withholdings	(6,983)	(14,833)	(11,568)
Repurchase of common stock	(206,537)	(107,378)	(28,881)
Proceeds from revolving credit facility	180,000	35,000	30,000
Repayments of revolving credit facility	(75,000)	(90,000)	(214,000)
Repayments of term portion of credit agreement	(85,431)	(38,950)	(38,950)
Payments on or proceeds from other debt, net	(12,123)	(15,185)	(13,854)
Net increase (decrease) in settlement assets and liabilities	26,849	(37,834)	101,681
Net cash flows from financing activities	(171,060)	(256,878)	(159,889)
Effect of exchange rate fluctuations on cash	(2,037)	533	(57)
Net increase (decrease) in cash and cash equivalents	30,530	(81,240)	124,250
Cash and cash equivalents, including settlement deposits, beginning of period	184,142	265,382	141,132
Cash and cash equivalents, including settlement deposits, end of period	$214,672	$184,142	$265,382
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$124,981	$122,059	$165,374
Settlement deposits	89,691	62,083	100,008
Total cash and cash equivalents, including settlement deposits	$214,672	$184,142	$265,382
Supplemental cash flow information
Income taxes paid, net	$43,553	$46,166	$27,760
Interest paid	$48,526	$40,071	$51,991

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

Other Current Liabilities
Other current liabilities include the following (in thousands):

	December 31,
	2022	2021
Vendor financed licenses	$13,525	$12,521
Operating lease liabilities	11,218	11,518
Accrued interest	9,067	8,776
Royalties payable	3,726	4,102
Other	65,109	42,677
Total other current liabilities	$102,645	$79,594

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2022 and 2021, were $328.7 million and $272.8 million, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class. As of December 31, 2022 and 2021, net property and equipment consisted of the following (in thousands):

		December 31,
	Useful Lives	2022	2021
Computer and office equipment	3 - 5 years	$132,133	$127,352
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	34,159	34,460
Building and improvements	7 - 30 years	15,061	14,853
Furniture and fixtures	7 years	10,200	9,733
Land	Non-depreciable	1,785	1,785
Property and equipment, gross		193,338	188,183
Less: accumulated depreciation		(140,839)	(125,133)
Property and equipment, net		$52,499	$63,050

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

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $390.0 million and $419.0 million as of December 31, 2022 and 2021, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill and Other Intangibles
In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level using the discounted cash flow valuation model and allocates goodwill to these reporting units using a relative fair value approach. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. The Company has identified its reportable segments, Banks, Merchants, and Billers, as the reporting units.

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

Operational management, considering industry and company-specific historical and projected data, develops growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period, assuming a constant WACC and low, long-term growth rates. If, as per the quantitative test, the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is recognized for the difference, limited to the amount of goodwill recognized for the reporting unit. The calculated fair value substantially exceeded the current carrying value for all reporting units for all periods.

Changes in the carrying amount of goodwill attributable to each reporting unit during the year ended December 31, 2022 were as follows (in thousands):

	Banks	Merchants	Billers	Total
Balance, December 31, 2021	$725,903	$137,289	$417,034	$1,280,226
Divestiture (1)	(54,200)	—	—	(54,200)
Balance, December 31, 2022	$671,703	$137,289	$417,034	$1,226,026

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $17.9 million and $19.3 million, which is included in other noncurrent assets in the consolidated balance sheet as of December 31, 2022 and 2021, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	December 31,
	2022	2021
Billed receivables	$218,611	$162,479
Allowance for doubtful accounts	(3,779)	(2,861)
Billed receivables, net	214,832	159,618
Current accrued receivables, net	188,949	160,787
Long-term accrued receivables, net	297,818	276,164
Total accrued receivables, net	486,767	436,951
Total receivables, net	$701,599	$596,569

One customer accounted for 10.1% and 13.8% of the Company's consolidated receivables balance as of December 31, 2022 and 2021, respectively.

The Company maintains an allowance for doubtful accounts for expected future credit losses that is calculated based on historical experience, current economic trends, and expectations of near term economic trends. The Company regularly monitors its credit risk exposures in consolidated receivables.

The following reflects activity in the Company’s allowance for doubtful accounts receivable for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance, beginning of period	$(2,861)	$(3,912)	$(5,149)
Provision (increase) decrease	(1,496)	1,125	374
Amounts written off, net of recoveries	389	(82)	941
Foreign currency translation adjustments and other	189	8	(78)
Balance, end of period	$(3,779)	$(2,861)	$(3,912)

Provision increases recorded in general and administrative expense during the years ended December 31, 2022, and provision decreases recorded in general and administrative expense during the years ended December 31, 2021, and 2020, reflect adjustments in the allowance for doubtful accounts based upon collection experience, net of collection of customer-specific receivables that were previously reserved for as doubtful of collection.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2020	$129,413
Deferral of revenue	154,419
Recognition of deferred revenue	(171,530)
Foreign currency translation	(1,952)
Balance, December 31, 2021	110,350
Deferral of revenue	125,865
Recognition of deferred revenue	(128,700)
Divestiture	(21,581)
Foreign currency translation	(4,398)
Balance, December 31, 2022	$81,536

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

Revenue allocated to remaining performance obligations was $664.0 million as of December 31, 2022, of which the Company expects to recognize approximately 49% over the next 12 months and the remainder thereafter.

During the year ended December 31, 2022, the revenue recognized by the Company from performance obligations satisfied in previous periods was $39.1 million.

Costs to Obtain and Fulfill a Contract
The Company accounts for costs to obtain and fulfill its contracts in accordance with ASC 340-40.

The Company capitalizes certain of its sales commissions that meet the definition of incremental costs of obtaining a contract and for which the amortization period is greater than one year. The costs associated with those sales commissions are capitalized during the period in which the Company becomes obligated to pay the commissions and are amortized over the period in which the related products or services are transferred to the customer. As of December 31, 2022 and 2021, $1.5 million and $3.0 million of these costs are included in other current assets, respectively, and $14.5 million and $11.0 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company recognized $8.3 million and $5.2 million of sales commission expense, respectively, related to the amortization of these costs, which is included in selling and marketing expense on the consolidated statements of operations.

The Company capitalizes costs incurred to fulfill its contracts that: (1) relate directly to the arrangement, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the arrangement, and (3) are expected to be recovered through revenue generated under the arrangement. Contract fulfillment costs are expensed as the Company transfers the related services to the customer. As of December 31, 2022 and 2021, less than $0.1 million and $0.2 million of these costs are included in other current assets, and $9.7 million and $10.1 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. The amounts capitalized primarily relate to direct costs that enhance resources under the Company’s SaaS and PaaS arrangements. During the years ended December 31, 2022 and 2021, the Company recognized $3.1 million and $4.5 million of expense, respectively, related to the amortization of these costs, which is included in cost of revenue on the consolidated statements of operations.
3. Divestiture
Corporate Online Banking Solutions
On June 7, 2022, the Company announced a definitive agreement to divest its corporate online banking solutions related assets and liabilities to One Equity Partners ("OEP") for $100.1 million, including a preliminary net working capital adjustment. The sale included employees and customer contracts as well as technology assets and intellectual property and closed on September 1, 2022.

For the year ended December 31, 2022, the Company recognized a gain of $38.5 million on the sale, which is recorded in other, net on the consolidated statements of operations. This gain is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

The Company and OEP have also entered into a Transition Services Agreement ("TSA"), whereby the Company will continue to perform certain functions on OEP's behalf during a migration period not expected to exceed 18 months. The TSA is meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.
4. Debt
As of December 31, 2022, the Company had $105.0 million, $592.7 million and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $393.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% or (3) SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs plus 1% or (b) SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of December 31, 2022, was 6.20%.

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

Letter of Credit
On August 12, 2020, the Company and ACI Payments, Inc. entered into a standby letter of credit (the “Letter of Credit”), under the terms of the Credit Agreement, for $1.5 million. The Letter of Credit, currently effective through July 31, 2023, will automatically renew for successive one-year renewal terms unless Bank of America, N.A. provides written notice of its intent to terminate the agreement at least 90 days prior to the end of the remaining renewal term. The Letter of Credit reduces the maximum available borrowings under the Revolving Credit Facility to $498.5 million. Upon expiration of the Letter of Credit, maximum borrowings would return to $500.0 million.

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

Maturities on debt outstanding at December 31, 2022, are as follows (in thousands):

Fiscal Year Ending December 31,
2023	$69,906
2024	627,823
2025	—
2026	400,000
2027	—
Thereafter	—
Total	$1,097,729

The Revolving Credit Facility and 2026 Notes do not amortize. The Term Loans do amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of December 31, 2022, and at all times during the period, the Company was in compliance with its financial debt covenants.
Total debt is comprised of the following (in thousands):

	December 31,
	2022	2021
Term loans	$592,729	$678,160
Revolving credit facility	105,000	—
5.750% Senior Notes, due August 2026	400,000	400,000
Debt issuance costs	(7,857)	(12,418)
Total debt	1,089,872	1,065,742
Less: current portion of term loans	69,906	50,431
Less: current portion of debt issuance costs	(4,385)	(4,561)
Total long-term debt	$1,024,351	$1,019,872

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the consolidated balance sheet. As of December 31, 2022, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2021, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the consolidated statements of cash flows. During the year ended December 31, 2022, the Company financed certain multi-year license agreements for internal-use software for $10.7 million, with annual payments through April 2024. As of December 31, 2022, $9.3 million was outstanding under these and other license agreements previously entered into, of which $5.8 million and $3.5 million is included in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet. As of December 31, 2021, $2.9 million was outstanding, all of which is included in other current liabilities in the consolidated balance sheet.
5. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$454,171	$(325,062)	$129,109	$440,242	$(283,109)	$157,133
Software for resale	124,257	(124,257)	—	127,904	(127,255)	649
Total software	$578,428	$(449,319)	$129,109	$568,146	$(410,364)	$157,782

Software for internal use amortization expense recorded during the years ended December 31, 2022, 2021, and 2020, totaled $68.0 million, $69.3 million, and $70.0 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

Software for resale amortization expense recorded during the years ended December 31, 2022, 2021, and 2020, totaled $0.7 million, $6.2 million, and $8.5 million, respectively. These software amortization expense amounts are reflected in cost of revenue in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$444,749	$(219,057)	$225,692	$507,962	$(230,152)	$277,810
Trademarks and trade names	21,678	(18,672)	3,006	23,839	(18,645)	5,194
Total other intangible assets	$466,427	$(237,729)	$228,698	$531,801	$(248,797)	$283,004

Other intangible assets amortization expense recorded during the years ended December 31, 2022, 2021, and 2020, totaled $35.5 million, $37.0 million, and $37.1 million, respectively.

Based on capitalized intangible assets as of December 31, 2022, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2023	$55,003	$33,710
2024	36,258	29,318
2025	25,014	20,938
2026	9,859	20,938
2027	1,638	20,696
Thereafter	1,337	103,098
Total	$129,109	$228,698
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

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation expense related to the ESPP for the years ended December 31, 2022, 2021, and 2020, was approximately $0.6 million, $0.6 million, and $0.7 million, respectively.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2021	1,640,319	$18.42
Exercised	(406,230)	16.65
Expired	(12,870)	20.07
Outstanding, December 31, 2022	1,221,219	$19.00	2.69	$4,887,760
Exercisable, December 31, 2022	1,221,219	$19.00	2.69	$4,887,760

The Company did not grant stock options during the years ended December 31, 2022, 2021, and 2020. The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020, was $2.9 million, $11.4 million, and $19.5 million, respectively.

Long-term Incentive Program Performance Share Awards
During the year ended December 31, 2017, pursuant to the Company’s 2016 Incentive Plan, the Company granted long-term incentive program performance share awards (“LTIP performance shares”). These LTIP performance shares were earned based upon the achievement, over a specified period that must not be less than one year and was typically a three-year performance period, of performance goals related to (i) the compound annual growth over the performance period in the sales for the Company as determined by the Company, and (ii) the cumulative operating income or EBITDA over the performance period as determined by the Company. Up to 200% of the LTIP performance shares could be earned upon achievement of performance goals equal to or exceeding the maximum target levels for the performance goals over the performance period. On a quarterly basis, management evaluated the probability that the threshold performance goals would be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.

During the year ended December 31, 2021, the Company modified the performance target for the remaining outstanding long-term incentive program performance shares in consideration of the impact of the COVID-19 pandemic, resulting in additional stock-based compensation expense of approximately $0.4 million. There are no LTIP performance shares outstanding as of December 31, 2022.

Total Shareholder Return Awards
During the years ended December 31, 2022, 2021, and 2020, pursuant to the 2020 Plan and 2016 Incentive Plan, the Company granted total shareholder return awards (“TSRs”). TSRs are performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over a three-year performance period based on the grant date fair value.

A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	1,154,721	$40.10
Granted	520,020	42.99
Vested	(212,210)	45.86
Forfeited	(336,295)	41.62
Change in payout rate	(114,355)	45.92
Nonvested as of December 31, 2022	1,011,881	$39.21

During the year ended December 31, 2022, a total of 212,210 TSRs awards granted in fiscal 2019 vested and achieved a payout rate of 65% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 47,612 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the years ended December 31, 2022, 2021, and 2020, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected life (years)	3.1	2.8	2.8
Risk-free interest rate	1.5%	0.3%	0.5%
Volatility	40.0%	41.2%	31.4%
Expected dividend yield	—	—	—

Restricted Share Units
During the years ended December 31, 2022, 2021, and 2020, pursuant to the 2020 Plan and the 2016 Incentive Plan, the Company granted restricted share unit awards (“RSUs”). RSUs generally have requisite service periods of three years and may vest 100% upon the three-year anniversary or in equal increments quarterly or annually. RSUs granted to the board vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. Under each arrangement, RSUs are issued without direct cost to the employee on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock on the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.

A summary of nonvested RSUs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	946,151	$33.57
Granted	1,095,699	29.77
Vested	(534,759)	32.57
Forfeited	(323,067)	32.71
Nonvested as of December 31, 2022	1,184,024	$30.73

During the year ended December 31, 2022, a total of 534,759 RSUs vested. The Company withheld 164,853 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of December 31, 2022, there was unrecognized compensation expense of $24.9 million related to RSUs and $13.9 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.0 years and 1.9 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 during the years ended December 31, 2022, 2021, and 2020, of $29.8 million, $27.2 million, and $29.6 million, respectively, with corresponding tax benefits of $4.5 million, $3.9 million, and $5.4 million, respectively.
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

The Company repurchased 8,624,238 shares for $206.5 million under the program for the year ended December 31, 2022. Under the program to date, the Company has repurchased 57,981,733 shares for approximately $926.2 million. As of December 31, 2022, the maximum remaining amount authorized for purchase under the stock repurchase program was $9.8 million.

On February 24, 2023, the Board of Directors approved $200.0 million for the stock repurchase program in place of the remaining purchase amounts previously authorized.

In 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares (LTIP performance shares and TSRs), vesting of RSUs, and for issuances of common stock pursuant to the Company’s ESPP. Treasury shares issued by award type are as follows:

	Years Ended December 31,
	2022	2021	2020
Stock options	406,230	546,192	1,756,471
LTIP performance shares	—	10,457	668,240
TSRs	212,210	782,588	199,413
RSUs	534,759	522,618	431,504
ESPP	145,909	120,937	151,542
Total treasury shares issued	1,299,108	1,982,792	3,207,170
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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2022	2021	2020
Weighted average shares outstanding:
Basic weighted average shares outstanding	113,700	117,407	116,397
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	538	1,240	1,682
Diluted weighted average shares outstanding	114,238	118,647	118,079

The diluted earnings per share computation excludes 1.9 million, 1.3 million, and 1.5 million options to purchase shares, RSUs, and contingently issuable shares during the years ended December 31, 2022, 2021, and 2020, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2022 and 2021, was 108,068,828 and 115,730,046, respectively.
9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses and, for the year ended December 31, 2022, the $38.5 million gain on the divestiture. Other, net was $43.4 million of income for the year ended December 31, 2022 . Other, net was $1.3 million and $1.1 million of expense for the years ended December 31, 2021, and 2020, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues
Banks	$638,585	$625,125	$558,498
Merchants	153,905	152,988	149,342
Billers	629,411	592,485	586,482
Total revenue	$1,421,901	$1,370,598	$1,294,322
Segment Adjusted EBITDA
Banks	$371,017	$372,949	$331,445
Merchants	49,029	54,266	53,383
Billers	107,371	129,048	135,144
Depreciation and amortization	(127,328)	(133,393)	(140,316)
Stock-based compensation expense	(29,753)	(27,242)	(29,602)
Corporate and unallocated expenses	(166,501)	(185,731)	(205,310)
Interest, net	(40,646)	(33,538)	(45,002)
Other, net	43,446	(1,294)	(1,116)
Income before income taxes	$206,635	$175,065	$98,626

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$629,411	$629,411
Digital Business Banking	35,504	—	—	35,504
Merchant Payments	—	153,905	—	153,905
Fraud Management	47,421	—	—	47,421
Real-Time Payments	104,777	—	—	104,777
Issuing and Acquiring	450,883	—	—	450,883
Total	$638,585	$153,905	$629,411	$1,421,901

	Year Ended December 31, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$592,485	$592,485
Digital Business Banking	60,398	—	—	60,398
Merchant Payments	—	152,988	—	152,988
Fraud Management	43,704	—	—	43,704
Real-Time Payments	77,922	—	—	77,922
Issuing and Acquiring	443,101	—	—	443,101
Total	$625,125	$152,988	$592,485	$1,370,598

	Year Ended December 31, 2020
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$586,482	$586,482
Digital Business Banking	75,475	—	—	75,475
Merchant Payments	—	149,342	—	149,342
Fraud Management	32,942	—	—	32,942
Real-Time Payments	80,654	—	—	80,654
Issuing and Acquiring	369,427	—	—	369,427
Total	$558,498	$149,342	$586,482	$1,294,322
As discussed in Note 3, Divestiture, the Company divested its corporate online banking solution assets, which were included in the Digital Business Banking solution category.

The following is revenue by the Company's reportable segments for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Banks
Software as a service and platform as a service	$48,932	$57,339	$69,254
License	336,028	310,758	232,143
Maintenance	184,017	193,332	194,400
Services	69,608	63,696	62,701
Total	$638,585	$625,125	$558,498
Merchants
Software as a service and platform as a service	$124,631	$124,933	$113,854
License	12,106	9,015	14,659
Maintenance	15,934	16,846	16,981
Services	1,234	2,194	3,848
Total	$153,905	$152,988	$149,342
Billers
Software as a service and platform as a service	$629,317	$592,070	$586,072
License	—	94	94
Maintenance	94	321	316
Services	—	—	—
Total	$629,411	$592,485	$586,482

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue
United States	$851,712	$869,081	$830,511
Other	570,189	501,517	463,811
Total	$1,421,901	$1,370,598	$1,294,322

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	December 31,
	2022	2021
Long-lived Assets
United States	$1,286,505	$1,425,391
Other	754,847	745,138
Total	$2,041,352	$2,170,529

No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2022, 2021, and 2020. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2022, 2021, and 2020.

11. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$(11,751)	$69,817	$19,405
Foreign	218,386	105,248	79,221
Total	$206,635	$175,065	$98,626

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Federal
Current	$7,064	$3,994	$(2,683)
Deferred	(353)	6,067	(3,477)
Total	6,711	10,061	(6,160)
State
Current	7,993	7,592	2,514
Deferred	(3,500)	(1,498)	(1,758)
Total	4,493	6,094	756
Foreign
Current	47,798	31,955	22,786
Deferred	5,456	(836)	8,584
Total	53,254	31,119	31,370
Total	$64,458	$47,274	$25,966

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Tax expense at federal rate of 21%	$43,393	$36,764	$20,711
State income taxes, net of federal benefit	2,351	4,816	321
Change in valuation allowance	71	1,228	2,459
Foreign tax rate differential	(12,949)	(5,376)	(1,809)
Unrecognized tax benefit increase (decrease)	2,039	858	(4,405)
Tax effect of foreign operations	15,336	16,151	11,373
Tax benefit of research & development	(3,365)	(4,123)	(2,173)
Performance-based compensation	2,266	(1,887)	(2,624)
Tax effect of divestiture	14,522	—	—
Other	794	(1,157)	2,113
Income tax provision	$64,458	$47,274	$25,966

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the three years reported are Ireland, Singapore, and the United Kingdom.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$16,763	$18,826
Tax credits	18,497	37,672
Compensation	15,272	17,133
Deferred revenue	10,168	16,333
Operating lease	10,202	10,236
Capitalized research and development	23,891	—
Other	9,533	9,988
Gross deferred income tax assets	104,326	110,188
Less: valuation allowance	(11,384)	(11,324)
Net deferred income tax assets	$92,942	$98,864
Deferred income tax liabilities:
Depreciation and amortization	$(33,692)	$(41,465)
Operating lease right-of-use asset	(8,885)	(8,791)
Unbilled revenue	(9,566)	(15,596)
Withholding tax liability	(27,432)	(18,356)
Total deferred income tax liabilities	(79,575)	(84,208)
Net deferred income taxes	$13,367	$14,656
Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset – noncurrent	$53,738	$50,778
Deferred income tax liability – noncurrent	(40,371)	(36,122)
Net deferred income taxes	$13,367	$14,656

The deferred tax asset and liabilities disclosure above reflects a $18.4 million withholding tax liability reclass for the year ended December 31, 2021. Prior year reported $18.4 million related to withholding tax liability as Tax credits within the deferred tax asset section. This amount is now reported separately within the deferred tax liability section.

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

At December 31, 2022, the Company had domestic federal tax net operating losses (“NOLs”) of $53.2 million, of which $2.9 million may be utilized over an indefinite life, with the remainder beginning to expire in 2023. The Company had deferred tax assets equal to $0.7 million related to domestic state tax NOLs which will begin to expire in 2023. The Company does not have any valuation allowance against the federal tax NOLs but has provided a $0.6 million valuation allowance against the deferred tax asset associated with the state NOLs. The Company had foreign tax NOLs of $17.3 million, of which $17.0 million may be utilized over an indefinite life, with the remainder expiring over the next seven years. The Company has provided a $0.1 million valuation allowance against the deferred tax asset associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2022, of $2.1 million, for which a $2.1 million valuation allowance has been provided. The U.S. foreign tax credits will begin to expire in 2027. The Company had foreign tax credit carryforwards in other foreign jurisdictions at December 31, 2022, of $2.3 million, of which $1.2 million may be utilized over an indefinite life, with the remainder expiring over the next seven years. The Company has provided a $1.2 million valuation allowance against the tax benefit associated with these foreign credits. The Company also has domestic federal and state general business tax credit carryforwards at December 31, 2022, of $20.5 million and $0.7 million, respectively, which will begin to expire in 2023.

The Company has not provided deferred taxes on $37.8 million of unremitted earnings of its Indian subsidiaries that are considered permanently reinvested. The company has not estimated the deferred tax liability on these earnings as such estimation is not practicable to determine or is immaterial to the financial statements. As of December 31, 2022, deferred taxes for non-United States withholding and other taxes were provided on $26.1 million of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2022 and 2021, we have recorded a deferred tax liability of $1.3 million and $1.5 million, respectively, related to these non-United States earnings that may be remitted.

The unrecognized tax benefit at December 31, 2022 and 2021, was $26.4 million and $24.5 million, respectively, of which $19.9 million and $16.9 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheets. Of the total unrecognized tax benefit amounts at December 31, 2022 and 2021, $25.0 million and $23.5 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in the respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Balance of unrecognized tax benefits at beginning of year	$24,510	$24,310	$29,000
Increases for tax positions of prior years	2,349	1,533	4,219
Decreases for tax positions of prior years	(3,659)	(65)	—
Increases for tax positions established for the current period	9,320	2,272	3,912
Decreases for settlements with taxing authorities	(63)	(620)	(285)
Reductions resulting from lapse of applicable statute of limitation	(5,833)	(2,876)	(12,630)
Adjustment resulting from foreign currency translation	(216)	(44)	94
Balance of unrecognized tax benefits at end of year	$26,408	$24,510	$24,310

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The United States, Ireland, and the United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the United States, the Company’s federal tax return for years following 2018 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2005 and 2021.

The Company’s Indian income tax returns covering fiscal years ended March 31, 2005, 2014, 2016 through 2018, and 2020 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $4.6 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2022 and 2021, $0.6 million and $1.1 million, respectively, is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties expense (benefit) recorded in the statements of operations for the years ended December 31, 2022, 2021, and 2020, was $(0.5) million, $(0.1) million, and $0.1 million, respectively.

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

The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$12,506	$12,369	$25,148
Variable lease cost	2,771	3,140	3,588
Sublease income	—	—	(134)
Total lease cost	$15,277	$15,509	$28,602

Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,020	$19,623	$18,827
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$7,693	$20,944	$11,431

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	$40,031	$47,825
Liabilities:
Other current liabilities	$11,218	$11,518
Operating lease liabilities	33,910	43,346
Total operating lease liabilities	$45,128	$54,864
Weighted average remaining operating lease term (years)	5.53	7.04
Weighted average operating lease discount rate	3.21%	3.22%

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

Maturities on lease liabilities as of December 31, 2022, are as follows (in thousands):

Fiscal Year Ending December 31,
2023	$12,565
2024	9,460
2025	7,333
2026	5,450
2027	4,586
Thereafter	9,645
Total lease payments	49,039
Less: imputed interest	3,911
Total lease liability	$45,128
As of December 31, 2022, the Company has additional operating leases for office facilities that have not yet commenced with minimum lease payments of $0.6 million. These operating leases will commence in fiscal year 2023 with lease terms of one year to three years.
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

Pending and Threatened Legal Proceedings
In April 2021, ACH files associated with one of the Company's mortgage servicing customers were inadvertently transmitted into the ACH network during a test of the Company's payment processing system. The Company took immediate correction action and issued reversing ACH files, restoring affected accounts.

The Company was named as a defendant in seven class action lawsuits filed in various federal courts purportedly on behalf of consumers whose mortgage accounts were affected by the inadvertent ACH file transmission. The Company entered into an agreement, which is subject to final court approval and other conditions, to settle these lawsuits for the Company's establishment of a $5.0 million fund out of which payments would be made to class members and the Company's payment of attorneys’ fees and administrative costs, plus additional funds totaling $1.5 million that could be required to be established under certain circumstances. There can be no assurance that the conditions to settlement will be satisfied, in which event the class action litigation could proceed.

The inadvertent ACH file transmission also gave rise to investigations by the U.S. Consumer Financial Protection Bureau (the "CFPB") and state attorneys general in 49 states, the District of Columbia, and certain U.S. territories as well as money transmission regulators in 46 states, the District of Columbia, and certain U.S. territories. A lead group of attorneys general and regulatory representatives of nine states have led the state investigations of the matter. The Company has cooperated with the CFPB and state authorities, including furnishing documents and information to them. There can be no assurance that the matters will be resolved without litigation, and the matters could result in the impositions of material penalties and damages as well as burdensome and costly remedies.

The Company has asserted claims for insurance coverage with respect to potential losses associated with the inadvertent ACH file transmission. There is no assurance as to the amount of insurance that may be available or its effect on the availability or cost of insurance in the future.

The Company is from time to time subject to other claims, litigation and investigations. While we believe that none of the currently pending matters is reasonably likely to have material adverse effect on us, there can be no assurance with respect thereto or future matters.
14. Employee Benefit Plans
The Company offers various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $13.4 million, $13.0 million, and $13.5 million during the years ended December 31, 2022, 2021, and 2020, respectively.

ACI 401(k) Plan
The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 75% of their annual eligible compensation up to a maximum of $20,500 (for employees who are under the age of 50 on December 31, 2022) or a maximum of $27,000 (for employees aged 50 or older on December 31, 2022). After one year of service, the Company matches 100% of the first 4% of eligible participant contributions and 50% of the next 4% of eligible participant contributions, not to exceed $5,000 per employee annually. Company contributions charged to expense were $6.2 million, $6.0 million, and $6.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme
The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 or from 6% to 10% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense were $1.6 million, $1.6 million, and $1.5 million, during the years ended December 31, 2022, 2021, and 2020, respectively.

EXHIBIT INDEX

Exhibit No.		Description
3.01	(1)	2013 Amended and Restated Certificate of Incorporation of the Company
3.02	(2)	Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
4.02	(4)	Indenture, dated as of August 21, 2018, among ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee
4.03		Form of 5.750% Senior Notes due 2026 (Included as Exhibit A to Exhibit 4.02)
4.04		Description of Securities
10.01	(5)*	ACI Worldwide, Inc. 2017 Employee Stock Purchase Plan
10.02	(6)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended
10.03	(7)*	Form of Indemnification Agreement between the Company and certain officers, including executive officers
10.04	(8)*	ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan
10.05	(9)*	Amended and Restated Deferred Compensation Plan
10.06	(10)	Amended and Restated Credit Agreement, dated February 24, 2017, by and among ACI Worldwide, Inc., Bank of America, N.A. and the lenders that are party thereto
10.07	(11)*	ACI Worldwide, Inc. 2016 Equity and Performance Incentive Plan
10.08	(12)*	Form of 2016 Restricted Share Unit Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.09	(13)*	Form of 2016 Performance Share Award Agreement (rTSR Performance Share Awards)
10.10	(14)	Amendment Agreement to the Amended and Restated Credit Agreement, dated April 5, 2019
10.11	(15)*	Form of Change in Control Employment Agreement between ACI Worldwide, Inc. and certain officers, including executive officers
10.12	(16)*	Form of 2015 Nonqualified Stock Option Agreement - Employee for the Company's 2005 Equity and Performance Incentive Plan, as amended
10.13	(17)*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan, as amended
10.14	(18)*	ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan
10.15	(19)*	Form of Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.16	(20)*	Form of Performance Share Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.17	(21)*	Form of Director Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.18	(22)*	Severance Agreement between the Company and Odilon Almeida*
10.19		Transition Services Agreement between the Company and Odilon Almeida*
10.20		Interim CEO Letter Agreement*
10.21		Special Advisor Assignment Letter between the Company and Jeremy Wilmot*
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) – Deloitte & Touche LLP
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 17, 2017.
(2)Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K/A filed April 1, 2022.
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
(13)Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed March 8, 2019.
(14)Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 11, 2019.
(15)Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed February 20, 2020.
(16)Incorporated herein by reference to Exhibit 10.03 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(17)Incorporated herein by reference to Exhibit 10.04 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(18)Incorporated herein by reference to Appendix A to the registrant's definitive proxy statement on Schedule 14A (Commission File No. 000-25346) filed April 24, 2020.
(19)Incorporated herein by reference to Exhibit 10.06 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2020.
(20)Incorporated herein by reference to Exhibit 10.07 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2020.
(21)Incorporated herein by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K filed June 8, 2021.
(22)Incorporated herein by reference to Exhibit 10.01 to the registrant's current report on Form 8-K filed April 19, 2022.
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

ACI WORLDWIDE, INC. (Registrant)

Date: March 1, 2023	By:	/s/ THOMAS W. WARSOP, III
Thomas W. Warsop, III
Interim President, Interim Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ THOMAS W. WARSOP, III	Interim President, Interim Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2023
Thomas W. Warsop, III

/S/ SCOTT W. BEHRENS	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)	March 1, 2023
Scott W. Behrens

/S/ ADALIO T. SANCHEZ	Chairman of the Board and Director	March 1, 2023
Adalio T. Sanchez

/S/ JANET O. ESTEP	Director	March 1, 2023
Janet O. Estep

/S/ JAMES C. HALE	Director	March 1, 2023
James C. Hale

/S/ MARY HARMAN	Director	March 1, 2023
Mary Harman

/S/ DIDIER R. LAMOUCHE	Director	March 1, 2023
Didier R. Lamouche

/S/ CHARLES E. PETERS, JR	Director	March 1, 2023
Charles E. Peters, JR

/S/ SAMIR ZABANEH	Director	March 1, 2023
Samir Zabaneh