Form 10-Q
period 2023-03-31
ACI WORLDWIDE, INC.
filed 2023-05-04
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 2, 2023, there were 108,322,311 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$142,412	$124,981
Receivables, net of allowances of $3,179 and $3,779, respectively	342,765	403,781
Settlement assets	413,343	540,667
Prepaid expenses	34,017	28,010
Other current assets	21,499	17,366
Total current assets	954,036	1,114,805
Noncurrent assets
Accrued receivables, net	270,332	297,818
Property and equipment, net	48,327	52,499
Operating lease right-of-use assets	38,374	40,031
Software, net	119,801	129,109
Goodwill	1,226,026	1,226,026
Intangible assets, net	220,540	228,698
Deferred income taxes, net	63,345	53,738
Other noncurrent assets	66,020	67,171
TOTAL ASSETS	$3,006,801	$3,209,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,170	$47,997
Settlement liabilities	412,800	539,087
Employee compensation	29,834	45,289
Current portion of long-term debt	70,443	65,521
Deferred revenue	69,999	58,303
Other current liabilities	70,664	102,645
Total current liabilities	700,910	858,842
Noncurrent liabilities
Deferred revenue	21,639	23,233
Long-term debt	1,010,938	1,024,351
Deferred income taxes, net	38,679	40,371
Operating lease liabilities	32,026	33,910
Other noncurrent liabilities	34,982	36,001
Total liabilities	1,839,174	2,016,708
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2023, and December 31, 2022	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2023, and December 31, 2022	702	702
Additional paid-in capital	701,040	702,458
Retained earnings	1,241,150	1,273,458
Treasury stock, at cost, 32,202,744 and 32,456,227 shares at March 31, 2023, and December 31, 2022, respectively	(661,223)	(665,771)
Accumulated other comprehensive loss	(114,042)	(117,660)
Total stockholders’ equity	1,167,627	1,193,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,006,801	$3,209,895
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Software as a service and platform as a service	$204,930	$194,562
License	18,331	60,285
Maintenance	50,103	51,418
Services	16,312	16,815
Total revenues	289,676	323,080
Operating expenses
Cost of revenue (1)	178,554	166,286
Research and development	37,118	37,807
Selling and marketing	35,435	34,608
General and administrative	31,382	25,875
Depreciation and amortization	31,539	30,838
Total operating expenses	314,028	295,414
Operating income (loss)	(24,352)	27,666
Other income (expense)
Interest expense	(18,892)	(10,894)
Interest income	3,505	3,159
Other, net	(3,395)	2,250
Total other income (expense)	(18,782)	(5,485)
Income (loss) before income taxes	(43,134)	22,181
Income tax expense (benefit)	(10,826)	6,691
Net income (loss)	$(32,308)	$15,490
Income (loss) per common share
Basic	$(0.30)	$0.13
Diluted	$(0.30)	$0.13
Weighted average common shares outstanding
Basic	108,156	115,287
Diluted	108,156	116,098

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(32,308)	$15,490
Other comprehensive income (loss):
Foreign currency translation adjustments	3,618	(2,100)
Total other comprehensive income (loss)	3,618	(2,100)
Comprehensive income (loss)	$(28,690)	$13,390

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2022	$702	$702,458	$1,273,458	$(665,771)	$(117,660)	$1,193,187
Net loss	—	—	(32,308)	—	—	(32,308)
Other comprehensive income	—	—	—	—	3,618	3,618
Stock-based compensation	—	5,301	—	—	—	5,301
Shares issued and forfeited, net, under stock plans	—	(6,719)	—	7,549	—	830
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,001)	—	(3,001)
Balance as of March 31, 2023	$702	$701,040	$1,241,150	$(661,223)	$(114,042)	$1,167,627

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	$702	$688,313	$1,131,281	$(475,972)	$(99,547)	$1,244,777
Net income	—	—	15,490	—	—	15,490
Other comprehensive loss	—	—	—	—	(2,100)	(2,100)
Stock-based compensation	—	7,958	—	—	—	7,958
Shares issued and forfeited, net, under stock plans	—	(10,917)	—	12,856	—	1,939
Repurchase of 1,131,248 shares of common stock	—	—	—	(37,860)	—	(37,860)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,537)	—	(5,537)
Balance as of March 31, 2022	$702	$685,354	$1,146,771	$(506,513)	$(101,647)	$1,224,667
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(32,308)	$15,490
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	6,131	4,981
Amortization	25,408	26,508
Amortization of operating lease right-of-use assets	2,767	2,716
Amortization of deferred debt issuance costs	1,115	1,153
Deferred income taxes	(10,382)	(3,367)
Stock-based compensation expense	5,301	7,958
Other	(290)	601
Changes in operating assets and liabilities:
Receivables	88,960	9,660
Accounts payable	(1,308)	(2,748)
Accrued employee compensation	(15,593)	(19,138)
Deferred revenue	10,202	9,949
Other current and noncurrent assets and liabilities	(39,935)	(24,889)
Net cash flows from operating activities	40,068	28,874
Cash flows from investing activities:
Purchases of property and equipment	(2,258)	(2,280)
Purchases of software and distribution rights	(6,481)	(6,207)
Net cash flows from investing activities	(8,739)	(8,487)
Cash flows from financing activities:
Proceeds from issuance of common stock	707	906
Proceeds from exercises of stock options	78	1,022
Repurchase of stock-based compensation awards for tax withholdings	(3,001)	(5,537)
Repurchases of common stock	—	(37,860)
Proceeds from revolving credit facility	50,000	40,000
Repayment of revolving credit facility	(45,000)	(10,000)
Repayment of term portion of credit agreement	(14,606)	(9,738)
Payments on or proceeds from other debt, net	(5,670)	(4,186)
Net decrease in settlement assets and liabilities	(2,834)	(605)
Net cash flows from financing activities	(20,326)	(25,998)
Effect of exchange rate fluctuations on cash	2,557	(2,464)
Net increase (decrease) in cash and cash equivalents	13,560	(8,075)
Cash and cash equivalents, including settlement deposits, beginning of period	214,672	184,142
Cash and cash equivalents, including settlement deposits, end of period	$228,232	$176,067
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$142,412	$114,754
Settlement deposits	85,820	61,313
Total cash and cash equivalents, including settlement deposits	$228,232	$176,067
Supplemental cash flow information
Income taxes paid	$17,268	$8,418
Interest paid	$23,403	$15,492
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2022, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 1, 2023. Results for the three months ended March 31, 2023, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities	$11,049	$11,218
Vendor financed licenses	9,418	13,525
Accrued interest	3,370	9,067
Royalties payable	2,696	3,726
Other	44,131	65,109
Total other current liabilities	$70,664	$102,645

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2023, and December 31, 2022, was $300.6 million and $328.7 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $399.0 million and $390.0 million as of March 31, 2023, and December 31, 2022, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, Banks, Merchants, and Billers, as the reporting units. As of March 31, 2023, the Company's goodwill balance of $1.2 billion was allocated $671.7 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon the October 1, 2022, annual impairment test and there have been no indications of impairment in the subsequent periods.

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.0 million and $17.9 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of March 31, 2023, and December 31, 2022, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Billed receivables	$153,420	$218,611
Allowance for doubtful accounts	(3,179)	(3,779)
Billed receivables, net	150,241	214,832
Current accrued receivables, net	192,524	188,949
Long-term accrued receivables, net	270,332	297,818
Total accrued receivables, net	462,856	486,767
Total receivables, net	$613,097	$701,599

One customer accounted for 10.5% and 10.1% of the Company's consolidated receivables balance as of March 31, 2023 and December 31, 2022, respectively.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2022	$81,536
Deferral of revenue	31,518
Recognition of deferred revenue	(21,465)
Foreign currency translation	49
Balance, March 31, 2023	$91,638

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

Revenue allocated to remaining performance obligations was $651.4 million as of March 31, 2023, of which the Company expects to recognize approximately 50% over the next 12 months and the remainder thereafter.

During the three months ended March 31, 2023 and 2022, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
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

The Company recognized a gain of $38.5 million on the sale during the year ended December 31, 2022, which is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

The Company and OEP have also entered into a Transition Services Agreement ("TSA"), whereby the Company will continue to perform certain functions on OEP's behalf during a migration period not expected to exceed 18 months. The TSA is meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.

4. Debt
As of March 31, 2023, the Company had $110.0 million, $578.1 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $388.4 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.6 million of unused borrowings under Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

On April 28, 2023, the Company and Bank of America entered into the 2023 Extension Amendment to extend the term of the Credit Facility one year to April 5, 2025. All other terms remained the same.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of March 31, 2023, was 6.90%.

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

Maturities on debt outstanding as of March 31, 2023, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2023	$55,300
2024	632,823
2025	—
2026	400,000
2027	—
Thereafter	—
Total	$1,088,123

As of March 31, 2023, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Term loans	$578,123	$592,729
Revolving credit facility	110,000	105,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(6,742)	(7,857)
Total debt	1,081,381	1,089,872
Less: current portion of term loans	74,775	69,906
Less: current portion of debt issuance costs	(4,332)	(4,385)
Total long-term debt	$1,010,938	$1,024,351

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of March 31, 2023, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2022, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of March 31, 2023, $7.1 million was outstanding on these agreements, of which $3.6 million and $3.5 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet. As of December 31, 2022, $9.3 million was outstanding on these agreements, of which $5.8 million and $3.5 million is included in other current liabilities and other noncurrent liabilities, respectively.

5. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$456,647	$(336,846)	$119,801	$454,171	$(325,062)	$129,109
Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended March 31, 2023 and 2022, totaled $17.0 million and $16.7 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

Amortization of software for resale was computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended March 31, 2022 totaled $0.7 million. Software for resale was fully amortized during the year ended December 31, 2022 and, therefore, there was no amortization expense recorded during the three months ended March 31, 2023. The software amortization expense amount was reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$445,631	$(227,551)	$218,080	$444,749	$(219,057)	$225,692
Trademarks and trade names	21,782	(19,322)	2,460	21,678	(18,672)	3,006
Total other intangible assets	$467,413	$(246,873)	$220,540	$466,427	$(237,729)	$228,698

Other intangible assets amortization expense recorded during the three months ended March 31, 2023 and 2022, totaled $8.4 million and $9.2 million, respectively.

Based on capitalized intangible assets as of March 31, 2023, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2023	$42,140	$25,345
2024	37,988	29,381
2025	26,088	20,962
2026	10,522	20,962
2027	1,696	20,721
Thereafter	1,367	103,169
Total	$119,801	$220,540

6. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the three months ended March 31, 2023 and 2022, totaled 31,639 and 31,406, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2022	1,221,219	$19.00
Exercised	(4,992)	15.88
Expired	(4,614)	19.63
Outstanding as of March 31, 2023	1,211,613	$19.01	2.46	$9,658,883
Exercisable as of March 31, 2023	1,211,613	$19.01	2.46	$9,658,883

The total intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022, was less than $0.1 million and $0.9 million, respectively. There were no stock options granted during the three months ended March 31, 2023 or 2022.

Total Shareholder Return Awards
A summary of nonvested total shareholder return awards ("TSRs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,011,881	$39.21
Forfeited	(38,728)	43.99
Change in payout rate	(427,685)	30.01
Nonvested as of March 31, 2023	545,468	$46.09

At March 31, 2023, the TSRs granted in 2020 were earned by the employees. However, the performance goals were not met and no shares were issued.

The fair value of TSRs granted during the three months ended March 31, 2022, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

Three Months Ended March 31, 2022
Expected life (years)	3.1
Risk-free interest rate	1.5%
Expected volatility	40.0%
Expected dividend yield	—

There were no TSRs granted during the three months ended March 31, 2023.

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,184,024	$30.73
Vested	(333,812)	31.10
Forfeited	(103,379)	31.75
Nonvested as of March 31, 2023	746,833	$30.43

During the three months ended March 31, 2023, a total of 333,812 RSUs vested. The Company withheld 114,492 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2023, there were unrecognized compensation costs of $18.5 million and $10.2 million related to nonvested RSUs and TSRs, respectively, which the Company expects to recognize over weighted average periods of 1.8 years and 1.7 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2023 and 2022, of $5.3 million and $8.0 million, respectively, with corresponding tax benefits of $0.9 million and $1.1 million, respectively.
7. Common Stock and Treasury Stock
In 2005, the board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorize additional funds for the program. On February 24, 2023, the board approved the repurchase of the Company's common stock of up to $200.0 million, in place of the remaining purchase amounts previously authorized.

The Company did not repurchase any shares under the program during the three months ended March 31, 2023. Under the program to date, the Company has repurchased 57,981,733 shares for approximately $926.2 million. As of March 31, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was $200.0 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	108,156	115,287
Add: Dilutive effect of stock options and RSUs	—	811
Diluted weighted average shares outstanding	108,156	116,098

The diluted earnings (loss) per share computation excludes 2.5 million and 1.8 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended March 31, 2023 and 2022, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2023, and December 31, 2022, was 108,322,311 and 108,068,828, respectively.

9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $3.4 million of expense and $2.3 million of income for the three months ended March 31, 2023 and 2022, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Banks	$88,040	$132,198
Merchants	34,781	41,002
Billers	166,855	149,880
Total revenue	$289,676	$323,080
Segment Adjusted EBITDA
Banks	$24,681	$64,714
Merchants	6,544	14,713
Billers	29,641	26,357
Depreciation and amortization	(31,539)	(31,489)
Stock-based compensation expense	(5,301)	(7,958)
Corporate and unallocated expenses	(48,378)	(38,671)
Interest, net	(15,387)	(7,735)
Other, net	(3,395)	2,250
Income (loss) before income taxes	$(43,134)	$22,181

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$166,855	$166,855
Digital Business Banking	849	—	—	849
Merchant Payments	—	34,781	—	34,781
Fraud Management	9,355	—	—	9,355
Real-Time Payments	19,398	—	—	19,398
Issuing and Acquiring	58,438	—	—	58,438
Total	$88,040	$34,781	$166,855	$289,676

	Three Months Ended March 31, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$149,880	$149,880
Digital Business Banking	13,488	—	—	13,488
Merchant Payments	—	41,002	—	41,002
Fraud Management	7,777	—	—	7,777
Real-Time Payments	21,927	—	—	21,927
Issuing and Acquiring	89,006	—	—	89,006
Total	$132,198	$41,002	$149,880	$323,080
As discussed in Note 3, Divestiture, the Company divested its corporate online banking solution assets, which were included in the Digital Business Banking solution category.

	Three Months Ended March 31,
	2023	2022
Banks
Software as a service and platform as a service	$9,249	$13,952
License	16,316	54,439
Maintenance	46,342	47,343
Services	16,133	16,464
Total	$88,040	$132,198
Merchants
Software as a service and platform as a service	$28,850	$30,767
License	2,015	5,846
Maintenance	3,737	4,038
Services	179	351
Total	$34,781	$41,002
Billers
Software as a service and platform as a service	$166,831	$149,843
License	—	—
Maintenance	24	37
Services	—	—
Total	$166,855	$149,880

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
United States	$201,269	$199,315
Other	88,407	123,765
Total	$289,676	$323,080

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	March 31, 2023	December 31, 2022
Long-lived Assets
United States	$1,258,485	$1,286,505
Other	730,935	754,847
Total	$1,989,420	$2,041,352

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2023 and 2022. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three months ended March 31, 2023 and 2022.
11. Income Taxes
For the three months ended March 31, 2023, the Company's effective tax rate was 25%. The Company’s foreign entities reported losses of $7.2 million for the three months ended March 31, 2023.

For the three months ended March 31, 2022, the Company's effective tax rate was 30%. The Company's foreign entities reported profits of $30.9 million for the three months ended March 31, 2022.

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

As of March 31, 2023, and December 31, 2022, the amount of unrecognized tax benefits for uncertain tax positions was $26.3 million and $26.4 million, respectively, excluding related liabilities for interest and penalties of $0.6 million as of March 31, 2023, and December 31, 2022.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $4.6 million, due to the settlement of various audits and the expiration of statutes of limitation.
12. Commitments and Contingencies
Legal Proceedings
In April 2021, ACH files associated with one of the Company's mortgage servicing customers were inadvertently transmitted into the ACH network during a test of the Company's payment processing system. The Company took immediate corrective action and issued reversing ACH files, restoring affected accounts.

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

All forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in our Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in Part 2, Item 1A of this Form 10-Q.

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and with our financial statements and related notes contained in this Form 10-Q. Results for the three months ended March 31, 2023, are not necessarily indicative of results that may be attained in the future.

Global Economy and Inflation
Since 2022, the global economy has experienced high inflation, increased interest rates, and pressures on gross domestic product. While we believe our business is resilient and can generally weather unusually high levels of inflation, inflationary pressures have had some impact on our financial performance. Specifically, inflation has impacted our interchange costs associated with the Biller segment.

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

During the year ended December 31, 2022, we recognized a gain of $38.5 million on the sale, which is preliminary subject to finalization of post-closing adjustments pursuant to the definitive transaction agreement.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2023, and December 31, 2022 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	March 31, 2023	December 31, 2022
Banks	$2,154	$2,095
Merchants	821	810
Billers	3,395	3,390
Total	$6,370	$6,295

	March 31, 2023	December 31, 2022
Committed	$2,266	$2,338
Renewal	4,104	3,957
Total	$6,370	$6,295
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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended March 31, 2023 Compared to the Three Month Period Ended March 31, 2022

	Three Months Ended March 31,
	2023				2022
	Amount	% of Total Revenue	$ Change vs 2021	% Change vs 2021	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$204,930	71%	$10,368	5%	$194,562	60%
License	18,331	6%	(41,954)	(70)%	60,285	19%
Maintenance	50,103	17%	(1,315)	(3)%	51,418	16%
Services	16,312	6%	(503)	(3)%	16,815	5%
Total revenues	289,676	100%	(33,404)	(10)%	323,080	100%
Operating expenses:
Cost of revenue	178,554	62%	12,268	7%	166,286	51%
Research and development	37,118	13%	(689)	(2)%	37,807	12%
Selling and marketing	35,435	12%	827	2%	34,608	11%
General and administrative	31,382	11%	5,507	21%	25,875	8%
Depreciation and amortization	31,539	11%	701	2%	30,838	10%
Total operating expenses	314,028	109%	18,614	6%	295,414	92%
Operating income (loss)	(24,352)	(9)%	(52,018)	(188)%	27,666	8%
Other income (expense):
Interest expense	(18,892)	(7)%	(7,998)	73%	(10,894)	(3)%
Interest income	3,505	1%	346	11%	3,159	1%
Other, net	(3,395)	(1)%	(5,645)	(251)%	2,250	1%
Total other income (expense)	(18,782)	(7)%	(13,297)	242%	(5,485)	(1)%
Income (loss) before income taxes	(43,134)	(16)%	(65,315)	(294)%	22,181	7%
Income tax expense (benefit)	(10,826)	(4)%	(17,517)	(262)%	6,691	2%
Net income (loss)	$(32,308)	(12)%	$(47,798)	(309)%	$15,490	5%

Revenues
Total revenue for the three months ended March 31, 2023, decreased $33.4 million, or 10%, as compared to the same period in 2022.
•The divestiture resulted in a $12.4 million decrease in total revenue for the three months ended March 31, 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $4.9 million decrease in total revenue during the three months ended March 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, total revenue for the three months ended March 31, 2023, decreased $16.2 million, or 5%, as compared to the same period in 2022.

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

SaaS and PaaS revenue increased $10.4 million, or 5%, during the three months ended March 31, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $7.3 million decrease in SaaS and PaaS revenue for the three months ended March 31, 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.1 million decrease in SaaS and PaaS revenue during the three months ended March 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, SaaS and PaaS revenue for the three months ended March 31, 2023, increased $18.8 million, or 10%, as compared to the same period in 2022.
•The increase was primarily driven by new customer go-lives and higher transaction volumes during the three months ended March 31, 2023, as compared to 2022.

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

License revenue decreased $42.0 million, or 70%, during the three months ended March 31, 2023, as compared to the same period in 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.0 million decrease in license revenue during the three months ended March 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, license revenue for the three months ended March 31, 2023, decreased $39.9 million, or 68%, as compared to the same period in 2022.
•The decrease was driven by license renewal timing as well as the relative size of new license and capacity events during the three months ended March 31, 2023, as compared to the same period in 2022.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $1.3 million, or 3%, during the three months ended March 31, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $2.9 million decrease in maintenance revenue for the three months ended March 31, 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.3 million decrease in maintenance revenue during the three months ended March 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, maintenance revenue for the three months ended March 31, 2023, increased $3.0 million, or 6%, as compared to the same period in 2022.
•The increase was primarily driven by annual inflationary increases in product support fees during the three months ended March 31, 2023, as compared to the same period in 2022.

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

Services revenue decreased $0.5 million, or 3%, during the three months ended March 31, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $2.0 million decrease in services revenue for the three months ended March 31, 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in services revenue during the three months ended March 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, services revenue for the three months ended March 31, 2023, increased $1.9 million, or 13%, as compared to the same period in 2022.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended March 31, 2023, as compared to the same period in 2022.

Operating Expenses
Total operating expenses for the three months ended March 31, 2023, increased $18.6 million, or 6%, as compared to the same period in 2022.
•During the three months ended March 31, 2023, there was a $7.2 million reduction in operating expenses related to the divestiture.
•Total operating expenses for the three months ended March 31, 2023, included $8.3 million for cost reduction strategies, $2.0 million of significant transaction-related expenses, $1.1 million for CEO transition, and $1.0 million of European data center migration expenses, expenses during the period compared to $0.5 million of significant transaction-related expenses for the same period in 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $3.8 million decrease in total operating expenses during the three months ended March 31, 2023, compared to the same period in 2022.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, total operating expenses for the three months ended March 31, 2023, increased $17.7 million, or 6%, compared to the same period in 2022.

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

Cost of revenue increased $12.3 million, or 7%, during the three months ended March 31, 2023, compared to the same period in 2022.
•During the three months ended March 31, 2023, there was a $6.7 million reduction in cost of revenue related to the divestiture.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.6 million decrease in cost of revenue during the three months ended March 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, cost of revenue increased $20.7 million, or 13%, for the three months ended March 31, 2023, as compared to the same period in 2022.
•The increase was primarily due to higher payment card interchange and processing fees, personnel and related expenses, and cloud computing fees of $13.0 million, $5.4 million, and $2.9 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $0.7 million, or 2%, during the three months ended March 31, 2023, as compared to the same period in 2022.
•During the three months ended March 31, 2023, there was a $0.5 million reduction in R&D expense related to the divestiture.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in R&D expense during the three months ended March 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, R&D expense increased $0.5 million, or 1%, for the three months ended March 31, 2023, as compared to the same period in 2022.
•The increase was primarily due to higher personnel and related expenses of $1.9 million, partially offset by a decrease in professional fees of $1.4 million.

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

Selling and marketing expense increased $0.8 million, or 2%, during the three months ended March 31, 2023, as compared to the same period in 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in selling and marketing expense during the three months ended March 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $1.5 million, or 5%, for the three months ended March 31, 2023, as compared to the same period in 2022.
•The increase was primarily due to higher advertising and professional fees and travel and entertainment expenses of $2.4 million and $0.7 million, respectively, partially offset by lower personnel and related expenses of $1.6 million.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $5.5 million, or 21%, during the three months ended March 31, 2023, as compared to the same period in 2022.
•General and administrative expenses for the three months ended March 31, 2023, included $8.3 million for cost reduction strategies, $2.0 million of significant transaction-related expenses, $1.1 million for CEO transitions, and $1.0 million of European data center migration expenses, compared to $0.5 million of significant transaction-related expenses in the same period in 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.5 million decrease in general and administrative expense during the three months ended March 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $5.9 million, or 24%, for the three months ended March 31, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower personnel and related expenses and professional and other legal fees of $5.2 million and $0.7 million, respectively.

Depreciation and Amortization
Depreciation and amortization increased $0.7 million, or 2%, during the three months ended March 31, 2023, as compared to the same period in 2022.

Other Income and Expense
Interest expense for the three months ended March 31, 2023, increased $8.0 million, or 73%, as compared to the same period in 2022, primarily due to higher interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended March 31, 2023, increased $0.3 million, or 11%, as compared to the same period in 2022.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $3.4 million of expense and $2.3 million of income for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes
See Note 11, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 10, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue
Banks	$88,040	$132,198
Merchants	34,781	41,002
Billers	166,855	149,880
Total revenue	$289,676	$323,080
Segment Adjusted EBITDA
Banks	$24,681	$64,714
Merchants	6,544	14,713
Billers	29,641	26,357
Depreciation and amortization	(31,539)	(31,489)
Stock-based compensation expense	(5,301)	(7,958)
Corporate and unallocated expenses	(48,378)	(38,671)
Interest, net	(15,387)	(7,735)
Other, net	(3,395)	2,250
Income (loss) before income taxes	$(43,134)	$22,181

Banks Segment Adjusted EBITDA decreased $5.1 million due to the divestiture. Excluding the divestiture, Banks Segment Adjusted EBITDA decreased $34.9 million for the three months ended March 31, 2023, compared to the same period in 2022, due to a $31.8 million decrease in revenue primarily related to a decrease in license revenues, and a $3.1 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA decreased $8.2 million for the three months ended March 31, 2023, compared to the same period in 2022, due to a $6.2 million decrease in revenue, and a $2.0 million increase in cash operating expense.

Billers Segment Adjusted EBITDA increased $3.3 million for the three months ended March 31, 2023, compared to the same period in 2022, due to a $17.0 million increase in revenue partially offset by a $13.7 million increase in cash operating expense, primarily payment card interchange and processing fees.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2023, we had $142.4 million of cash and cash equivalents, of which $43.9 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of March 31, 2023, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of March 31, 2023.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$142,412	$124,981
Availability under revolving credit facility	388,440	393,500
Total liquidity	$530,852	$518,481

The increase in total liquidity is primarily attributable to positive operating cash flows of $40.1 million, partially offset by $8.7 million of payments to purchase property and equipment and software and distribution rights and $14.6 million of repayments on the Term Loans.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of March 31, 2023, the full $75.0 million was available.

Stock Repurchase Program
Our board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. On February 24, 2023, the board approved the repurchase of the Company's common stock of up to $200.0 million in place of the remaining purchase amounts previously authorized.

We did not repurchase any shares under the program during the three months ended March 31, 2023. Under the program to date, we have repurchased 57,981,733 shares for approximately $926.2 million. As of March 31, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $200.0 million. See Note 7, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used by):
Operating activities	$40,068	$28,874
Investing activities	(8,739)	(8,487)
Financing activities	(20,326)	(25,998)

Cash Flows from Operating Activities
The primary source of operating cash flows is cash collections from our customers for purchase and renewal of licensed software products and various services including software and platform as a service, maintenance, and other professional services. Our primary uses of operating cash flows include employee expenditures, taxes, interest payments, and leased facilities.

Cash flows provided by operating activities of $40.1 million were $11.2 million higher for the three months ended March 31, 2023, compared to $28.9 million for the same period in 2022. Our operating cash flows for the current quarter increased primarily due to $79.3 million more in customer receipt collections on higher prior year-end receivable balances, partially offset by $8.9 million more in income tax payments due to higher pre-tax income in the previous year, $7.9 million more in interest payments due to increase in interest rates, and the net loss for the three months ended March 31, 2023, compared to net income for the same period in 2022.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including: the timing of billings, which are typically higher in the third and fourth quarters in conjunction with sales timing and are variable based upon license renewal timing; collections, which will lag the quarters with higher billings; the timing and amounts of interest due to interest rate fluctuations and semi-annual Senior Notes interest payments; income tax and other payments; and our operating results.

Cash Flows from Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases and investments in capital and other assets, including strategic acquisitions, that support our growth.
During the first three months of 2023, we used cash of $8.7 million to purchase software, property, and equipment, as compared to $8.5 million during the same period in 2022.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first three months of 2023, we repaid $14.6 million on the Term Loans and $5.7 million of other debt payments. In addition, we used $3.0 million for the repurchase of stock-based compensation awards for tax withholdings, and $2.8 million for settlement assets and liabilities due to processing timing. We received net proceeds of $5.0 million on the Revolving Credit Facility, and proceeds of $0.8 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first three months of 2022, we repaid $9.7 million on the Term Loans and $4.2 million of other debt payments. In addition, we used $37.9 million to repurchase common stock, $5.5 million for the repurchase of stock-based compensation awards for tax withholdings, and $0.6 million for settlement assets and liabilities due to processing timing. We received net proceeds of $30.0 million on the Revolving Credit Facility, and proceeds of $1.9 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.
Contractual Obligations and Commercial Commitments
For the three months ended March 31, 2023, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2022.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2023. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at March 31, 2023, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by less than $0.1 million annually.

We had approximately $1.1 billion of debt outstanding as of March 31, 2023, with $688.1 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 6.90% as of March 31, 2023. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.7 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2022. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2023 through January 31, 2023	—		$—	—	$9,771,000
February 1, 2023 through February 28, 2023	7,266	(1)	27.16	—	200,000,000
March 1, 2023 through March 31, 2023	107,226	(1)	26.15	—	200,000,000
Total	114,492		$26.21	—

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plan, we granted TSRs and RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended March 31, 2023, 333,812 shares of RSUs vested. We withheld 114,492 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. On February 24, 2023, the board approved the repurchase of the Company's common stock of up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of March 31, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $200.0 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	ACI Worldwide, Inc. Restated Certificate of Incorporation
3.02	(2)	ACI Worldwide, Inc. Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01	(4)	Extension Agreement, dated as of April 28, 2023, among ACI Worldwide, Inc., ACI Worldwide Corp., ACI Payments, Inc. and Bank of America, N.A., as administrative agent for the lenders
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(3)Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed May 4, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: May 4, 2023	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)