Form 10-Q
period 2023-06-30
ACI WORLDWIDE, INC.
filed 2023-08-03
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 1, 2023, there were 108,595,441 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$132,391	$124,981
Receivables, net of allowances of $3,464 and $3,779, respectively	350,094	403,781
Settlement assets	453,276	540,667
Prepaid expenses	35,563	28,010
Other current assets	57,177	17,366
Total current assets	1,028,501	1,114,805
Noncurrent assets
Accrued receivables, net	269,051	297,818
Property and equipment, net	44,998	52,499
Operating lease right-of-use assets	34,544	40,031
Software, net	114,451	129,109
Goodwill	1,226,026	1,226,026
Intangible assets, net	212,260	228,698
Deferred income taxes, net	74,403	53,738
Other noncurrent assets	64,656	67,171
TOTAL ASSETS	$3,068,890	$3,209,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,137	$47,997
Settlement liabilities	452,864	539,087
Employee compensation	40,837	45,289
Current portion of long-term debt	74,294	65,521
Deferred revenue	69,352	58,303
Other current liabilities	96,382	102,645
Total current liabilities	781,866	858,842
Noncurrent liabilities
Deferred revenue	24,503	23,233
Long-term debt	991,829	1,024,351
Deferred income taxes, net	37,294	40,371
Operating lease liabilities	29,394	33,910
Other noncurrent liabilities	31,478	36,001
Total liabilities	1,896,364	2,016,708
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2023, and December 31, 2022	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2023, and December 31, 2022	702	702
Additional paid-in capital	704,096	702,458
Retained earnings	1,234,440	1,273,458
Treasury stock, at cost, 31,929,614 and 32,456,227 shares at June 30, 2023, and December 31, 2022, respectively	(655,660)	(665,771)
Accumulated other comprehensive loss	(111,052)	(117,660)
Total stockholders’ equity	1,172,526	1,193,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,068,890	$3,209,895
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Software as a service and platform as a service	$209,676	$206,978	$414,606	$401,540
License	44,671	64,314	63,002	124,599
Maintenance	51,391	50,562	101,494	101,980
Services	17,587	18,571	33,899	35,386
Total revenues	323,325	340,425	613,001	663,505
Operating expenses
Cost of revenue (1)	181,343	179,333	359,897	345,619
Research and development	35,265	40,642	72,383	78,449
Selling and marketing	33,289	35,391	68,724	69,999
General and administrative	31,472	28,362	62,854	54,237
Depreciation and amortization	31,436	32,240	62,975	63,078
Total operating expenses	312,805	315,968	626,833	611,382
Operating income (loss)	10,520	24,457	(13,832)	52,123
Other income (expense)
Interest expense	(19,909)	(11,784)	(38,801)	(22,678)
Interest income	3,458	3,051	6,963	6,210
Other, net	(4,092)	2,006	(7,487)	4,256
Total other income (expense)	(20,543)	(6,727)	(39,325)	(12,212)
Income (loss) before income taxes	(10,023)	17,730	(53,157)	39,911
Income tax expense (benefit)	(3,313)	4,388	(14,139)	11,079
Net income (loss)	$(6,710)	$13,342	$(39,018)	$28,832
Income (loss) per common share
Basic	$(0.06)	$0.12	$(0.36)	$0.25
Diluted	$(0.06)	$0.12	$(0.36)	$0.25
Weighted average common shares outstanding
Basic	108,455	114,669	108,306	114,976
Diluted	108,455	115,205	108,306	115,649

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(6,710)	$13,342	$(39,018)	$28,832
Other comprehensive income (loss):
Foreign currency translation adjustments	2,990	(12,620)	6,608	(14,720)
Total other comprehensive income (loss)	2,990	(12,620)	6,608	(14,720)
Comprehensive income (loss)	$(3,720)	$722	$(32,410)	$14,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2023	$702	$701,040	$1,241,150	$(661,223)	$(114,042)	$1,167,627
Net loss	—	—	(6,710)	—	—	(6,710)
Other comprehensive income	—	—	—	—	2,990	2,990
Stock-based compensation	—	5,414	—	—	—	5,414
Shares issued and forfeited, net, under stock plans	—	(2,358)	—	5,882	—	3,524
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(319)	—	(319)
Balance as of June 30, 2023	$702	$704,096	$1,234,440	$(655,660)	$(111,052)	$1,172,526

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2022	$702	$685,354	$1,146,771	$(506,513)	$(101,647)	$1,224,667
Net income	—	—	13,342	—	—	13,342
Other comprehensive loss	—	—	—	—	(12,620)	(12,620)
Stock-based compensation	—	6,800	—	—	—	6,800
Shares issued and forfeited, net, under stock plans	—	(1,580)	—	2,867	—	1,287
Repurchase of 924,240 shares of common stock	—	—	—	(24,847)	—	(24,847)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(265)	—	(265)
Balance as of June 30, 2022	$702	$690,574	$1,160,113	$(528,758)	$(114,267)	$1,208,364
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2022	$702	$702,458	$1,273,458	$(665,771)	$(117,660)	$1,193,187
Net loss	—	—	(39,018)	—	—	(39,018)
Other comprehensive income	—	—	—	—	6,608	6,608
Stock-based compensation	—	10,715	—	—	—	10,715
Shares issued and forfeited, net, under stock plans	—	(9,077)	—	13,431	—	4,354
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,320)	—	(3,320)
Balance as of June 30, 2023	$702	$704,096	$1,234,440	$(655,660)	$(111,052)	$1,172,526

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	$702	$688,313	$1,131,281	$(475,972)	$(99,547)	$1,244,777
Net income	—	—	28,832	—	—	28,832
Other comprehensive loss	—	—	—	—	(14,720)	(14,720)
Stock-based compensation	—	14,758	—	—	—	14,758
Shares issued and forfeited, net, under stock plans	—	(12,497)	—	15,723	—	3,226
Repurchase of 2,055,488 shares of common stock	—	—	—	(62,707)	—	(62,707)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,802)	—	(5,802)
Balance as of June 30, 2022	$702	$690,574	$1,160,113	$(528,758)	$(114,267)	$1,208,364
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(39,018)	$28,832
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	13,091	11,008
Amortization	49,884	52,721
Amortization of operating lease right-of-use assets	6,491	5,489
Amortization of deferred debt issuance costs	2,492	2,299
Deferred income taxes	(22,641)	(6,385)
Stock-based compensation expense	10,715	14,758
Other	311	1,124
Changes in operating assets and liabilities:
Receivables	81,856	(14,040)
Accounts payable	(1,954)	(1,319)
Accrued employee compensation	(4,628)	(10,201)
Deferred revenue	12,700	5,532
Other current and noncurrent assets and liabilities	(51,791)	(22,055)
Net cash flows from operating activities	57,508	67,763
Cash flows from investing activities:
Purchases of property and equipment	(4,576)	(3,657)
Purchases of software and distribution rights	(15,021)	(10,738)
Net cash flows from investing activities	(19,597)	(14,395)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,426	1,962
Proceeds from exercises of stock options	2,869	1,397
Repurchase of stock-based compensation awards for tax withholdings	(3,320)	(5,802)
Repurchases of common stock	—	(62,707)
Proceeds from revolving credit facility	55,000	60,000
Repayment of revolving credit facility	(45,000)	(20,000)
Repayment of term portion of credit agreement	(34,081)	(21,219)
Payments on or proceeds from other debt, net	(11,830)	(9,369)
Payments for debt issuance costs	(2,160)	—
Net decrease in settlement assets and liabilities	(24,087)	(4,575)
Net cash flows from financing activities	(61,183)	(60,313)
Effect of exchange rate fluctuations on cash	5,427	(1,062)
Net decrease in cash and cash equivalents	(17,845)	(8,007)
Cash and cash equivalents, including settlement deposits, beginning of period	214,672	184,142
Cash and cash equivalents, including settlement deposits, end of period	$196,827	$176,135
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$132,391	$118,953
Settlement deposits	64,436	57,182
Total cash and cash equivalents, including settlement deposits	$196,827	$176,135
Supplemental cash flow information
Income taxes paid	$33,907	$18,467
Interest paid	$36,102	$20,296
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2022, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 1, 2023. Results for the three and six months ended June 30, 2023, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	June 30, 2023	December 31, 2022
Operating lease liabilities	$10,317	$11,218
Vendor financed licenses	8,915	13,525
Accrued interest	9,103	9,067
Royalties payable	2,654	3,726
Other	65,393	65,109
Total other current liabilities	$96,382	$102,645

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2023, and December 31, 2022, was $317.0 million and $328.7 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $392.0 million and $390.0 million as of June 30, 2023, and December 31, 2022, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, Banks, Merchants, and Billers, as the reporting units. As of June 30, 2023, the Company's goodwill balance of $1.2 billion was allocated $671.7 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.8 million and $17.9 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of June 30, 2023, and December 31, 2022, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Billed receivables	$161,656	$218,611
Allowance for doubtful accounts	(3,464)	(3,779)
Billed receivables, net	158,192	214,832
Current accrued receivables, net	191,902	188,949
Long-term accrued receivables, net	269,051	297,818
Total accrued receivables, net	460,953	486,767
Total receivables, net	$619,145	$701,599

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of June 30, 2023. One customer accounted for 10.1% of the Company's consolidated receivables balance as of December 31, 2022.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2022	$81,536
Deferral of revenue	65,853
Recognition of deferred revenue	(53,349)
Foreign currency translation	(185)
Balance, June 30, 2023	$93,855

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

Revenue allocated to remaining performance obligations was $684.0 million as of June 30, 2023, of which the Company expects to recognize approximately 50% over the next 12 months and the remainder thereafter.

During the three and six months ended June 30, 2023 and 2022, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Divestiture
Corporate Online Banking Solutions

On June 7, 2022, the Company announced a definitive agreement to divest its corporate online banking solutions related assets and liabilities to One Equity Partners ("OEP") for $100.0 million, including a net working capital adjustment. The sale included employees and customer contracts as well as technology assets and intellectual property and closed on September 1, 2022.

The Company recognized a gain of $38.5 million on the sale during the three months ended September 30, 2022. During the three months ended June 30, 2023, the Company recognized a loss for the final post-closing adjustment pursuant to the definitive agreement of $0.5 million.

The Company and OEP have also entered into a Transition Services Agreement ("TSA"), whereby the Company will continue to perform certain functions on OEP's behalf during a migration period not expected to exceed 18 months. The TSA is meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.

4. Debt
As of June 30, 2023, the Company had $115.0 million, $558.6 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $383.5 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.5 million of unused borrowings under the Letter of Credit agreement. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of June 30, 2023, was 7.20%.

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

Maturities on debt outstanding as of June 30, 2023, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2023	$38,950
2024	77,900
2025	556,798
2026	400,000
2027	—
Thereafter	—
Total	$1,073,648

As of June 30, 2023, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Term loans	$558,648	$592,729
Revolving credit facility	115,000	105,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(7,525)	(7,857)
Total debt	1,066,123	1,089,872
Less: current portion of term loans	77,900	69,906
Less: current portion of debt issuance costs	(3,606)	(4,385)
Total long-term debt	$991,829	$1,024,351

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.250% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of June 30, 2023, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2022, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of June 30, 2023, $3.6 million was outstanding on these agreements, all of which is included in other current liabilities in the condensed consolidated balance sheet. As of December 31, 2022, $9.3 million was outstanding on these agreements, of which $5.8 million and $3.5 million is included in other current liabilities and other noncurrent liabilities, respectively.

5. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$453,419	$(338,968)	$114,451	$454,171	$(325,062)	$129,109

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended June 30, 2023 and 2022, totaled $16.0 million and $17.1 million, respectively. Software for internal use amortization expense recorded during the six months ended June 30, 2023 and 2022, totaled $33.0 million and $33.8 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

Amortization of software for resale was computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the six months ended June 30, 2022 totaled $0.7 million. Software for resale was fully amortized during the first quarter of 2022 and, therefore, there was no amortization expense recorded during the three months ended June 30, 2022, or the three and six months ended June 30, 2023. The software amortization expense amount was reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$446,472	$(236,125)	$210,347	$444,749	$(219,057)	$225,692
Trademarks and trade names	21,844	(19,931)	1,913	21,678	(18,672)	3,006
Total other intangible assets	$468,316	$(256,056)	$212,260	$466,427	$(237,729)	$228,698

Other intangible assets amortization expense recorded during the three months ended June 30, 2023 and 2022, totaled $8.5 million and $9.1 million, respectively. Other intangible assets amortization expense recorded during the six months ended June 30, 2023 and 2022, totaled $16.9 million and $18.3 million, respectively.

Based on capitalized intangible assets as of June 30, 2023, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2023	$29,158	$16,940
2024	41,545	29,448
2025	28,550	20,989
2026	12,057	20,989
2027	1,774	20,725
Thereafter	1,367	103,169
Total	$114,451	$212,260

6. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the six months ended June 30, 2023 and 2022, totaled 65,770 and 70,242, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2022	1,221,219	$19.00
Exercised	(150,199)	19.10
Expired	(4,614)	19.63
Outstanding as of June 30, 2023	1,066,406	$18.98	2.20	$8,530,772
Exercisable as of June 30, 2023	1,066,406	$18.98	2.20	$8,530,772

The total intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022, was $0.8 million and $1.1 million, respectively. There were no stock options granted during the six months ended June 30, 2023 or 2022.

Performance Share Awards
During the six months ended June 30, 2023, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return multiplier. These performance awards are earned based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) net revenue growth and (ii) net adjusted EBITDA margin over the performance period as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested total shareholder return awards ("TSRs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,011,881	$39.21
Granted	233,404	26.94
Forfeited	(112,661)	41.08
Change in payout rate	(427,685)	30.01
Nonvested as of June 30, 2023	704,939	$40.43

As of June 30, 2023, the TSRs granted in 2020 were earned by the employees. However, the performance goals were not met and no shares were issued.

The fair value of TSRs granted during the six months ended June 30, 2023 and 2022, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Six months ended June 30,
	2023	2022
Expected life (years)	2.9	3.1
Risk-free interest rate	3.6%	1.5%
Expected volatility	37.1%	40.0%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,184,024	$30.73
Granted	1,453,429	24.76
Vested	(438,542)	30.08
Forfeited	(273,607)	29.24
Nonvested as of June 30, 2023	1,925,304	$26.59

During the six months ended June 30, 2023, a total of 438,542 RSUs vested. The Company withheld 127,898 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2023, there were unrecognized compensation costs of $45.5 million and $12.6 million related to nonvested RSUs and TSRs, respectively, which the Company expects to recognize over weighted average periods of 2.5 years and 2.0 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2023 and 2022, of $5.4 million and $6.8 million, respectively, with corresponding tax benefits of $1.0 million and $0.9 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2023 and 2022, of $10.7 million and $14.8 million, respectively, with corresponding tax benefits of $2.0 million and $2.1 million, respectively.
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

The Company did not repurchase any shares under the program during the six months ended June 30, 2023. Under the program to date, the Company has repurchased 57,981,733 shares for approximately $926.2 million. As of June 30, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was $200.0 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	108,455	114,669	108,306	114,976
Add: Dilutive effect of stock options and RSUs	—	536	—	673
Diluted weighted average shares outstanding	108,455	115,205	108,306	115,649

The diluted earnings (loss) per share computation excludes 3.7 million and 2.2 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended June 30, 2023 and 2022, respectively, as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 3.1 million and 2.0 million options to purchase shares, RSUs, and contingently issuable shares during the six months ended June 30, 2023 and 2022, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2023, and December 31, 2022, was 108,595,441 and 108,068,828, respectively.
9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $4.1 million of expense and $2.0 million of income for the three months ended June 30, 2023 and 2022, respectively. Other, net was $7.5 million of expense and $4.3 million of income for the six months ended June 30, 2023 and 2022, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Banks	$117,507	$141,946	$205,547	$274,144
Merchants	36,508	36,534	71,289	77,536
Billers	169,310	161,945	336,165	311,825
Total revenue	$323,325	$340,425	$613,001	$663,505
Segment Adjusted EBITDA
Banks	$51,622	$70,160	$76,303	$134,874
Merchants	9,911	7,749	16,455	22,462
Billers	31,229	28,324	60,870	54,681
Depreciation and amortization	(31,436)	(32,240)	(62,975)	(63,729)
Stock-based compensation expense	(5,414)	(6,800)	(10,715)	(14,758)
Corporate and unallocated expenses	(45,392)	(42,736)	(93,770)	(81,407)
Interest, net	(16,451)	(8,733)	(31,838)	(16,468)
Other, net	(4,092)	2,006	(7,487)	4,256
Income (loss) before income taxes	$(10,023)	$17,730	$(53,157)	$39,911

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$169,310	$169,310
Digital Business Banking	742	—	—	742
Merchant Payments	—	36,508	—	36,508
Fraud Management	12,153	—	—	12,153
Real-Time Payments	26,499	—	—	26,499
Issuing and Acquiring	78,113	—	—	78,113
Total	$117,507	$36,508	$169,310	$323,325

	Three Months Ended June 30, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$161,945	$161,945
Digital Business Banking	12,097	—	—	12,097
Merchant Payments	—	36,534	—	36,534
Fraud Management	7,552	—	—	7,552
Real-Time Payments	24,212	—	—	24,212
Issuing and Acquiring	98,085	—	—	98,085
Total	$141,946	$36,534	$161,945	$340,425

	Six Months Ended June 30, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$336,165	$336,165
Digital Business Banking	1,591	—	—	1,591
Merchant Payments	—	71,289	—	71,289
Fraud Management	21,508	—	—	21,508
Real-Time Payments	45,897	—	—	45,897
Issuing and Acquiring	136,551	—	—	136,551
Total	$205,547	$71,289	$336,165	$613,001

	Six Months Ended June 30, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$311,825	$311,825
Digital Business Banking	25,585	—	—	25,585
Merchant Payments	—	77,536	—	77,536
Fraud Management	15,329	—	—	15,329
Real-Time Payments	46,139	—	—	46,139
Issuing and Acquiring	187,091	—	—	187,091
Total	$274,144	$77,536	$311,825	$663,505

As discussed in Note 3, Divestiture, the Company divested its corporate online banking solution assets, which were included in the Digital Business Banking solution category.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Banks
Software as a service and platform as a service	$9,742	$13,985	$18,991	$27,937
License	42,885	62,942	59,201	117,381
Maintenance	47,624	46,744	93,966	94,087
Services	17,256	18,275	33,389	34,739
Total	$117,507	$141,946	$205,547	$274,144
Merchants
Software as a service and platform as a service	$30,648	$31,058	$59,498	$61,825
License	1,786	1,372	3,801	7,218
Maintenance	3,743	3,808	7,480	7,846
Services	331	296	510	647
Total	$36,508	$36,534	$71,289	$77,536
Billers
Software as a service and platform as a service	$169,286	$161,935	$336,117	$311,778
License	—	—	—	—
Maintenance	24	10	48	47
Services	—	—	—	—
Total	$169,310	$161,945	$336,165	$311,825

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
United States	$205,199	$209,459	$406,468	$408,774
Other	118,126	130,966	206,533	254,731
Total	$323,325	$340,425	$613,001	$663,505

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Long-lived Assets
United States	$1,233,695	$1,286,505
Other	732,291	754,847
Total	$1,965,986	$2,041,352

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2023 and 2022. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the six months ended June 30, 2023 and 2022.
11. Income Taxes

For the three and six months ended June 30, 2023, the Company's effective tax rate was 33% and 27%, respectively. The Company reported tax benefit on pretax loss for both the three and six months ended June 30, 2023, with foreign entities recognizing earnings of $24.3 million and $17.1 million, respectively.

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

As of June 30, 2023, and December 31, 2022, the amount of unrecognized tax benefits for uncertain tax positions was $26.4 million, excluding related liabilities for interest and penalties of $0.6 million.

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

The Company was named as a defendant in seven class action lawsuits filed in various federal courts purportedly on behalf of consumers whose mortgage accounts were affected by the inadvertent ACH file transmission. The Company settled these lawsuits by establishing a $5.0 million fund out of which payments will be made to class members and for attorneys’ fees and administrative costs. Additional funds totaling $1.5 million could be required to be established under certain circumstances.

The inadvertent ACH file transmission also gave rise to investigations by the U.S. Consumer Financial Protection Bureau (the "CFPB") and state attorneys general in all 50 states, the District of Columbia, and certain U.S. territories as well as money transmission regulators in most of those jurisdictions. The Company settled the CFPB investigation for $25.0 million plus various undertakings. The Company is proceeding to document agreements in principle to settle with the state money transmission regulators and attorneys general for a total of $20.0 million plus various undertakings. The Company believes that the CPFB and state undertakings will not adversely affect it.

The Company expects that insurance will fund substantially all of the settlement payments and costs, including lawyers’ fees, subject to the retained limits and other terms of the applicable policies.

The Company recorded the payable to the CFPB and a receivable from its insurance carriers, which are included in other current liabilities and other current assets, respectively, in the accompanying condensed consolidated balance sheet as of June 30, 2023, for the $25.0 million settlement. Payment was made to the CFPB and funds received from the insurance carriers subsequent to quarter-end. Funds for the potential state and money transmission regulator settlements have been deposited into an escrow account at a bank by the insurance carriers to be disbursed on finalization of the settlement.

The Company is from time to time subject to other claims, litigation and investigations. While the Company believes that none of the currently pending matters is reasonably likely to have material adverse effect on it, there can be no assurance with respect thereto or future matters.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and six months ended June 30, 2023, are not necessarily indicative of results that may be attained in the future.

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

Divestiture
On September 1, 2022, we sold our corporate online banking solutions related assets and liabilities to One Equity Partners ("OEP") for $100.1 million, including a net working capital adjustment. The sale included employees and customer contracts as well as technology assets and intellectual property.

The Company recognized a gain of $38.5 million on the sale during the year ended December 31, 2022. During the three months ended June 30, 2023, the Company recognized a loss for the final post-closing adjustment pursuant to the definitive agreement of $0.5 million.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of June 30, 2023, March 31, 2023, and December 31, 2022 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	June 30, 2023	March 31, 2023	December 31, 2022
Banks	$2,207	$2,154	$2,095
Merchants	810	821	810
Billers	3,396	3,395	3,390
Total	$6,413	$6,370	$6,295

	June 30, 2023	March 31, 2023	December 31, 2022
Committed	$2,192	$2,266	$2,338
Renewal	4,221	4,104	3,957
Total	$6,413	$6,370	$6,295

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended June 30, 2023 Compared to the Three Month Period Ended June 30, 2022

	Three Months Ended June 30,
	2023				2022
	Amount	% of Total Revenue	$ Change vs 2022	% Change vs 2022	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$209,676	65%	$2,698	1%	$206,978	61%
License	44,671	14%	(19,643)	(31)%	64,314	19%
Maintenance	51,391	16%	829	2%	50,562	15%
Services	17,587	5%	(984)	(5)%	18,571	5%
Total revenues	323,325	100%	(17,100)	(5)%	340,425	100%
Operating expenses:
Cost of revenue	181,343	56%	2,010	1%	179,333	53%
Research and development	35,265	11%	(5,377)	(13)%	40,642	12%
Selling and marketing	33,289	10%	(2,102)	(6)%	35,391	10%
General and administrative	31,472	10%	3,110	11%	28,362	8%
Depreciation and amortization	31,436	10%	(804)	(2)%	32,240	9%
Total operating expenses	312,805	97%	(3,163)	(1)%	315,968	92%
Operating income (loss)	10,520	3%	(13,937)	(57)%	24,457	8%
Other income (expense):
Interest expense	(19,909)	(6)%	(8,125)	69%	(11,784)	(3)%
Interest income	3,458	1%	407	13%	3,051	1%
Other, net	(4,092)	(1)%	(6,098)	(304)%	2,006	1%
Total other income (expense)	(20,543)	(6)%	(13,816)	205%	(6,727)	(1)%
Income (loss) before income taxes	(10,023)	(3)%	(27,753)	(157)%	17,730	7%
Income tax expense (benefit)	(3,313)	(1)%	(7,701)	(176)%	4,388	1%
Net income (loss)	$(6,710)	(2)%	$(20,052)	(150)%	$13,342	6%

Revenues
Total revenue for the three months ended June 30, 2023, decreased $17.1 million, or 5%, as compared to the same period in 2022.
•The divestiture resulted in a $11.3 million decrease in total revenue for the three months ended June 30, 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in total revenue during the three months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestitures and foreign currency, total revenue for the three months ended June 30, 2023, decreased $5.4 million, or 2%, as compared to the same period in 2022.

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

SaaS and PaaS revenue increased $2.7 million, or 1%, during the three months ended June 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $6.3 million decrease in SaaS and PaaS revenue for the three months ended June 30, 2023.
•Adjusted for the impact of the divestiture, SaaS and PaaS revenue for the three months ended June 30, 2023, increased $9.0 million, or 4%, as compared to the same period in 2022.
•The increase was primarily driven by higher transaction volumes during the three months ended June 30, 2023, as compared to the same period in 2022, as well as new customer go-lives since June 30, 2022.

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

License revenue decreased $19.6 million, or 31%, during the three months ended June 30, 2023, as compared to the same period in 2022.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.7 million increase in license revenue during the three months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, license revenue for the three months ended June 30, 2023, decreased $20.3 million, or 31%, as compared to the same period in 2022.
•The decrease was driven by license renewal timing as well as the relative size of new license agreements during the three months ended June 30, 2023, as compared to the same period in 2022.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $0.8 million, or 2%, during the three months ended June 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $2.9 million decrease in maintenance revenue for the three months ended June 30, 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in maintenance revenue during the three months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, maintenance revenue for the three months ended June 30, 2023, increased $4.5 million or 10%, as compared to the same period in 2022.
•The increase was primarily driven by annual inflationary increases in product support fees subsequent to June 30, 2022.

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

Services revenue decreased $1.0 million, or 5%, during the three months ended June 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $2.1 million decrease in services revenue for the three months ended June 30, 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in services revenue during the three months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, services revenue for the three months ended June 30, 2023, increased $1.4 million or 9%, as compared to the same period in 2022.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended June 30, 2023, as compared to the same period in 2022.

Operating Expenses
Total operating expenses for the three months ended June 30, 2023, decreased $3.2 million, or 1%, as compared to the same period in 2022.
•During the three months ended June 30, 2023, there was a $6.5 million reduction in operating expenses related to the divestiture.
•Total operating expenses for the three months ended June 30, 2023, included $7.6 million for cost reduction strategies, $0.5 million of significant transaction-related expenses, $0.7 million for CEO transition, and $1.2 million of European data center migration expenses during the period, compared to $1.4 million of divestiture transaction-related expenses and $1.3 million of European data center migration expenses for the same period in 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.6 million decrease in total operating expenses during the three months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, total operating expenses for the three months ended June 30, 2023, decreased $2.4 million, or 1%, as compared to the same period in 2022.

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

Cost of revenue increased $2.0 million, or 1%, during the three months ended June 30, 2023, as compared to the same period in 2022.
•During the three months ended June 30, 2023, there was a $6.0 million reduction in cost of revenue related to the divestiture.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in cost of revenue during the three months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, cost of revenue increased $8.8 million, or 5%, for the three months ended June 30, 2023, as compared to the same period in 2022.
•The increase was primarily due to higher personnel and related expenses, payment card interchange and processing fees, and cloud computing fees of $4.5 million, $2.3 million, and $2.0 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $5.4 million, or 13%, during the three months ended June 30, 2023, as compared to the same period in 2022.
•During the three months ended June 30, 2023, there was a $0.5 million reduction in R&D expense related to the divestiture.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in R&D expense during the three months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, R&D expense decreased $4.6 million, or 11%, for the three months ended June 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower personnel and related expenses and professional fees of $2.9 million and $1.7 million, respectively.

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

Selling and marketing expense decreased $2.1 million, or 6%, during the three months ended June 30, 2023, as compared to the same period in 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in selling and marketing expense during the three months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, selling and marketing expense decreased $1.9 million, or 5%, for the three months ended June 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower advertising and professional fees, travel and entertainment expenses, and personnel and related expenses.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $3.1 million, or 11%, during the three months ended June 30, 2023, as compared to the same period in 2022.
•General and administrative expenses for the three months ended June 30, 2023, included $7.6 million for cost reduction strategies, $0.5 million of significant transaction-related expenses, $0.7 million for CEO transition, and $1.2 million of European data center migration expenses during the period, compared to $2.7 million of significant transaction-related expenses in the same period in 2022.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in general and administrative expense during the three months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $4.0 million, or 16%, for the three months ended June 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower personnel and related expenses.

Depreciation and Amortization
Depreciation and amortization decreased $0.8 million, or 2%, during the three months ended June 30, 2023, as compared to the same period in 2022.

Other Income and Expense
Interest expense for the three months ended June 30, 2023, increased $8.1 million, or 69%, as compared to the same period in 2022, primarily due to higher interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended June 30, 2023, increased $0.4 million, or 13%, as compared to the same period in 2022.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $4.1 million of expense and $2.0 million of income for the three months ended June 30, 2023 and 2022, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Six Month Period Ended June 30, 2023 Compared to the Six Month Period Ended June 30, 2022

	Six Months Ended June 30,
	2023				2022
	Amount	% of Total Revenue	$ Change vs 2022	% Change vs 2022	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$414,606	67%	$13,066	3%	$401,540	61%
License	63,002	10%	(61,597)	(49)%	124,599	19%
Maintenance	101,494	17%	(486)	—%	101,980	15%
Services	33,899	6%	(1,487)	(4)%	35,386	5%
Total revenues	613,001	100%	(50,504)	(8)%	663,505	100%
Operating expenses:
Cost of revenue	359,897	59%	14,278	4%	345,619	52%
Research and development	72,383	12%	(6,066)	(8)%	78,449	12%
Selling and marketing	68,724	11%	(1,275)	(2)%	69,999	11%
General and administrative	62,854	10%	8,617	16%	54,237	8%
Depreciation and amortization	62,975	10%	(103)	—%	63,078	10%
Total operating expenses	626,833	102%	15,451	3%	611,382	93%
Operating income (loss)	(13,832)	(2)%	(65,955)	(127)%	52,123	7%
Other income (expense):
Interest expense	(38,801)	(6)%	(16,123)	71%	(22,678)	(3)%
Interest income	6,963	1%	753	12%	6,210	1%
Other, net	(7,487)	(1)%	(11,743)	(276)%	4,256	1%
Total other income (expense)	(39,325)	(6)%	(27,113)	222%	(12,212)	(1)%
Income (loss) before income taxes	(53,157)	(8)%	(93,068)	(233)%	39,911	6%
Income tax expense (benefit)	(14,139)	(2)%	(25,218)	(228)%	11,079	2%
Net income (loss)	$(39,018)	(6)%	$(67,850)	(235)%	$28,832	4%

Revenues
Total revenue for the six months ended June 30, 2023, decreased $50.5 million, or 8%, as compared to the same period in 2022.
•The divestiture resulted in a $23.5 million decrease in total revenue for the six months ended June 30, 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $5.5 million decrease in total revenue during the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, total revenue for the six months ended June 30, 2023, decreased $21.5 million, or 3%, as compared to the same period in 2022.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $13.1 million, or 3%, during the six months ended June 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $13.6 million decrease in SaaS and PaaS revenue for the six months ended June 30, 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in $1.1 million decrease in SaaS and PaaS revenue during the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, SaaS and PaaS revenue for the six months ended June 30, 2023, increased $27.8 million, or 7%, as compared to the same period in 2022.
•The increase was primarily driven by higher transaction volumes during the six months ended June 30, 2023, as compared to the same period in 2022, as well as new customer go-lives since June 30, 2022.

License Revenue
License revenue decreased $61.6 million, or 49%, during the six months ended June 30, 2023, as compared to the same period in 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.5 million decrease in license revenue during the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, license revenue for the six months ended June 30, 2023, decreased $60.1 million, or 49%, as compared to the same period in 2022.
•The decrease was driven by license renewal timing as well as the relative size of new license agreements during the six months ended June 30, 2023, as compared to the same period in 2022.

Maintenance Revenue
Maintenance revenue decreased $0.5 million during the six months ended June 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $5.8 million decrease in maintenance revenue for the six months ended June 30, 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.2 million decrease in maintenance revenue during the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, maintenance revenue for the six months ended June 30, 2023, increased $7.5 million, or 8%, as compared to the same period in 2022.
•The increase was primarily driven by annual inflationary increases in product support fees subsequent to June 30, 2022.

Services Revenue
Services revenue decreased $1.5 million, or 4%, during the six months ended June 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $4.0 million decrease in services revenue for the six months ended June 30, 2023
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in services revenue during the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, services revenue for the six months ended June 30, 2023, increased $3.2 million, or 11%, as compared to the same period in 2022.
•The increase was primarily driven by the timing and magnitude of project-related work during the six months ended June 30, 2023, as compared to the same period in 2022.

Operating Expenses
Total operating expenses for the six months ended June 30, 2023, increased $15.5 million, or 3%, as compared to the same period in 2022.
•During the six months ended June 30, 2023, there was a $13.7 million reduction in operating expenses related to the divestiture.
•Total operating expenses for the six months ended June 30, 2023, included $15.9 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.2 million of European data center migration expenses during the period, compared to $1.8 million of European datacenter migration expenses and $1.4 million of divestiture transaction-related expenses for the same period in 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $5.4 million decrease in total operating expenses for the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, total operating expenses for the six months ended June 30, 2023, increased $15.3 million, or 3%, as compared to the same period in 2022.

Cost of Revenue
Cost of revenue increased $14.3 million, or 4%, during the six months ended June 30, 2023, as compared to the same period in 2022.
•During the six months ended June 30, 2023, there was a $12.7 million reduction in cost of revenue related to the divestiture.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.4 million decrease in cost of revenue during the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, cost of revenue increased $29.4 million, or 9%, for the six months ended June 30, 2023, as compared to the same period in 2022.
•The increase was primarily due to higher payment card interchange and processing fees, personnel and related expenses, and cloud computing fees of $15.3 million, $9.8 million, and $4.9 million, respectively.

Research and Development
R&D expense decreased $6.1 million, or 8%, during the six months ended June 30, 2023, as compared to the same period in 2022.
•During the six months ended June 30, 2023, there was a $1.0 million reduction in R&D expenses related to the divestiture.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.0 million decrease in R&D expense during the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, R&D expense decreased $4.1 million, or 5%, for the six months ended June 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower professional fees and personnel and related expenses of $2.8 million and $1.3 million, respectively.

Selling and Marketing
Selling and marketing expense decreased $1.3 million, or 2%, during the six months ended June 30, 2023, as compared to the same period in 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.9 million decrease in selling and marketing expense for the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, selling and marketing expense decreased $0.4 million, for the six months ended June 30, 2023, as compared to the same period in 2022.

General and Administrative
General and administrative expense increased $8.6 million, or 16%, during the six months ended June 30, 2023, as compared to the same period in 2022.
•General and administrative expenses for the six months ended June 30, 2023, included $15.9 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.2 million of European data center migration expenses during the period, compared to $3.2 million of significant transaction-related expenses associated with cost reduction strategies implemented during the same period in 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in general and administrative expenses during the six months ended June 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $9.9 million, or 20%, for the six months ended June 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower personnel and related expenses and professional and other legal fees of $8.9 million and $1.0 million, respectively.

Depreciation and Amortization
Depreciation and amortization decreased $0.1 million, during the six months ended June 30, 2023, as compared to the same period in 2022.

Other Income and Expense
Interest expense for the six months ended June 30, 2023, increased $16.1 million, or 71%, as compared to the same period in 2022, primarily due to higher interest rates.

Interest income for the six months ended June 30, 2023, increased $0.8 million, or 12%, as compared to the same period in 2022.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $7.5 million of expense and $4.3 million of income for the six months ended June 30, 2023 and 2022, respectively.

Income Taxes
See Note 11, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 10, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Banks	$117,507	$141,946	$205,547	$274,144
Merchants	36,508	36,534	71,289	77,536
Billers	169,310	$161,945	336,165	311,825
Total revenue	$323,325	$340,425	$613,001	$663,505
Segment Adjusted EBITDA
Banks	$51,622	$70,160	$76,303	$134,874
Merchants	9,911	7,749	16,455	22,462
Billers	31,229	28,324	60,870	54,681
Depreciation and amortization	(31,436)	(32,240)	(62,975)	(63,729)
Stock-based compensation expense	(5,414)	(6,800)	(10,715)	(14,758)
Corporate and unallocated expenses	(45,392)	(42,736)	(93,770)	(81,407)
Interest, net	(16,451)	(8,733)	(31,838)	(16,468)
Other, net	(4,092)	2,006	(7,487)	4,256
Income (loss) before income taxes	$(10,023)	$17,730	$(53,157)	$39,911

Banks Segment Adjusted EBITDA decreased $4.7 million for the three months ended June 30, 2023 due to the divestiture. Excluding the divestiture, Banks Segment Adjusted EBITDA decreased $13.8 million for the three months ended June 30, 2023, compared to the same period in 2022, due to a $13.1 million decrease in revenue primarily related to a decrease in license revenues, and a $0.7 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA increased $2.2 million for the three months ended June 30, 2023, compared to the same period in 2022, due to a $2.2 million decrease in cash operating expense.

Billers Segment Adjusted EBITDA increased $2.9 million for the three months ended June 30, 2023, compared to the same period in 2022, due to a $7.4 million increase in revenue, offset by a $4.5 million increase in cash operating expense primarily for payment card interchange and other processing fees.

Banks Segment Adjusted EBITDA decreased $9.8 million for the six months ended June 30, 2023 due to the divestiture. Excluding the divestiture, Banks Segment Adjusted EBITDA decreased $48.8 million for the six months ended June 30, 2023, compared to the same period in 2022, due to a $45.0 million decrease in revenue primarily related to a decrease in license revenues, and a $3.8 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA decreased $6.0 million for the six months ended June 30, 2023, compared to the same period in 2022, due to a $6.2 million decrease in revenue, offset by a $0.2 million decrease in cash operating expense.

Billers Segment Adjusted EBITDA increased $6.2 million for the six months ended June 30, 2023, compared to the same period in 2022, due to a $24.3 million increase in revenue, offset by a $18.1 million increase in cash operating expense, primarily for payment card interchange and other processing fees.

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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 30, 2023, we had $132.4 million of cash and cash equivalents, of which $37.8 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of June 30, 2023, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of June 30, 2023.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$132,391	$124,981
Availability under revolving credit facility	383,500	393,500
Total liquidity	$515,891	$518,481

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of June 30, 2023, the full $75.0 million was available.

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

We did not repurchase any shares under the program during the six months ended June 30, 2023. Under the program to date, we have repurchased 57,981,733 shares for approximately $926.2 million. As of June 30, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $200.0 million. See Note 7, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used by):
Operating activities	$57,508	$67,763
Investing activities	(19,597)	(14,395)
Financing activities	(61,183)	(60,313)

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
Cash flows provided by operating activities were $10.3 million lower for the six months ended June 30, 2023, compared to the same period in 2022. Our operating cash flows for the current year decreased primarily due to $15.4 million more in income tax payments, which are based upon higher pre-tax income in the previous year, $15.8 million more in interest payments due to increase in interest rates, and the net loss for the six months ended June 30, 2023, compared to net income for the same period in 2022, partially offset by $95.9 million more in customer receipt collections on higher prior year-end receivable balances.

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
During the first six months of 2023, we used cash of $19.6 million to purchase software, property, and equipment, as compared to $14.4 million during the same period in 2022.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first six months of 2023, we repaid $34.1 million on the Term Loans, $11.8 million of other debt payments, and $2.2 million of debt issuance costs. In addition, we used $3.3 million for the repurchase of stock-based compensation awards for tax withholdings, and $24.1 million for settlement assets and liabilities due to processing timing. We received net proceeds of $10.0 million on the Revolving Credit Facility, and proceeds of $4.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first six months of 2022, we repaid $21.2 million on the Term Loans and $9.4 million of other debt payments. In addition, we used $62.7 million to repurchase common stock, $5.8 million for the repurchase of stock-based compensation awards for tax withholdings and $4.6 million for settlement assets and liabilities due to processing timing. We received net proceeds of $40.0 million on the Revolving Credit Facility and proceeds of $3.4 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.
Contractual Obligations and Commercial Commitments
For the six months ended June 30, 2023, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2022.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the six months ended June 30, 2023, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2023. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at June 30, 2023, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.1 million annually.

We had approximately $1.1 billion of debt outstanding as of June 30, 2023, with $673.6 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 7.20% as of June 30, 2023. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.9 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2023 through April 30, 2023	—		$—	—	$200,000,000
May 1, 2023 through May 31, 2023	9,813	(1)	23.89	—	200,000,000
June 1, 2023 through June 30, 2023	3,593	(1)	23.66	—	200,000,000
Total	13,406		$23.83	—

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended June 30, 2023, 107,198 shares of RSUs vested. We withheld 13,406 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. On February 24, 2023, the board approved the repurchase of the Company's common stock of up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of June 30, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $200.0 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

Submission of Matters to a Vote of Security Holders
As previously reported in the original Form 8-K, at the Annual Meeting a non-binding, advisory vote was taken on the frequency of future advisory votes regarding the compensation of our named executive officers. Among the options presented to stockholders (every year, every two years or every three years), the greatest number of votes were cast in favor of holding such an advisory vote every year, which was also the frequency recommended to the stockholders by the Company’s board of directors. In light of these results and consistent with the previous recommendation and determination of the Company’s board of directors, we will continue to hold a non-binding advisory vote on executive compensation every year until the next required vote on the frequency of stockholder votes on executive compensation.

ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	ACI Worldwide, Inc. Restated Certificate of Incorporation
3.02	(2)	ACI Worldwide, Inc. Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01	(4)*	Form of Severance Agreement between ACI Worldwide, Inc. and Thomas Warsop
10.02	(5)*	Form of Change In Control Employment Agreement between ACI Worldwide, Inc. and Thomas Warsop
10.03	(6)*	ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan, as amended and restated effective June 1, 2023
10.04	(7)	Extension Agreement, dated as of April 28, 2023, among ACI Worldwide, Inc., ACI Worldwide Corp., ACI Payments, Inc. and Bank of America, N.A., as administrative agent for the lenders
10.05	(8)*	Form of Director Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.06	(8)*	Form of Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.07	(8)*	Form of Performance Share Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(3)Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed May 31, 2023.
(5)Incorporated herein by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed May 31, 2023.
(6)Incorporated herein by reference to Appendix B to the registrant's Proxy Statement filed April 18, 2023.
(7)Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed May 4, 2023.
(8)Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: August 3, 2023	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)