Form 10-Q
period 2023-09-30
ACI WORLDWIDE, INC.
filed 2023-11-02
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023, there were 108,722,535 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$139,520	$124,981
Receivables, net of allowances of $4,900 and $3,779, respectively	370,766	403,781
Settlement assets	649,494	540,667
Prepaid expenses	32,176	28,010
Other current assets	34,754	17,366
Total current assets	1,226,710	1,114,805
Noncurrent assets
Accrued receivables, net	279,303	297,818
Property and equipment, net	41,098	52,499
Operating lease right-of-use assets	33,609	40,031
Software, net	105,324	129,109
Goodwill	1,226,026	1,226,026
Intangible assets, net	203,137	228,698
Deferred income taxes, net	75,448	53,738
Other noncurrent assets	64,173	67,171
TOTAL ASSETS	$3,254,828	$3,209,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,951	$47,997
Settlement liabilities	648,956	539,087
Employee compensation	42,025	45,289
Current portion of long-term debt	74,350	65,521
Deferred revenue	61,438	58,303
Other current liabilities	77,910	102,645
Total current liabilities	945,630	858,842
Noncurrent liabilities
Deferred revenue	23,107	23,233
Long-term debt	987,221	1,024,351
Deferred income taxes, net	33,687	40,371
Operating lease liabilities	28,657	33,910
Other noncurrent liabilities	25,491	36,001
Total liabilities	2,043,793	2,016,708
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2023, and December 31, 2022	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2023, and December 31, 2022	702	702
Additional paid-in capital	708,506	702,458
Retained earnings	1,272,351	1,273,458
Treasury stock, at cost, 31,802,520 and 32,456,227 shares at September 30, 2023, and December 31, 2022, respectively	(653,162)	(665,771)
Accumulated other comprehensive loss	(117,362)	(117,660)
Total stockholders’ equity	1,211,035	1,193,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,254,828	$3,209,895
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Software as a service and platform as a service	$211,369	$195,540	$625,975	$597,080
License	79,679	43,661	142,681	168,260
Maintenance	51,942	49,163	153,436	151,143
Services	20,025	18,227	53,924	53,613
Total revenues	363,015	306,591	976,016	970,096
Operating expenses
Cost of revenue (1)	177,625	171,753	537,522	517,372
Research and development	33,739	35,899	106,122	114,348
Selling and marketing	29,442	32,794	98,166	102,793
General and administrative	29,821	30,516	92,675	84,753
Depreciation and amortization	30,464	32,140	93,439	95,218
Total operating expenses	301,091	303,102	927,924	914,484
Operating income	61,924	3,489	48,092	55,612
Other income (expense)
Interest expense	(19,840)	(14,336)	(58,641)	(37,014)
Interest income	3,495	2,995	10,458	9,205
Other, net	1,084	41,545	(6,403)	45,801
Total other income (expense)	(15,261)	30,204	(54,586)	17,992
Income (loss) before income taxes	46,663	33,693	(6,494)	73,604
Income tax expense (benefit)	8,752	10,576	(5,387)	21,655
Net income (loss)	$37,911	$23,117	$(1,107)	$51,949
Income (loss) per common share
Basic	$0.35	$0.20	$(0.01)	$0.45
Diluted	$0.35	$0.20	$(0.01)	$0.45
Weighted average common shares outstanding
Basic	108,667	113,812	108,428	114,584
Diluted	108,933	114,348	108,428	115,211

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$37,911	$23,117	$(1,107)	$51,949
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,310)	(13,459)	298	(28,179)
Total other comprehensive income (loss)	(6,310)	(13,459)	298	(28,179)
Comprehensive income (loss)	$31,601	$9,658	$(809)	$23,770

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2023	$702	$704,096	$1,234,440	$(655,660)	$(111,052)	$1,172,526
Net income	—	—	37,911	—	—	37,911
Other comprehensive loss	—	—	—	—	(6,310)	(6,310)
Stock-based compensation	—	6,822	—	—	—	6,822
Shares issued and forfeited, net, under stock plans	—	(2,412)	—	3,381	—	969
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(883)	—	(883)
Balance as of September 30, 2023	$702	$708,506	$1,272,351	$(653,162)	$(117,362)	$1,211,035

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2022	$702	$690,574	$1,160,113	$(528,758)	$(114,267)	$1,208,364
Net income	—	—	23,117	—	—	23,117
Other comprehensive loss	—	—	—	—	(13,459)	(13,459)
Stock-based compensation	—	7,126	—	—	—	7,126
Shares issued and forfeited, net, under stock plans	—	63	—	1,250	—	1,313
Repurchase of 1,154,825 shares of common stock	—	—	—	(28,227)	—	(28,227)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(18)	—	(18)
Balance as of September 30, 2022	$702	$697,763	$1,183,230	$(555,753)	$(127,726)	$1,198,216
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2022	$702	$702,458	$1,273,458	$(665,771)	$(117,660)	$1,193,187
Net loss	—	—	(1,107)	—		(1,107)
Other comprehensive income	—	—	—	—	298	298
Stock-based compensation	—	17,537	—	—	—	17,537
Shares issued and forfeited, net, under stock plans	—	(11,489)	—	16,812	—	5,323
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(4,203)	—	(4,203)
Balance as of September 30, 2023	$702	$708,506	$1,272,351	$(653,162)	$(117,362)	$1,211,035

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	$702	$688,313	$1,131,281	$(475,972)	$(99,547)	$1,244,777
Net income	—	—	51,949	—	—	51,949
Other comprehensive loss	—	—	—	—	(28,179)	(28,179)
Stock-based compensation	—	21,884	—	—	—	21,884
Shares issued and forfeited, net, under stock plans	—	(12,434)	—	16,973	—	4,539
Repurchase of 3,210,313 shares of common stock	—	—	—	(90,934)	—	(90,934)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,820)	—	(5,820)
Balance as of September 30, 2022	$702	$697,763	$1,183,230	$(555,753)	$(127,726)	$1,198,216
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,107)	$51,949
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	18,722	17,052
Amortization	74,716	78,817
Amortization of operating lease right-of-use assets	9,190	8,296
Amortization of deferred debt issuance costs	3,415	3,435
Deferred income taxes	(25,207)	(9,059)
Stock-based compensation expense	17,537	21,884
Gain on divestiture	—	(38,452)
Other	2,168	2,483
Changes in operating assets and liabilities:
Receivables	42,012	5,767
Accounts payable	(7,198)	(3,047)
Accrued employee compensation	(2,879)	(3,872)
Deferred revenue	4,404	(6,367)
Other current and noncurrent assets and liabilities	(52,999)	(26,920)
Net cash flows from operating activities	82,774	101,966
Cash flows from investing activities:
Purchases of property and equipment	(7,956)	(8,123)
Purchases of software and distribution rights	(22,571)	(18,394)
Proceeds from divestiture	—	100,139
Net cash flows from investing activities	(30,527)	73,622
Cash flows from financing activities:
Proceeds from issuance of common stock	2,122	2,801
Proceeds from exercises of stock options	3,132	1,792
Repurchase of stock-based compensation awards for tax withholdings	(4,203)	(5,820)
Repurchases of common stock	—	(90,934)
Proceeds from revolving credit facility	75,000	85,000
Repayment of revolving credit facility	(51,000)	(75,000)
Repayment of term portion of credit agreement	(53,556)	(70,825)
Payments on or proceeds from other debt, net	(12,473)	(10,106)
Payments for debt issuance costs	(2,160)	—
Net increase (decrease) in settlement assets and liabilities	(4,635)	20,084
Net cash flows from financing activities	(47,773)	(143,008)
Effect of exchange rate fluctuations on cash	4,388	(60)
Net increase in cash and cash equivalents	8,862	32,520
Cash and cash equivalents, including settlement deposits, beginning of period	214,672	184,142
Cash and cash equivalents, including settlement deposits, end of period	$223,534	$216,662
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$139,520	$134,799
Settlement deposits	84,014	81,863
Total cash and cash equivalents, including settlement deposits	$223,534	$216,662
Supplemental cash flow information
Income taxes paid	$43,915	$24,987
Interest paid	$60,597	$39,217
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2022, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 1, 2023. Results for the three and nine months ended September 30, 2023, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	September 30, 2023	December 31, 2022
Operating lease liabilities	$9,659	$11,218
Vendor financed licenses	8,378	13,525
Accrued interest	3,498	9,067
Royalties payable	2,536	3,726
Other	53,839	65,109
Total other current liabilities	$77,910	$102,645

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client, which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2023, and December 31, 2022, was $278.4 million and $328.7 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $388.0 million and $390.0 million as of September 30, 2023, and December 31, 2022, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, Banks, Merchants, and Billers, as the reporting units. As of September 30, 2023, the Company's goodwill balance of $1.2 billion was allocated $671.7 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.3 million and $17.9 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of September 30, 2023, and December 31, 2022, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Billed receivables	$177,512	$218,611
Allowance for doubtful accounts	(4,900)	(3,779)
Billed receivables, net	172,612	214,832
Current accrued receivables, net	198,154	188,949
Long-term accrued receivables, net	279,303	297,818
Total accrued receivables, net	477,457	486,767
Total receivables, net	$650,069	$701,599

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of September 30, 2023. One customer accounted for 10.1% of the Company's consolidated receivables balance as of December 31, 2022.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2022	$81,536
Deferral of revenue	87,130
Recognition of deferred revenue	(83,066)
Foreign currency translation	(1,055)
Balance, September 30, 2023	$84,545

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

Revenue allocated to remaining performance obligations was $627.6 million as of September 30, 2023, of which the Company expects to recognize approximately 41% over the next 12 months and the remainder thereafter.

During the three and nine months ended September 30, 2023, revenue recognized by the Company from performance obligations satisfied in previous periods was $23.3 million and $43.7 million, respectively.
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

The Company recognized a gain of $38.5 million on the sale during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company recognized a loss for the final post-closing adjustment pursuant to the definitive agreement of $0.5 million.

The Company and OEP have also entered into a Transition Services Agreement ("TSA"), whereby the Company will continue to perform certain functions on OEP's behalf during a migration period not expected to exceed 18 months. The TSA is meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.

4. Debt
As of September 30, 2023, the Company had $129.0 million, $539.2 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $368.2 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $2.8 million of unused borrowings under the Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to, either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1%, or (3) SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs, plus 1% or (b) a SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs, plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of September 30, 2023, was 7.42%.

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

Maturities on debt outstanding as of September 30, 2023, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2023	$19,475
2024	77,900
2025	570,798
2026	400,000
2027	—
Thereafter	—
Total	$1,068,173

As of September 30, 2023, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Term loans	$539,173	$592,729
Revolving credit facility	129,000	105,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(6,602)	(7,857)
Total debt	1,061,571	1,089,872
Less: current portion of term loans	77,900	69,906
Less: current portion of debt issuance costs	(3,550)	(4,385)
Total long-term debt	$987,221	$1,024,351

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.250% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of September 30, 2023, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2022, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements have been treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of September 30, 2023, $3.6 million was outstanding on these agreements, all of which is included in other current liabilities in the condensed consolidated balance sheet. As of December 31, 2022, $9.3 million was outstanding on these agreements, of which $5.8 million and $3.5 million is included in other current liabilities and other noncurrent liabilities, respectively.

5. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$456,840	$(351,516)	$105,324	$454,171	$(325,062)	$129,109

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended September 30, 2023 and 2022, totaled $16.3 million and $17.3 million, respectively. Software for internal use amortization expense recorded during the nine months ended September 30, 2023 and 2022, totaled $49.3 million and $51.1 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

Amortization of software for resale was computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the nine months ended September 30, 2022 totaled $0.7 million. Software for resale was fully amortized during the first quarter of 2022 and, therefore, there was no amortization expense recorded during the three months ended September 30, 2022, or the three and nine months ended September 30, 2023. The software amortization expense amount was reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$444,046	$(242,276)	$201,770	$444,749	$(219,057)	$225,692
Trademarks and trade names	21,667	(20,300)	1,367	21,678	(18,672)	3,006
Total other intangible assets	$465,713	$(262,576)	$203,137	$466,427	$(237,729)	$228,698

Other intangible assets amortization expense recorded during the three months ended September 30, 2023 and 2022, totaled $8.5 million and $8.8 million, respectively. Other intangible assets amortization expense recorded during the nine months ended September 30, 2023 and 2022, totaled $25.4 million and $27.1 million, respectively.

Based on capitalized intangible assets as of September 30, 2023, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2023	$14,853	$8,423
2024	44,330	29,311
2025	30,212	20,916
2026	12,752	20,916
2027	2,063	20,652
Thereafter	1,114	102,919
Total	$105,324	$203,137

6. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the nine months ended September 30, 2023 and 2022, totaled 101,565 and 108,149, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2022	1,221,219	$19.00
Exercised	(164,092)	19.09
Expired	(4,614)	19.63
Outstanding as of September 30, 2023	1,052,513	$18.98	1.90	$8,419,789
Exercisable as of September 30, 2023	1,052,513	$18.98	1.90	$8,419,789

The total intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022, was $0.9 million and $1.1 million, respectively. There were no stock options granted during the nine months ended September 30, 2023 or 2022.

Performance Share Awards
During the nine months ended September 30, 2023, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return multiplier. These performance awards are earned based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) net revenue growth and (ii) net adjusted EBITDA margin over the performance period as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested total shareholder return awards ("TSRs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,011,881	$39.21
Granted	233,404	26.94
Forfeited	(135,452)	40.06
Change in payout rate	(427,685)	30.01
Nonvested as of September 30, 2023	682,148	$40.62

In the first quarter of 2023, the TSRs granted in 2020 were earned by the employees. However, the performance goals were not met and no shares were issued.

The fair value of TSRs granted during the nine months ended September 30, 2023 and 2022, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected life (years)	2.9	3.1
Risk-free interest rate	3.6%	1.5%
Expected volatility	37.1%	40.0%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,184,024	$30.73
Granted	1,457,471	24.75
Vested	(553,490)	29.04
Forfeited	(433,528)	28.34
Nonvested as of September 30, 2023	1,654,477	$26.66

During the nine months ended September 30, 2023, a total of 553,490 RSUs vested. The Company withheld 165,440 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2023, there were unrecognized compensation costs of $36.4 million and $10.0 million related to nonvested RSUs and TSRs, respectively, which the Company expects to recognize over weighted average periods of 2.3 years and 1.8 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2023 and 2022, of $6.8 million and $7.1 million, respectively, with corresponding tax benefits of $1.2 million and $1.0 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2023 and 2022, of $17.5 million and $21.9 million, respectively, with corresponding tax benefits of $3.2 million and $3.0 million, respectively.
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

The Company did not repurchase any shares under the program during the nine months ended September 30, 2023. Under the program to date, the Company has repurchased 57,981,733 shares for approximately $926.2 million. As of September 30, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was $200.0 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	108,667	113,812	108,428	114,584
Add: Dilutive effect of stock options and RSUs	266	536	—	627
Diluted weighted average shares outstanding	108,933	114,348	108,428	115,211

The diluted earnings (loss) per share computation excludes 2.0 million options to purchase shares, RSUs, and contingently issuable shares during both the three months ended September 30, 2023 and 2022, as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 3.2 million and 2.0 million options to purchase shares, RSUs, and contingently issuable shares during the nine months ended September 30, 2023 and 2022, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2023, and December 31, 2022, was 108,722,535 and 108,068,828, respectively.
9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses and, for the three and nine months ended September 30, 2022, the $38.5 million gain on the divestiture. Other, net was $1.1 million and $41.5 million of income for the three months ended September 30, 2023 and 2022, respectively. Other, net was $6.4 million of expense and $45.8 million of income for the nine months ended September 30, 2023 and 2022, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Banks	$155,684	$117,439	$361,231	$391,583
Merchants	36,267	35,609	107,556	113,145
Billers	171,064	153,543	507,229	465,368
Total revenue	$363,015	$306,591	$976,016	$970,096
Segment Adjusted EBITDA
Banks	$91,010	$49,793	$167,313	$184,667
Merchants	10,296	9,781	26,751	32,243
Billers	39,186	26,348	100,056	81,029
Depreciation and amortization	(30,463)	(32,140)	(93,438)	(95,869)
Stock-based compensation expense	(6,822)	(7,126)	(17,537)	(21,884)
Corporate and unallocated expenses	(41,283)	(43,167)	(135,053)	(124,574)
Interest, net	(16,345)	(11,341)	(48,183)	(27,809)
Other, net	1,084	41,545	(6,403)	45,801
Income (loss) before income taxes	$46,663	$33,693	$(6,494)	$73,604

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$171,064	$171,064
Digital Business Banking	702	—	—	702
Merchant Payments	—	36,267	—	36,267
Fraud Management	16,543	—	—	16,543
Real-Time Payments	26,374	—	—	26,374
Issuing and Acquiring	112,065	—	—	112,065
Total	$155,684	$36,267	$171,064	$363,015

	Three Months Ended September 30, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$153,543	$153,543
Digital Business Banking	9,001	—	—	9,001
Merchant Payments	—	35,609	—	35,609
Fraud Management	14,840	—	—	14,840
Real-Time Payments	24,904	—	—	24,904
Issuing and Acquiring	68,694	—	—	68,694
Total	$117,439	$35,609	$153,543	$306,591

	Nine Months Ended September 30, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$507,229	$507,229
Digital Business Banking	2,293	—	—	2,293
Merchant Payments	—	107,556	—	107,556
Fraud Management	38,051	—	—	38,051
Real-Time Payments	72,271	—	—	72,271
Issuing and Acquiring	248,616	—	—	248,616
Total	$361,231	$107,556	$507,229	$976,016

	Nine Months Ended September 30, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$465,368	$465,368
Digital Business Banking	34,586	—	—	34,586
Merchant Payments	—	113,145	—	113,145
Fraud Management	30,169	—	—	30,169
Real-Time Payments	71,043	—	—	71,043
Issuing and Acquiring	255,785	—	—	255,785
Total	$391,583	$113,145	$465,368	$970,096

As discussed in Note 3, Divestiture, the Company divested its corporate online banking solution assets, which were included in the Digital Business Banking solution category.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Banks
Software as a service and platform as a service	$10,167	$12,394	$29,158	$40,331
License	77,779	42,188	136,980	159,569
Maintenance	48,084	44,896	142,050	138,983
Services	19,654	17,961	53,043	52,700
Total	$155,684	$117,439	$361,231	$391,583
Merchants
Software as a service and platform as a service	$30,162	$29,626	$89,660	$91,451
License	1,900	1,473	5,701	8,691
Maintenance	3,834	4,244	11,314	12,090
Services	371	266	881	913
Total	$36,267	$35,609	$107,556	$113,145
Billers
Software as a service and platform as a service	$171,040	$153,520	$507,157	$465,298
License	—	—	—	—
Maintenance	24	23	72	70
Services	—	—	—	—
Total	$171,064	$153,543	$507,229	$465,368

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
United States	$226,911	$195,571	$633,379	$604,345
Other	136,104	111,020	342,637	365,751
Total	$363,015	$306,591	$976,016	$970,096

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	September 30, 2023	December 31, 2022
Long-lived Assets
United States	$1,218,402	$1,286,505
Other	734,268	754,847
Total	$1,952,670	$2,041,352

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and nine months ended September 30, 2023 and 2022. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the nine months ended September 30, 2023 and 2022.

11. Income Taxes

For the three and nine months ended September 30, 2023, the Company's effective tax rate was 19% and 83%, respectively. The Company reported a tax charge on pretax income for the three months ended September 30, 2023 and a tax benefit on pretax loss for the nine months ended September 30, 2023, with foreign entities recognizing earnings of $47.9 million and $64.9 million, respectively.

For the three and nine months ended September 30, 2022, the Company's effective tax rate was 31% and 29%, respectively. The Company reported tax expense on pretax income for both the three and nine months ended September 30, 2022, with foreign entities recognizing earnings of $28.7 million and $87.0 million, respectively.

On July 21, 2023, the Internal Revenue Service issued Notice 2023-55 providing guidance to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023 effectively delaying the application of an unfavorable foreign tax credit regulation until 2024. As a result of this guidance, the Company recorded a tax benefit of $6.0 million during the three months ended September 30, 2023.

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

As of September 30, 2023, and December 31, 2022, the amount of unrecognized tax benefits for uncertain tax positions was $22.7 million and $26.4 million, respectively, excluding related liabilities for interest and penalties of $0.6 million.

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

The Company was named as a defendant in seven class action lawsuits filed in various federal courts purportedly on behalf of consumers whose mortgage accounts were affected by the inadvertent ACH file transmission. The Company settled these lawsuits by establishing a $5.0 million fund out of which payments will be made to class members and for attorneys’ fees and administrative costs. The $5.0 million was funded from insurance. Additional funds totaling $1.5 million could be required to be established under certain circumstances.

The inadvertent ACH file transmission also gave rise to investigations by the U.S. Consumer Financial Protection Bureau (the "CFPB") and state attorneys general in all 50 states, the District of Columbia, and certain U.S. territories as well as money transmission regulators in most of those jurisdictions. The Company settled the CFPB investigation for $25.0 million plus various undertakings. Payment was made to the CFPB and funds received from the insurance carriers during the three months ended September 30, 2023. Subsequent to September 30, 2023, the Company settled with the state money transmission regulators and attorneys general for a total of $20.0 million plus various undertakings. Funds for the state and money transmission regulator settlements were previously received from the insurance carriers and deposited into an escrow account. The Company believes that the CPFB and state undertakings will not adversely affect it.

The Company’s customer commenced an action for damages as a result of this event. The customer action remains pending and the Company presently intends to vigorously defend it. The Company expects that insurance will fund payments and costs associated with the defense of the customer action, and other claims that may be asserted against it, subject to the policy limits and other terms of the applicable policies.

Funds received from or expected to be received from insurance carriers are generally subject to the respective carriers' reservation of rights.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and nine months ended September 30, 2023, are not necessarily indicative of results that may be attained in the future.

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

Payments intelligence, fraud, and compliance. The accelerated adoption of real-time payments increases the urgency for industry-wide collaboration against fraud. As the threat of scams becomes a greater concern for emitting and receiving institutions, consumers are challenged with increased friction to prevent account take-over and criminals successfully persuading consumers to push transactions themselves, inadvertently, to mule accounts they have full control of, created with fake or synthetic identity, or simply "borrowed" with or without consent of the legit account holders. Regulators are beginning to litigate between consumers and financial institutions on the losses, and between emitting and receiving banks on the accountability for reimbursement. Banks and intermediaries, merchants, and billers are pursuing solutions to mitigate their risks while improving their customer experience, protecting their margins, and securing their revenue streams, especially with their new products and offerings. We continue to see opportunity for our advanced machine learning and network intelligence capabilities to stop criminals and enable frictionless legitimate business.

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

The Company recognized a gain of $38.5 million on the sale during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company recognized a loss for the final post-closing adjustment pursuant to the definitive agreement of $0.5 million.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2023, June 30, 2023, March 31, 2023, and December 31, 2022 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Banks	$2,173	$2,207	$2,154	$2,095
Merchants	778	810	821	810
Billers	3,484	3,396	3,395	3,390
Total	$6,435	$6,413	$6,370	$6,295

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Committed	$2,147	$2,192	$2,266	$2,338
Renewal	4,288	4,221	4,104	3,957
Total	$6,435	$6,413	$6,370	$6,295

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended September 30, 2023 Compared to the Three Month Period Ended September 30, 2022

	Three Months Ended September 30,
	2023				2022
	Amount	% of Total Revenue	$ Change vs 2022	% Change vs 2022	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$211,369	58%	$15,829	8%	$195,540	64%
License	79,679	22%	36,018	82%	43,661	14%
Maintenance	51,942	14%	2,779	6%	49,163	16%
Services	20,025	6%	1,798	10%	18,227	6%
Total revenues	363,015	100%	56,424	18%	306,591	100%
Operating expenses:
Cost of revenue	177,625	49%	5,872	3%	171,753	56%
Research and development	33,739	9%	(2,160)	(6)%	35,899	12%
Selling and marketing	29,442	8%	(3,352)	(10)%	32,794	11%
General and administrative	29,821	8%	(695)	(2)%	30,516	10%
Depreciation and amortization	30,464	8%	(1,676)	(5)%	32,140	10%
Total operating expenses	301,091	82%	(2,011)	(1)%	303,102	99%
Operating income	61,924	18%	58,435	1,675%	3,489	1%
Other income (expense):
Interest expense	(19,840)	(5)%	(5,504)	38%	(14,336)	(5)%
Interest income	3,495	1%	500	17%	2,995	1%
Other, net	1,084	—%	(40,461)	(97)%	41,545	14%
Total other income (expense)	(15,261)	(4)%	(45,465)	(151)%	30,204	10%
Income before income taxes	46,663	14%	12,970	38%	33,693	11%
Income tax expense	8,752	2%	(1,824)	(17)%	10,576	3%
Net income	$37,911	12%	$14,794	64%	$23,117	8%

Revenues
Total revenue for the three months ended September 30, 2023, increased $56.4 million, or 18%, as compared to the same period in 2022.
•The divestiture resulted in a $8.5 million decrease in total revenue for the three months ended September 30, 2023.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.3 million increase in total revenue during the three months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, total revenue for the three months ended September 30, 2023, increased $63.6 million, or 21%, as compared to the same period in 2022.

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

SaaS and PaaS revenue increased $15.8 million, or 8%, during the three months ended September 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $4.5 million decrease in SaaS and PaaS revenue for the three months ended September 30, 2023.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.9 million increase in SaaS and PaaS revenue during the three months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, SaaS and PaaS revenue for the three months ended September 30, 2023, increased $19.4 million, or 10%, as compared to the same period in 2022.
•The increase was primarily driven by higher transaction volumes during the three months ended September 30, 2023, as compared to the same period in 2022, as well as new customer go-lives since September 30, 2022.

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

License revenue increased $36.0 million, or 82%, during the three months ended September 30, 2023, as compared to the same period in 2022.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in license revenue during the three months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, license revenue for the three months ended September 30, 2023, increased $35.7 million, or 81%, as compared to the same period in 2022.
•The increase was driven by license renewal timing as well as the relative size of new license and capacity events during the three months ended September 30, 2023, as compared to the same period in 2022.

Maintenance Revenue
Maintenance revenue includes standard and premium maintenance and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $2.8 million, or 6%, during the three months ended September 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $1.6 million decrease in maintenance revenue for the three months ended September 30, 2023.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in maintenance revenue during the three months ended September 30, 2023, as compared to the same period in 2022.

•Adjusted for the impact of the divestiture and foreign currency, maintenance revenue for the three months ended September 30, 2023, increased $4.2 million or 9%, as compared to the same period in 2022.
•The increase was primarily driven by annual inflationary increases in product support fees subsequent to September 30, 2022.

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

Services revenue increased $1.8 million, or 10%, during the three months ended September 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $2.4 million decrease in services revenue for the three months ended September 30, 2023.
•Adjusted for the impact of the divestiture, services revenue for the three months ended September 30, 2023, increased $4.2 million or 27%, as compared to the same period in 2022.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended September 30, 2023, as compared to the same period in 2022.

Operating Expenses
Total operating expenses for the three months ended September 30, 2023, decreased $2.0 million, or 1%, as compared to the same period in 2022.
•During the three months ended September 30, 2023, there was a $4.4 million reduction in operating expenses related to the divestiture.
•Total operating expenses for the three months ended September 30, 2023, included $3.8 million for cost reduction strategies and $0.4 million of European data center migration expenses during the period, compared to $1.2 million of divestiture transaction-related expenses and $1.7 million of European data center migration expenses for the same period in 2022.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.1 million increase in total operating expenses during the three months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, total operating expenses for the three months ended September 30, 2023, decreased $0.1 million, as compared to the same period in 2022.

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

Cost of revenue increased $5.9 million, or 3%, during the three months ended September 30, 2023, as compared to the same period in 2022.
•During the three months ended September 30, 2023, there was a $4.1 million reduction in cost of revenue related to the divestiture.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in cost of revenue during the three months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, cost of revenue increased $9.8 million, or 6%, for the three months ended September 30, 2023, as compared to the same period in 2022.
•The increase was primarily due to higher payment card interchange and processing fees, cloud computing fees, and personnel and related expenses of $4.3 million, $3.8 million, and $1.7 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $2.2 million, or 6%, during the three months ended September 30, 2023, as compared to the same period in 2022.
•During the three months ended September 30, 2023, there was a $0.3 million reduction in R&D expense related to the divestiture.
•Adjusted for the impact of the divestiture, R&D expense decreased $1.9 million, or 5%, for the three months ended September 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower professional fees.

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

Selling and marketing expense decreased $3.4 million, or 10%, during the three months ended September 30, 2023, as compared to the same period in 2022.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in selling and marketing expense during the three months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, selling and marketing expense decreased $3.8 million, or 11%, for the three months ended September 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower personnel and related expenses, advertising and professional fees, and travel and entertainment expenses of $2.4 million, $1.0 million, and $0.5 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $0.7 million, or 2%, during the three months ended September 30, 2023, as compared to the same period in 2022.
•General and administrative expenses for the three months ended September 30, 2023, included $3.8 million for cost reduction strategies and $0.4 million of European data center migration expenses during the period, compared to $1.2 million of divestiture transaction-related expenses and $1.7 million of European data center migration expenses in the same period in 2022.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in general and administrative expense during the three months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $2.3 million, or 8%, for the three months ended September 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower professional and other legal fees.

Depreciation and Amortization
Depreciation and amortization decreased $1.7 million, or 5%, during the three months ended September 30, 2023, as compared to the same period in 2022.

Other Income and Expense
Interest expense for the three months ended September 30, 2023, increased $5.5 million, or 38%, as compared to the same period in 2022, primarily due to higher interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended September 30, 2023, increased $0.5 million, or 17%, as compared to the same period in 2022.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the three months ended September 30, 2022, other, net also included a $38.5 million gain from the divestiture. Other, net was $1.1 million and $41.5 million of income for the three months ended September 30, 2023 and 2022, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Nine Month Period Ended September 30, 2023 Compared to the Nine Month Period Ended September 30, 2022

	Nine Months Ended September 30,
	2023				2022
	Amount	% of Total Revenue	$ Change vs 2022	% Change vs 2022	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$625,975	64%	$28,895	5%	$597,080	62%
License	142,681	14%	(25,579)	(15)%	168,260	16%
Maintenance	153,436	16%	2,293	2%	151,143	16%
Services	53,924	6%	311	1%	53,613	6%
Total revenues	976,016	100%	5,920	1%	970,096	100%
Operating expenses:
Cost of revenue	537,522	55%	20,150	4%	517,372	53%
Research and development	106,122	11%	(8,226)	(7)%	114,348	12%
Selling and marketing	98,166	10%	(4,627)	(5)%	102,793	11%
General and administrative	92,675	9%	7,922	9%	84,753	9%
Depreciation and amortization	93,439	10%	(1,779)	(2)%	95,218	10%
Total operating expenses	927,924	95%	13,440	1%	914,484	95%
Operating income	48,092	5%	(7,520)	(14)%	55,612	5%
Other income (expense):
Interest expense	(58,641)	(6)%	(21,627)	58%	(37,014)	(4)%
Interest income	10,458	1%	1,253	14%	9,205	1%
Other, net	(6,403)	(1)%	(52,204)	(114)%	45,801	5%
Total other income (expense)	(54,586)	(6)%	(72,578)	(403)%	17,992	2%
Income (loss) before income taxes	(6,494)	(1)%	(80,098)	(109)%	73,604	7%
Income tax expense (benefit)	(5,387)	(1)%	(27,042)	(125)%	21,655	2%
Net income (loss)	$(1,107)	—%	$(53,056)	(102)%	$51,949	5%

Revenues
Total revenue for the nine months ended September 30, 2023, increased $5.9 million, or 1%, as compared to the same period in 2022.
•The divestiture resulted in a $32.0 million decrease in total revenue for the nine months ended September 30, 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $4.1 million decrease in total revenue during the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, total revenue for the nine months ended September 30, 2023, increased $42.0 million, or 4%, as compared to the same period in 2022.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $28.9 million, or 5%, during the nine months ended September 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $18.1 million decrease in SaaS and PaaS revenue for the nine months ended September 30, 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in $0.2 million decrease in SaaS and PaaS revenue during the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, SaaS and PaaS revenue for the nine months ended September 30, 2023, increased $47.2 million, or 8%, as compared to the same period in 2022.
•The increase was primarily driven by higher transaction volumes during the nine months ended September 30, 2023, as compared to the same period in 2022, as well as new customer go-lives since September 30, 2022.

License Revenue
License revenue decreased $25.6 million, or 15%, during the nine months ended September 30, 2023, as compared to the same period in 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.2 million decrease in license revenue during the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, license revenue for the nine months ended September 30, 2023, decreased $24.4 million, or 15%, as compared to the same period in 2022.
•The decrease was driven by license renewal timing as well as the relative size of new license agreements during the nine months ended September 30, 2023, as compared to the same period in 2022.

Maintenance Revenue
Maintenance revenue increased $2.3 million, or 2% during the nine months ended September 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $7.4 million decrease in maintenance revenue for the nine months ended September 30, 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.0 million decrease in maintenance revenue during the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, maintenance revenue for the nine months ended September 30, 2023, increased $11.7 million, or 8%, as compared to the same period in 2022.
•The increase was primarily driven by annual inflationary increases in product support fees subsequent to September 30, 2022.

Services Revenue
Services revenue increased $0.3 million, or 1%, during the nine months ended September 30, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $6.4 million decrease in services revenue for the nine months ended September 30, 2023
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in services revenue during the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, services revenue for the nine months ended September 30, 2023, increased $7.5 million, or 16%, as compared to the same period in 2022.
•The increase was primarily driven by the timing and magnitude of project-related work during the nine months ended September 30, 2023, as compared to the same period in 2022.

Operating Expenses
Total operating expenses for the nine months ended September 30, 2023, increased $13.4 million, or 1%, as compared to the same period in 2022.
•During the nine months ended September 30, 2023, there was a $18.2 million reduction in operating expenses related to the divestiture.
•Total operating expenses for the nine months ended September 30, 2023, included $19.7 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.6 million of European data center migration expenses during the period, compared to $3.4 million of European data center migration expenses and $2.6 million of divestiture transaction-related expenses for the same period in 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $4.3 million decrease in total operating expenses for the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, total operating expenses for the nine months ended September 30, 2023, increased $15.2 million, or 2%, as compared to the same period in 2022.

Cost of Revenue
Cost of revenue increased $20.2 million, or 4%, during the nine months ended September 30, 2023, as compared to the same period in 2022.
•During the nine months ended September 30, 2023, there was a $16.8 million reduction in cost of revenue related to the divestiture.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.3 million decrease in cost of revenue during the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, cost of revenue increased $39.3 million, or 8%, for the nine months ended September 30, 2023, as compared to the same period in 2022.
•The increase was primarily due to higher payment card interchange and processing fees, personnel and related expenses, and cloud computing fees of $19.6 million, $11.6 million, and $8.7 million, respectively.

Research and Development
R&D expense decreased $8.2 million, or 7%, during the nine months ended September 30, 2023, as compared to the same period in 2022.
•During the nine months ended September 30, 2023, there was a $1.3 million reduction in R&D expenses related to the divestiture.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.0 million decrease in R&D expense during the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, R&D expense decreased $5.9 million, or 5%, for the nine months ended September 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower professional fees and personnel and related expenses of $4.9 million and $1.0 million, respectively.

Selling and Marketing
Selling and marketing expense decreased $4.6 million, or 5%, during the nine months ended September 30, 2023, as compared to the same period in 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in selling and marketing expense for the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, selling and marketing expense decreased $4.2 million, or 4%, for the nine months ended September 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower personnel and related expenses.

General and Administrative
General and administrative expense increased $7.9 million, or 9%, during the nine months ended September 30, 2023, as compared to the same period in 2022.
•General and administrative expenses for the nine months ended September 30, 2023, included $19.7 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.6 million of European data center migration expenses during the period, compared to $3.4 million of European data center migration expenses and $2.6 million of divestiture transaction-related expenses during the same period in 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.5 million decrease in general and administrative expenses during the nine months ended September 30, 2023, as compared to the same period in 2022.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $12.3 million, or 16%, for the nine months ended September 30, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower personnel and related expenses and professional and other legal fees of $9.2 million and $3.1 million, respectively.

Depreciation and Amortization
Depreciation and amortization decreased $1.8 million, or 2%, during the nine months ended September 30, 2023, as compared to the same period in 2022.

Other Income and Expense
Interest expense for the nine months ended September 30, 2023, increased $21.6 million, or 58%, as compared to the same period in 2022, primarily due to higher interest rates.

Interest income for the nine months ended September 30, 2023, increased $1.3 million, or 14%, as compared to the same period in 2022.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the nine months ended September 30, 2022, other, net also included a $38.5 million gain from the divestiture. Other, net was $6.4 million of expense and $45.8 million of income for the nine months ended September 30, 2023 and 2022, respectively.

Income Taxes
See Note 11, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 10, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Banks	$155,684	$117,439	$361,231	$391,583
Merchants	36,267	35,609	107,556	113,145
Billers	171,064	$153,543	507,229	465,368
Total revenue	$363,015	$306,591	$976,016	$970,096
Segment Adjusted EBITDA
Banks	$91,010	$49,793	$167,313	$184,667
Merchants	10,296	9,781	26,751	32,243
Billers	39,186	26,348	100,056	81,029
Depreciation and amortization	(30,463)	(32,140)	(93,438)	(95,869)
Stock-based compensation expense	(6,822)	(7,126)	(17,537)	(21,884)
Corporate and unallocated expenses	(41,283)	(43,167)	(135,053)	(124,574)
Interest, net	(16,345)	(11,341)	(48,183)	(27,809)
Other, net	1,084	41,545	(6,403)	45,801
Income (loss) before income taxes	$46,663	$33,693	$(6,494)	$73,604

Banks Segment Adjusted EBITDA decreased $4.1 million for the three months ended September 30, 2023 due to the divestiture. Excluding the divestiture, Banks Segment Adjusted EBITDA increased $45.3 million for the three months ended September 30, 2023, compared to the same period in 2022, due to a $46.7 million increase in revenue primarily related to a increase in license revenues, partially offset by a $1.4 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA increased $0.5 million for the three months ended September 30, 2023, compared to the same period in 2022, due to a $0.7 million increase in revenue, partially offset by a $0.2 million increase in cash operating expense.

Billers Segment Adjusted EBITDA increased $12.8 million for the three months ended September 30, 2023, compared to the same period in 2022, due to a $17.5 million increase in revenue, partially offset by a $4.7 million increase in cash operating expense, primarily for payment card interchange and other processing fees.

Banks Segment Adjusted EBITDA decreased $14.0 million for the nine months ended September 30, 2023 due to the divestiture. Excluding the divestiture, Banks Segment Adjusted EBITDA decreased $3.4 million for the nine months ended September 30, 2023, compared to the same period in 2022, due to a $5.1 million increase in cash operating expense, partially offset by a $1.7 million increase in revenue.

Merchants Segment Adjusted EBITDA decreased $5.5 million for the nine months ended September 30, 2023, compared to the same period in 2022, due to a $5.6 million decrease in revenue.

Billers Segment Adjusted EBITDA increased $19.0 million for the nine months ended September 30, 2023, compared to the same period in 2022, due to a $41.9 million increase in revenue, partially offset by a $22.9 million increase in cash operating expense, primarily for payment card interchange and other processing fees.

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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2023, we had $139.5 million of cash and cash equivalents, of which $40.1 million was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of September 30, 2023, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2023.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$139,520	$124,981
Availability under revolving credit facility	368,200	393,500
Total liquidity	$507,720	$518,481

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of September 30, 2023, the full $75.0 million was available.

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

We did not repurchase any shares under the program during the nine months ended September 30, 2023. Under the program to date, we have repurchased 57,981,733 shares for approximately $926.2 million. As of September 30, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $200.0 million. See Note 7, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used by):
Operating activities	$82,774	$101,966
Investing activities	(30,527)	73,622
Financing activities	(47,773)	(143,008)

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
Cash flows provided by operating activities were $19.2 million lower for the nine months ended September 30, 2023, compared to the same period in 2022. Our operating cash flows for the current year decreased primarily due to $18.9 million more in income tax payments, which are based upon higher pre-tax income in the previous year, $21.4 million more in interest payments due to increase in interest rates, and the net loss for the nine months ended September 30, 2023, compared to net income for the same period in 2022, partially offset by $36.2 million more in customer receipt collections on higher prior year-end receivable balances.

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
During the first nine months of 2023, we used cash of $30.5 million to purchase software, property, and equipment, as compared to $26.5 million during the same period in 2022. During the first nine months of 2022, we received net proceeds of $100.1 million from the divestiture.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first nine months of 2023, we repaid $53.6 million on the Term Loans, $12.5 million of other debt payments, and $2.2 million of debt issuance costs. In addition, we used $4.2 million for the repurchase of stock-based compensation awards for tax withholdings, and $4.6 million for settlement assets and liabilities due to processing timing. We received net proceeds of $24.0 million on the Revolving Credit Facility, and proceeds of $5.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first nine months of 2022, we used the proceeds from the divestiture to partially fund repayments of $70.8 million on the Term Loans and $10.1 million of other debt payments. In addition, we used $90.9 million to repurchase common stock and $5.8 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $10.0 million on the Revolving Credit Facility, proceeds of $4.6 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $20.1 million from settlement assets and liabilities due to processing timing.
Contractual Obligations and Commercial Commitments
For the nine months ended September 30, 2023, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2022.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2023. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates on these investments at September 30, 2023, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.1 million annually.

We had approximately $1.1 billion of debt outstanding as of September 30, 2023, with $668.2 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 7.42% as of September 30, 2023. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $5.0 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 12 , Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2022, other than as described below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
We are involved in investigations, lawsuits and other proceedings that are expensive, time-consuming and could seriously harm to our business.
We are involved in lawsuits, including class-action lawsuits, and government investigations relating to the conduct of our business. For example, in April 2021, ACH files associated with one of our mortgage servicing customers were inadvertently transmitted into the ACH network during a test of our payment processing system. We took immediate corrective action and issued reversing ACH files, restoring affected accounts. Private plaintiffs initiated seven class action lawsuits, the Consumer Financial Protection Bureau, state regulators and state attorneys general initiated investigations and our customer commenced an action for damages as a result of this event. We have settled the class action lawsuits and the investigations by federal and state regulatory authorities and state attorneys general arising out of the event. The customer action remains pending and we presently intend to vigorously defend it. We expect that insurance will fund substantially all of the payments and costs associated with these settlements, including lawyers’ fees as well as the defense of the customer action, and any other claims that may be asserted against it or that it may assert arising from the event, subject to the retained limits and other terms of the applicable policies. See Legal Proceedings in Note 12, Commitments and Contingencies, to our Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a discussion of these matters.

Damage claims in lawsuits, and fines and penalties imposed by governmental agencies, can be substantial, and injunctive or other remedies imposed by governmental agencies can be costly to implement. Any litigation may result in an onerous or unfavorable judgment that might not be reversed on appeal, or we may decide to settle lawsuits or resolve government investigations on adverse terms. Any such negative outcomes could result in the payment of substantial monetary damages or penalties that are not funded by insurance or require changes to our products or business practices that materially affect us. Even where the ultimate outcome of any such litigation or regulatory proceeding may be favorable, defending against claims and responding to regulatory proceedings is costly and can impose a significant burden on us.

The existence of lawsuits and investigations, and any adverse outcome, may create negative publicity for the Company and undermine our goodwill with customers. Competitors may use these lawsuits and investigations against us in the marketplace, making it difficult for us to attract new customers and retain our existing customers.

We are subject to consent orders and other compliance agreements (the “Consent Orders and Compliance Agreements ”) entered into in connection with the settlement of state and federal regulators’ investigations. Failure to comply with the Consent Orders and Compliance Agreements could result in further, and more significant, enforcement actions against us.
We are required to conduct our operations in compliance with the Consent Orders and Compliance Agreements. While we have complied with the Consent Orders and Compliance Agreements, and have implemented processes by which we believe we will maintain compliance with the Consent Orders and Compliance Agreements going forward, we cannot be certain that we will maintain compliance with the Consent Orders and Compliance Agreements in all instances. In the event that we are deemed to be non-compliant with the terms of the Consent Orders and/or Compliance Agreements, the state and/or federal regulators have the authority to subject us to additional, and potentially more significant, corrective actions and could seek to initiate further enforcement actions against us, including seeking civil money penalties. Any failure by us to comply with the terms of the Consent Orders and Compliance Agreements or additional actions could adversely affect our business, financial condition and results of operations. In addition, our competitors may not be subject to similar actions, which could limit our ability to compete effectively.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2023 through July 31, 2023	—		$—	—	$200,000,000
August 1, 2023 through August 31, 2023	37,479	(1)	23.53	—	200,000,000
September 1, 2023 through September 30, 2023	63	(1)	22.14	—	200,000,000
Total	37,542		$23.53	—

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended September 30, 2023, 114,948 shares of RSUs vested. We withheld 37,542 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. On February 24, 2023, the board approved the repurchase of the Company's common stock of up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of September 30, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $200.0 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

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
(8)Incorporated herein by reference to Exhibit 10.05 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2023.
(9)Incorporated herein by reference to Exhibit 10.06 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2023.
(10)Incorporated herein by reference to Exhibit 10.07 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2023.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACI WORLDWIDE, INC. (Registrant)

Date: November 2, 2023	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)