Form 10-K
period 2023-12-31
ACI WORLDWIDE, INC.
filed 2024-02-29
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-25346
_________________________________
ACI WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)
_________________________________

Delaware			47-0772104
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6060 Coventry Drive	Elkhorn,	Nebraska	68022
(Address of principal executive offices)			(Zip code)
(402) 390-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $23.17 was $1,932,768,415. For purposes of this calculation, executive officers, directors, and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.
As of February 27, 2024, there were 106,412,716 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 4, 2024, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Forward-Looking Statements
For purposes of this Annual Report on Form 10-K, the terms “ACI,” “ACI Worldwide,” the “Company,” “we,” “us,” and “our” refer to ACI Worldwide, Inc. and its consolidated subsidiaries. This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and may include words or phrases such as “believes,” “will,” “expects,” “anticipates,” “intends,” and words and phrases of similar impact. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

Global Economy and Inflation
Since 2022 and during the year ended December 31, 2023, the global economy has experienced high inflation, increased interest rates, and pressures on gross domestic product. While we believe our business is resilient and can generally weather unusually high levels of inflation, inflationary pressures have had some impact on our 2023 financial performance. Specifically, inflation had impacted our interchange costs associated with the Biller segment.

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

ACI's solutions and services are used globally by banks, intermediaries, merchants, and billers, such as third-party digital payment processors, payment associations, switch interchanges, and a wide range of transaction-generating endpoints, including automated teller machines (“ATM”), merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites. The authentication, authorization, switching, settlement, fraud-checking, and reconciliation of digital payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of participants in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and are conducted 24 hours a day, seven days a week.

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

Fiscal 2022 Divestiture
Corporate Online Banking Solutions
On September 1, 2022, we sold our corporate online banking solutions related assets and liabilities to One Equity Partners for $100.0 million, and a net working capital adjustment. The sale included employees and customer contracts as well as technology assets and intellectual property.

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
ACI’s payment solutions support intermediaries, such as processors, networks, payment service providers (“PSPs”), and new financial technology ("fintech") entrants. We offer these customers scalable solutions that strategically position them to innovate and achieve growth and cost efficiency, while protecting them against fraud. Our solutions also allow new entrants in the digital marketplace to access innovative payment schemes, such as the U.S. FedNow and RTP from The Clearing House, the U.K. Faster Payments New Access Model, Singapore FAST, India Unified Payments Interface ("UPI"), the Payments Network Malaysia ("PayNet"), Real-time Retail Payments Platform ("RPP"), and others.

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

Solutions
ACI is a global software company that provides mission-critical, real-time payment solutions to corporations. Customers use our proven, scalable, and secure solutions to process and manage digital payments, enable omni-commerce payments, present and process bill payments, and manage fraud and risk. We combine our global footprint with local presence to drive the real-time digital transformation of payments and commerce. Our strategic solution areas include the following:

Issuing and Acquiring
ACI offers comprehensive consumer payment solutions ranging from core payment engines to back-office support that enable banks and intermediaries to compete effectively in today’s real-time, open payments ecosystem.
ACI® Acquiring™ is a solution that helps merchant acquirers and ATM acquirers process credit, debit, and prepaid card transactions, deliver digital innovation, improve fraud prevention, and reduce interchange fees.
ACI Issuing™ is a digital payments issuing solution that helps issuers process card transactions, accelerate innovation, give customers new payment offerings, and deliver innovative security, with flexible cloud-based or on-premises deployment.
ACI Enterprise Payments Platform™ is a market-leading technology that provides payment players global payment processing and orchestration capabilities for all digital payments, including high- and low-value payments, real-time and alternative payments, and cards.

Real-Time Payments
ACI supports both low- and high-value real-time payment processing for banks and intermediaries globally, ensuring multi-bank, multi-currency, and 24x7 payment processing capabilities, as well as complete and ongoing regulatory compliance.
ACI Low Value Real-Time Payments™ is a platform with a complete range of capabilities for processing real-time payments, including origination, processing, orchestration, clearing and settlement, fraud detection, and connectivity.
ACI High Value Real-Time Payments™ is a global payments engine that offers multi-bank, multi-currency, and 24x7 payment processing capabilities, as well as SWIFT messaging with seamless integrations to multiple clearing and settlement mechanisms.

Merchant Payments (ACI Payments Orchestration PlatformTM)
ACI offers merchants a secure and scalable payments platform with the flexibility to support in-store, online, and mobile payments.

ACI Payments Orchestration Platform is a holistic, intelligent payments platform that orchestrates and optimizes payments by combining a powerful payments gateway with multilayered fraud management, advanced business intelligence tools, and access to an extensive global network of acquirers, third-party providers, and alternative payment methods.
ACI Fraud Management™ for Merchants, ACI’s multi-layered fraud management solution, supports merchants with a comprehensive, real-time approach to fraud management that uses a combination of patented incremental machine learning, fraud and payments data, predictive and behavioral analytics, positive profiling, customized fraud strategies, expert support, and consortium data to help prevent fraud and reduce the burden of compliance, delivered as a multi-tenant platform, as a service, or deployed in the public cloud or on premises. It enables customers to protect their payments end to end from the customer check-in to payment and post authorization, enhancing the customer experience.

Payments Intelligence and Risk Management
ACI’s data engine uses powerful analytics to deliver robust and precise real-time decisioning, prevention, and detection capabilities to banks and intermediary customers.
ACI Fraud Management for financial institutions offers banks and intermediaries a comprehensive, real-time approach to fraud management that uses a combination of machine learning, fraud and payments data, and advanced analytics to help prevent fraud and reduce the burden of compliance, delivered as a service, or deployed in the public cloud or on premises.

Bill Payment
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

On Premises, On Demand, or Hybrid Software Delivery Options
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

Partnerships and Industry Participation
We have two major types of third-party product partners: 1) technology partners, or industry leaders with whom we work closely that drive key industry trends and mandates, and 2) business partners, where we either embed the partners’ technology in ACI products, host the partners’ software in ACI’s cloud as a part of our cloud offerings, or jointly market solutions that include the products of the other company.

Technology partners help us add value to our solutions and stay abreast of current market conditions and industry developments such as standards. In addition, ACI has membership in or participates in the relevant committees of several industry associations, such as the International Organization for Standardization (“ISO”), Accredited Standards Committee ("ASC") X9, ATM Industry Association ("ATMIA"), Financial Services, Nexo Standards, U.K. Cards Association, U.S. Payments Forum, and the PCI Security Standards Council. These partnerships provide direction as it relates to the specifications that are used by the card schemes, real-time payment standards, and, in some cases, hardware vendors. These organizations typically look to ACI as a source of knowledge and experience to be shared in conjunction with creating and enhancing their standards. The benefit to ACI is having the opportunity to influence these standards with concepts and ideas that will benefit the market, our customers, and ACI.

ACI also holds important positions at different payment advisory leader groups worldwide, including advisory board membership with the Faster Payments Council in the U.S., global advisory board membership with the Merchant Risk Council ("MRC"), and a key stakeholder membership with the European Payments Council ("EPC").

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

We have alliances with our technology partners Microsoft Corporation, Amazon, Google, HPE, IBM, and Oracle USA, Inc. (“Oracle”), whose industry-leading hardware, software, and cloud-based infrastructure services are utilized by and in delivery of ACI’s products. These partnerships allow us to understand developments in the partners’ technology and to utilize their expertise in topics like sizing, scalability, and performance testing.

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

In addition, ACI education services with instructor-led courses include both theory and practical sessions to allow students to work though real business scenarios and put their newly learned skills to use. This hands-on approach ensures that the knowledge is retained, and the student is more productive upon their return to the workplace. Some training topics are further supplemented by self-paced eLearning, available to students on demand to support their skills journey. ACI’s education courses provide students with knowledge at all levels to enhance and improve their understanding of ACI products. ACI also provides further, more in-depth technical courses that allow students to use practical labs to enhance what they have learned in the classroom. The ACI trainers' ability to understand customers' systems means ACI may also provide tailored course materials for individual customers. Depending on the products purchased, training may be conducted at a dedicated education facility at one of ACI’s offices, online, on demand, or at the customer site.

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

We periodically provide new product releases, which often contain minor product enhancements, that are typically provided at no additional fee for customers under standard customer support agreements. Agreements with our customers permit us to charge for substantial product enhancements that are not provided as part of the standard or premium customer support agreement.

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

Key competitors by solution area include the following:
Issuing, Acquiring, and Real-Time Payments
The third-party software competitors for ACI’s Issuing, Acquiring, and Real-Time Payments solutions include Fidelity National Information Service, Inc. ("FIS"), Finastra, Fiserv, Inc. ("Fiserv"), NCR, OpenWay Group, Total System Services, Inc. (Global Payments), and Volante, as well as small, regionally-focused companies such as BPC Banking Technologies, CR2, Financial Software and Systems, Form3, HPS, Icon Solution, Lusis Payments Ltd., Opus Software Solutions Private Limited, PayEx Solutions AS, Renovite, and RS2. Primary digital payment processing competitors in this area include global entities such as Atos Origin S.A., Fiserv, Mastercard, SiNSYS, and VISA, as well as regional or country-specific processors.

Payments Orchestration
Competitors for merchant payments (ACI Payments Orchestration Platform) come from both third-party software and service providers, as well as service organizations run by major banks. Third-party software and service competitors include Adyen, Cybersource (VISA Acceptance Solutions), Fiserv, Ingenico Group, NCR, Square, Inc., Tender Retail Inc., VeriFone Systems, Inc., Worldpay Inc. (FIS), and Worldline.

We are also competing in some areas with the traditional orchestration layer providers such as IXOpay, Payoneer, Nuvei, and Spreedly.

Fraud Management
Principal competitors for our ACI Fraud Management solution are Accertify (American Express), BAE Systems, Cybersource (VISA), Fair Isaac Corporation, Featurespace, Feedzai, FIS, Fiserv, Forter, Kount, NCR, NICE LTD, and SAS Institute, Inc., as well as dozens of smaller companies focused on niches of this segment such as device identification and anti-money laundering.

Bill Payments
The principal competitors for our ACI Speedpay bill payment solution are Aliaswire Inc., CSG Systems International, Inc., FIS, Fiserv, Invoice Cloud, Inc., Jack Henry & Associates, Inc., Kubra Customer Interaction Management, Nelnet, Inc. and Affiliates, NIC, Paymentus Corp., PayNearMe, Repay, TouchNet Information Systems, Inc., Transact, and Worldpay Inc. (FIS), as well as smaller vertical-specific providers.

Research and Development
Our product development efforts focus on new products while continuing to increase the functionality of existing products. To ensure we are building for the market, we facilitate user group meetings to help us determine our product and solution strategy, development plans, and aspects of customer support. The user groups are generally organized geographically or by product lines. We believe that the timely development of new applications and enhancements is essential to maintaining our competitive position in the market.

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

Customers
We provide software products and solutions to our banks, intermediary, and merchants customers worldwide. Our biller products and solutions are sold in the United States. As of December 31, 2023, we serve more than 6,000 organizations, including all 10 of the top 10 banks worldwide, as measured by asset size, and 80,000+ merchants directly and through payment service providers, and we have customers in 95+ countries on six continents. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2023, 2022, and 2021. No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2023. One customer accounted for 10.1% of the Company's consolidated receivables balance as of December 31, 2022.

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

We distribute the products of other vendors where they complement our existing product lines. We are typically responsible for the sales and marketing of the vendors' products, and agreements with these vendors generally provide for revenue sharing based on relative responsibilities.

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

Money Transfer. ACI Payments, Inc., our EBPP affiliate, is registered as a Money Services Business. Accordingly, we are subject to the USA Patriot Act and reporting requirements of the Bank Secrecy Act and United States ("U.S.") Treasury Regulations. These businesses may also be subject to certain state and local licensing requirements. The Financial Crimes Enforcement Network (“FinCEN”), state attorneys general, and other agencies have enforcement responsibility over laws relating to money laundering, currency transmission, and licensing. In addition, most states have enacted statutes that require entities engaged in money transmission to register as a money transmitter with that jurisdiction’s banking department. We have implemented policies, procedures, and internal controls that are designed to comply with all applicable anti-money laundering laws and regulations. ACI has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on external threats to the U.S. foreign policy, national security, or economy; by other governments; or by global or regional multilateral organizations, such as the United Nations Security Council and the European Union as applicable.

Human Capital
As of December 31, 2023, we had 3,212 employees worldwide, with 1,427 employees in the Americas, 890 employees in Europe, the Middle East, and Africa ("EMEA"), and 895 employees in Asia Pacific. ACI emphasizes a diverse and inclusive workplace, with approximately 30 sites in over 40 countries. Globally, 35% of our employees are women. We are committed to ensuring employees feel safe and respected, regardless of race, color, age, gender, disability, minority, sexual orientation, or any other protected class. Employees have the ability to challenge themselves and continue to grow through various assignments, projects, and development programs. We strive to offer competitive salaries and benefits to all employees, and we continuously monitor salary ranges in our market areas.

Retention
Our voluntary regrettable turnover, or our turnover of high performers, through December 31, 2023 was 8%, which compares favorably to industry turnover rates. We are pleased with our retention and will continue to employ strategies to retain and engage our global employees.

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

Executive Officers of the Registrant
As of February 29, 2024, our executive officers, their ages, and their positions were as follows:

Name	Age	Position
Thomas W. Warsop, III	57	President, Chief Executive Officer, and Director
Scott W. Behrens	52	Chief Financial Officer
Alessandro Silva	47	Chief Revenue Officer
Debbie Guerra	60	Chief Product Officer
Abe Kuruvilla	52	Chief Technology and Operations Officer

Mr. Warsop was appointed President and Chief Executive Officer on June 1, 2023. Mr. Warsop joined the ACI Board of Directors in June 2015 and became non-executive Chairman in June 2022. He has led various portfolio companies for several leading private equity firms since 2012, including One Call Care Management, York Risk Services Group, and The Warranty Group. He served as Group President at Fiserv, Inc., a provider of technology solutions to the financial industry, from 2007 to 2012. He served in various capacities at Electronic Data Systems for 17 years, including President of its Business Process Outsourcing unit in Asia Pacific, Vice President in the United Kingdom, and Vice President of Global Financial Services.

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

Mr. Silva serves as Executive Vice President and Chief Revenue Officer. Since joining ACI in 2021, Mr. Silva served as head of international markets and was responsible for driving commercial strategy and strengthening ACI’s sales and customer success capabilities in Latin America, Europe, Asia Pacific, Middle East and Africa. Prior to joining ACI, Mr. Silva held various sales and general manager roles in the U.S, Canada, Latin America and Europe, while working for Western Union, GE Capital, The Carlyle Group and Credicard. Mr. Silva is fluent in English, Spanish, and Portuguese. He holds a bachelor’s degree in business administration from Universidade Mackenzie in São Paulo and a Master of Business Administration from USP-Universidade de São Paulo. He extended his education at INSEAD, the Harvard Business School and the University of Chicago Booth School of Business.

Ms. Guerra serves as Executive Vice President and Chief Product Officer. Ms. Guerra joined ACI in 2019 and is a seasoned payments industry executive with over three decades of experience spanning payments, fintech, consulting and IT services. Prior to joining ACI, Ms. Guerra led First Data’s small and midsize direct business and merchant portfolios in Brazil and the U.S. while also managing financial institution referral relationships. She also held senior leadership roles at Unisys and spent time as a management consultant with PricewaterhouseCoopers. Ms. Guerra is fluent in English, Portuguese, and Spanish. She was one of the early female graduates of the United States Military Academy at West Point and holds a Bachelor of Science degree in engineering.

Mr. Kuruvilla was appointed as Executive Vice President and Chief Technology Officer on October 30, 2023. Prior to joining ACI, Mr. Kuruvilla served as Chief Information Officer at CoreLogic, Inc., where he led all aspects of technology strategy, engineering, cyber security, internal systems, and IT operations. Prior to that he served as Chief Information Officer at Dell Financial Services. Earlier in his career, Mr. Kuruvilla held technology leadership roles at De Lage Landen Financial Services, a wholly owned subsidiary of Rabobank. Mr. Kuruvilla holds a bachelor's degree in electrical and computer engineering and a Master of Business Administration from Drexel University.
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

We also use a limited amount of software licensed by its authors or other third parties under so-called “open source” licenses and may continue to use such software in the future. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. Additionally, the terms of many open source licenses have not been interpreted by United States or other courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In addition to risks related to license requirements, usage of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software.

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

Recent events in eastern Europe and the Middle East present challenges and risks to us, and no assurances can be given that current or future developments would not have a material adverse effect on our business, results of operations and financial condition.
The crises in eastern Europe and the Middle East continues to be a challenge to global companies, including us. We currently have an office with 48 employees in Russia, a customer in Russia, and customers located in the Middle East. The U.S. and other global governments have placed restrictions on how companies may transact with, and provide services or solutions to, parties in these regions, particularly Russia, Belarus and restricted areas in Ukraine. We are currently in the process of closing our office in Russia and terminating our agreement with our customer in Russia, and do not expect to incur material expenses in connection with such activities. We believe the closure and termination will help us comply with our obligations under the various requirements in the U.S. and around the world. While it is difficult to estimate the impact on our business and financial position of our augmented operations with respect to businesses in Russia, Belarus, the restricted areas in Ukraine, and in the Middle East and the current or future sanctions, such changes could have adverse impacts on us in future periods. In addition, no assurances can be given that additional developments in the impacted regions, and responses thereto from the U.S. and other global governments, would not have a material adverse effect on our business, results of operations and financial condition.

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

Our business could be harmed if we fail to comply with privacy and cybersecurity laws and regulations imposed on providers of services to financial institutions.
As a provider of services to financial institutions, we may be bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with applicable laws and regulations, including the EU GDPR, CCPA, and other laws, we could be exposed to regulatory investigations and actions, lawsuits for breach of contract or to governmental or consumer claims, our customer relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new customers. Compliance with these and new laws could involve substantial expenses and divert resources from other initiatives and projects. More restrictive privacy and cybersecurity laws adopted in the future could have an adverse impact on our business.

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

We are subject to consent orders and other compliance agreements (the “Consent Orders and Compliance Agreements”) entered into in connection with the settlement of state and federal regulators’ investigations. Failure to comply with the Consent Orders and Compliance Agreements could result in further, and more significant, enforcement actions against us.
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
We are subject to income and non-income based taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax liabilities and other tax liabilities. We believe that our tax-saving strategies comply with applicable tax law. If the governing tax authorities have a different interpretation of the applicable law and successfully challenge any of our tax positions, our financial condition, cash flows and/or results of operations could be adversely affected.

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

The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we do business remain focused on the taxation of multinational corporations. The OECD, which represents a coalition of member countries, including the U.S., is contemplating changes to numerous longstanding tax principles, including ensuring all companies pay a 15% global minimum tax through the enactment of Pillar Two Model Rules (“Pillar Two”) and expanding taxing rights of market countries. Pillar Two is expected to be applicable to us beginning January 1, 2024; however, the timing of implementation of Pillar Two rules at the local country level is uncertain. The specific Pillar Two measures requiring adoption will vary among participating countries. Significant uncertainty remains regarding the implementation and impact of these initiatives, which could adversely affect our business or financial results.

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
Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2023. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management Strategy
Our cybersecurity risk management strategy is comprised of several key elements and is overseen by our Global Information Security team ("GIS"), which is incorporated into our Enterprise Risk Management ("ERM") function. The oversight of our cybersecurity risk is integrated into our ERM processes and procedures. Our ERM framework integrates our information technology and data management systems and related policies and practices into the larger framework to help guide and prioritize our cybersecurity and information technology-related investments, activities, and risk management strategy. We leverage a variety of risk methodologies and technologies to mitigate the risk of cybersecurity threats and incidents. We have a multi-layer, in-depth approach to technology solutions, including employing applications and tool suites used for perimeter, network, end point and application security, as well as for data recovery, in each case tailored to our systems, data, risk profile and mitigation strategy. At least annually, we review cybersecurity risk as part of our ERM processes and integrate those findings into our overall cybersecurity strategy.

We utilize threat intelligence services from multiple organizations, allowing us to proactively respond to emerging cybersecurity threats. We have also taken steps to address cybersecurity threats at third parties, including service providers, that handle, possess, process, and store our material information. Our Third-Party Risk Management program requires that these third parties maintain certain security controls and we assess their compliance with these requirements.

We have a cybersecurity training program that covers a variety of topics designed to educate our employees about the importance of cybersecurity awareness, highlight typical cybersecurity-related risks and issues (such as phishing attacks and other methods used to attempt to infiltrate systems), and test that awareness using knowledge assessments and simulations. The training is administered to employees on an annual basis, and we use a third-party provider for the content to ensure that the training is periodically updated to incorporate new cybersecurity-related developments and best practices.

In the event of a reported potential cybersecurity incident, GIS determines whether such incident triggers our cybersecurity threat evaluation and response plan (the “Response Plan”). If triggered, our cybersecurity response team, which includes representatives from GIS, our business team, and executive leadership, as needed under the circumstances (the “Cyber Response Team”), is convened. Members of the Cyber Response Team are responsible for developing, recommending and implementing the necessary measures to address the cybersecurity incident, including assessing, containing and mitigating its impact, notifying members of our management, the Audit Committee and the full Board of the cybersecurity incident, and coordinating external communications, in each case as appropriate under the circumstances. The Cyber Response Team is responsible for implementing and monitoring the effectiveness of any remediation plan adopted as a result of the cybersecurity incident.

Our cybersecurity policies, standards, processes, controls, and practices are periodically assessed by third-party consultants. These assessments address a variety of activities including information security maturity assessments, audits, regulatory compliance assessments, and independent reviews of our information security control environment and operating effectiveness. The results of assessments are reported to the Board and Audit Committee. Cybersecurity processes are adjusted based on the information provided from these assessments.

Governance
GIS oversees our cybersecurity program and is responsible for identifying, assessing, monitoring, managing and communicating our cybersecurity risks. GIS is led by our Chief Information Security Officer (“CISO”) and is comprised of information security professionals with a variety of cybersecurity certifications and accreditations. GIS is aided by the Executive Risk Management Committee, which is comprised of senior leaders and subject matter experts throughout our company, including our Chief Information Security Officer (“CISO”) and Chief Compliance Officer (“CCO”), who serve on the committee to assess and mitigate specific business unit risks, promote an understanding of potential issues, and provide risk resolution and prevention support. GIS and the Executive Risk Management Committee are responsible for keeping the Audit Committee apprised of developments with respect to our cybersecurity strategy and risks.

Our CISO has served in various roles in information technology and information security for more than 30 years, including serving as the Chief Information Security Officer at two other large public companies and has been with ACI since 2015. Our CCO has over 30 years of experience in compliance program leadership and process design, risk management and financial services operations, including serving as Head of Compliance for several banking and financial services technology organizations including two other publicly traded companies.

The Audit Committee oversees our cybersecurity strategy and risks. The Audit Committee is provided with cybersecurity strategy and risk updates on a quarterly, or as needed, basis. In addition, the Board is provided with an annual cybersecurity update that addresses similar topics to those discussed with the Audit Committee on a quarterly basis.
ITEM 2. PROPERTIES
We lease office space in Elkhorn, Nebraska, for our principal executive offices. As of the end of 2023, we owned and leased a total of approximately 286,000 square feet of office and data center space in the United States and leased approximately 332,000 square feet of office and data center space outside the United States, primarily in India, Ireland, South Africa, Romania, and Singapore.

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

As of February 27, 2024, there were 229 holders of record of our common stock. A substantially greater number of shareholders hold our common stock in “street name”, or as beneficial holders whose shares are held in the name of banks, brokers, or other financial institutions.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

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

Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 through October 31, 2023	—	$—	—	$200,000,000
November 1, 2023 through November 30, 2023 (1)	35,997	26.10	—	200,000,000
December 1, 2023 through December 31, 2023 (1)	939,764	29.36	939,567	172,413,000
Total	975,761	$29.24	939,567

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plans, (the "2016 Incentive Plan" and "2020 Incentive Plan"), we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended December 31, 2023, 112,536 shares of RSUs vested. We withheld 36,194 of these RSUs to pay the employees’ portion of the applicable minimum payroll withholding taxes.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. On February 24, 2023, the board approved the repurchase of the Company's common stock for up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of December 31, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $172.4 million.

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

The graph above compares ACI Worldwide, Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index and the S&P MidCap 400 Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2018, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. This information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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

Our products are sold and supported directly and through distribution networks covering three geographic regions – the Americas, EMEA, and Asia Pacific. Each region has its own globally coordinated sales force, supplemented with local independent reseller and/or distributor networks. Our products and solutions are marketed under the ACI Worldwide brand and used globally by banks and intermediaries, merchants, and billers, such as third-party electronic payment processors, payment associations, switch interchanges, and a wide range of transaction-generating endpoints, including ATMs, merchant POS terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites.

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

Our business and operating results are influenced by trends such as information technology spending levels, the growth rate of digital payments, mandated regulatory changes, and changes in the number and type of customers in the financial services industry, as well as economic growth, and purchasing habits.

Key trends that currently impact our strategies and operations include:
Increasing digital payment transaction volumes. The adoption of digital payments continues to accelerate, propelled by the digitization of cash, financial inclusion efforts of countries throughout the world, the Internet of Things, rapid growth of eCommerce and the adoption of real-time payments. COVID-19 further accelerated this growth as more people, governments, and businesses embraced digital payments - a change that has continued. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume, through the sale of capacity upgrades to existing customers, and through the scalability of our platform-based solutions.

Adoption of real-time payments. Expectations from both consumers and businesses are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format, which is delivering greater value to banks and their customers. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth and new payment types. Mature markets, including India, the United Kingdom, Australia, Malaysia, Singapore, Thailand, and the Nordics, continue to accelerate innovation, especially in terms of overlay services and cross-border connectivity. The United States is driving real-time payments adoption through Zelle, TCH Real-Time Payments, and the FedNow service. We are seeing success with real-time payments in the Middle East as well, as they have started to renovate their payment systems from legacy payment types to the modern digital and real-time world. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard, Microsoft, and Mindgate Solutions continue to position us as a leader in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

Adoption of cloud technology. ACI has recognized the industry's technical inflection point in the transition from traditional on-premises infrastructure to the public cloud, and we are supporting our customers' cloud strategies. Public and private cloud technology innovations allow the financial services ecosystem to accelerate innovation and ensure scalability and resiliency while improving operating economics over time. As banks and intermediaries, merchants, and billers seek to transition their systems to make use of cloud technology, our investments and partnerships, as demonstrated by our product enablement and initial optimization onto Microsoft Azure, enable us to leverage those cloud technology benefits today and for the future while preserving ACI's fundamental base of performance, resiliency, and scalability.

Payments intelligence. fraud, and compliance. The accelerated adoption of real-time payments increases the urgency for industry-wide collaboration against fraud. As the threat of scams becomes a greater concern for remitting and receiving institutions, consumers are challenged with increased friction to prevent account take-over and criminals successfully persuading consumers to push transactions themselves, inadvertently, to mule accounts they have full control of, created with fake or synthetic identity, or simply "borrowed" with or without consent of the legit account holders. Regulators are beginning to litigate between consumers and financial institutions on the losses, and between remitting and receiving banks on the accountability for reimbursement. Banks and intermediaries, merchants, and billers are pursuing solutions to mitigate their risks while improving their customer experience, protecting their margins, and securing their revenue streams, especially with their new products and offerings. We continue to see opportunity for our advanced machine learning and network intelligence capabilities to stop criminals and enable frictionless legitimate business.

Omni-commerce. Shoppers are increasingly browsing, buying, and returning items across channels, including in-store, online, and mobile. COVID-19 accelerated this trend, leading to an increase in contactless payments, click and collect, and curbside collection. Merchants from all industries, including grocers, fuel and convenience stores, are being tasked with delivering seamless experiences that include pay-in-aisle, kiosks, mobile app payments, QR code payments, eCommerce, traditional and mobile POS, buy online pickup in-store (BOPIS), and buy online return in-store (BORIS). We believe there is significant opportunity to provide merchants with the tools to deliver a seamless, secure, personalized experience that creates loyalty and satisfaction, and drives conversion rates while protecting consumer data and preventing fraud.

Request for Payment (RfP). Markets across the world are introducing an innovative payments service called Request for Payment (RfP). This technology is known by different names in different markets: Collect payments in India, Request 2 Pay in Europe, Request To Pay (RTP) in the United Kingdom, or Request for Payment (RfP) in the United States. RfP offers secure messaging between consumers and billers or merchants, wherein a biller or merchant can request a payment from a consumer through the use of a trusted app, most likely a banking app. RfP is primarily being implemented on top of real-time payments, which are continuing to grow and flourish as countries around the world develop and launch their real-time schemes as noted above. ACI is in a unique position to deliver this overlay service given our real-time payments software, our relationships with banks, merchants, and billers, and global real-time connectivity.

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

Divestiture
On September 1, 2022, we sold our corporate online banking solutions related assets and liabilities to One Equity Partners ("OEP") for $100.0 million, and a net working capital adjustment. The sale included employees and customer contracts as well as technology assets and intellectual property.

For the year ended December 31, 2022, we recognized a gain of $38.5 million on the sale, which is recorded in other, net in the accompanying consolidated statements of operations. During the year ended December 31, 2023, the Company recognized a loss for the final post-closing adjustment pursuant to the definitive agreement of $0.5 million, which is recorded in other, net in the accompanying consolidated statements of operations.

The Company and OEP have also entered into a Transition Services Agreement ("TSA"), whereby the Company will continue to perform certain functions on OEP's behalf during a migration period. The TSA is meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of December 31, 2023; September 30, 2023; June 30, 2023; March 31, 2023; and December 31, 2022 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Banks	$2,261	$2,173	$2,207	$2,154	$2,095
Merchants	754	778	810	821	810
Billers	3,505	3,484	3,396	3,395	3,390
Total	$6,520	$6,435	$6,413	$6,370	$6,295

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Committed	$2,178	$2,147	$2,192	$2,266	$2,338
Renewal	4,342	4,288	4,221	4,104	3,957
Total	$6,520	$6,435	$6,413	$6,370	$6,295

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

Results of Operations
The following tables present the consolidated statements of operations, as well as the percentage relationship to total revenues of items included in our consolidated statements of operations (in thousands):

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	2023				2022
	Amount	% of Total Revenue	$ Change vs 2022	% Change vs 2022	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$849,147	59%	$46,267	6%	$802,880	57%
License	321,224	22%	(26,910)	(8)%	348,134	24%
Maintenance	205,068	14%	5,023	3%	200,045	14%
Services	77,140	5%	6,298	9%	70,842	5%
Total revenues	1,452,579	100%	30,678	2%	1,421,901	100%
Operating expenses:
Cost of revenue	719,211	50%	23,140	3%	696,071	49%
Research and development	140,758	10%	(5,553)	(4)%	146,311	10%
Selling and marketing	132,639	9%	(2,173)	(2)%	134,812	9%
General and administrative	117,190	8%	2,996	3%	114,194	8%
Depreciation and amortization	122,373	8%	(4,305)	(3)%	126,678	9%
Total operating expenses	1,232,171	85%	14,105	1%	1,218,066	85%
Operating income	220,408	15%	16,573	8%	203,835	15%
Other income (expense):
Interest expense	(78,486)	(5)%	(25,293)	48%	(53,193)	(4)%
Interest income	14,215	1%	1,668	13%	12,547	1%
Other, net	(8,510)	(1)%	(51,956)	(120)%	43,446	3%
Total other income (expense)	(72,781)	(5)%	(75,581)	(2,699)%	2,800	—%
Income before income taxes	147,627	10%	(59,008)	(29)%	206,635	15%
Income tax expense	26,118	2%	(38,340)	(59)%	64,458	5%
Net income	$121,509	8%	$(20,668)	(15)%	$142,177	10%

Revenues
Total revenue for the year ended December 31, 2023, increased $30.7 million, or 2%, as compared to the same period in 2022.
•The divestiture resulted in a $32.0 million decrease in total revenue for the year ended December 31, 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $2.4 million decrease in total revenue during the year ended December 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, total revenue for the year ended December 31, 2023, increased $65.1 million, or 5%, as compared to the same period in 2022.

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

SaaS and PaaS revenue increased $46.3 million, or 6%, during the year ended December 31, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $18.1 million decrease in SaaS and PaaS revenue for the year ended December 31, 2023.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.6 million increase in SaaS and PaaS revenue during the year ended December 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, SaaS and PaaS revenue for the year ended December 31, 2023, increased $63.8 million, or 8%, as compared to the same period in 2022.
•The increase was primarily due to higher transaction volumes during the year ended December 31, 2023, as compared to the same period in 2022, as well as new customer go-lives since December 31, 2022.

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

License revenue decreased $26.9 million, or 8%, during the year ended December 31, 2023, as compared to the same period in 2022.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in license revenue during the year ended December 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of foreign currency, license revenue for the year ended December 31, 2023, decreased $26.2 million, or 8%, as compared to the same period in 2022.
•The decrease in license revenue was driven by license renewal timing as well as the relative size of new license agreements during the year ended December 31, 2023, as compared to the same period in 2022.

Maintenance Revenue
Maintenance revenue includes standard, enhanced, and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $5.0 million, or 3%, during the year ended December 31, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $7.4 million decrease in maintenance revenue for the year ended December 31, 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.6 million decrease in maintenance revenue during the year ended December 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, maintenance revenue for the year ended December 31, 2023, increased $14.0 million, or 7%, as compared to the same period in 2022.
•The increase was primarily driven by annual inflationary increases in product support fees subsequent to December 31, 2022.

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

Services revenue increased $6.3 million, or 9%, during the year ended December 31, 2023, as compared to the same period in 2022.
•The divestiture resulted in a $6.4 million decrease in services revenue for the year ended December 31, 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.8 million decrease in services revenue during the year ended December 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, services revenue for the year ended December 31, 2023, increased $13.5 million, or 21%, as compared to the same period in 2022.
•The increase was primarily driven by the timing and magnitude of project-related work during the year ended December 31, 2023, as compared to the same period in 2022.

Operating Expenses
Total operating expenses for the year ended December 31, 2023, increased $14.1 million, or 1%, as compared to the same period in 2022.
•During the year ended December 31, 2023, there was a $18.2 million reduction in operating expense related to the divestiture.
•Total operating expenses for the year ended December 31, 2023, included $21.0 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.8 million of European data center migration expenses during the period. Total operating expenses for the year ended December 31, 2022, included $5.8 million of European data center migration expenses, $3.0 million of divestiture transaction-related expenses, and $3.6 million of CEO transition expenses during the period.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $3.0 million decrease in total operating expenses for the year ended December 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, total operating expenses for the year ended December 31, 2023, increased $19.5 million, or 2%, as compared to the same period in 2022.

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

Cost of revenue increased $23.1 million, or 3%, during the year ended December 31, 2023, as compared to the same period in 2022.
•During the year ended December 31, 2023, there was a $16.8 million reduction in cost of revenue related to the divestiture.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.0 million decrease in cost of revenue during the year ended December 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture and foreign currency, cost of revenue increased $41.9 million, or 6%, for the year ended December 31, 2023, as compared to the same period in 2022.
•The increase was primarily due to higher personnel and related expenses, payment card interchange and processing fees, and cloud computing fees of $15.7 million, $14.5 million, and $12.3 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $5.6 million, or 4%, during the year ended December 31, 2023, as compared to the same period in 2022.
•During the year ended December 31, 2023, there was a $1.3 million reduction in R&D expense related to the divestiture.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.0 million decrease in R&D expense during the year ended December 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of the divestiture, significant transaction-related expenses, and foreign currency, R&D expense decreased $3.3 million, or 2%, during the year ended December 31, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower professional fees of $5.8 million, partially offset by an increase in personnel and related expenses of $2.5 million.

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

Selling and marketing expense decreased $2.2 million, or 2%, during the year ended December 31, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower personnel and related expenses and travel and entertainment expenses of $2.6 million and $0.6 million, respectively, partially offset by an increase in advertising and professional fees of $1.0 million.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $3.0 million, or 3%, during the year ended December 31, 2023, as compared to the same period in 2022.
•General and administrative expenses for the year ended December 31, 2023, included $21.0 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.8 million of European data center migration expenses during the period. General and administrative expenses for the year ended December 31, 2022 included $5.8 million of European data center migration expenses, $3.0 million of divestiture transaction-related expenses, and $3.6 million of CEO transition expenses during the period.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in general and administrative expense during the year ended December 31, 2023, as compared to the same period in 2022.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense decreased $12.5 million, or 12%, for the year ended December 31, 2023, as compared to the same period in 2022.
•The decrease was primarily due to lower personnel and related expenses and professional and other legal fees of $7.6 million and $4.9 million, respectively.

Depreciation and Amortization
Depreciation and amortization decreased $4.3 million, or 3%, during the year ended December 31, 2023, as compared to the same period in 2022.

Other Income and Expense
Interest expense for the year ended December 31, 2023, increased $25.3 million, or 48%, as compared to the same period in 2022, primarily due to higher interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the year ended December 31, 2023, increased $1.7 million, or 13%, as compared to the same period in 2022.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the year ended December 31, 2022, other, net also included a $38.5 million gain from the divestiture. Other, net was $8.5 million of expense and $43.4 million of income for the years ended December 31, 2023 and 2022, respectively.

Income Taxes
The effective tax rates for the years ended December 31, 2023 and 2022, were approximately 18% and 31%, respectively. Our effective tax rates vary from our federal statutory rates due to operating in multiple foreign countries where we apply foreign tax laws and rates which differ from those we apply to the income generated from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2023 effective rate was most impacted by our operations in Ireland and the United Kingdom and our December 31, 2022 effective tax rate was most impacted by our operations in Ireland.

Refer to Note 11, Income Taxes, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Prior Year Results
For discussion of the year ended December 31, 2022, compared to the year ended December 31, 2021, see Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022.

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

Segment Adjusted EBITDA is the measure reported to the CODM for purposes of making decisions on allocating resources and assessing the performance of the Company's segments and, therefore, Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting. Segment Adjusted EBITDA is defined as earnings (loss) from operations before interest, income tax expense (benefit), depreciation and amortization (“EBITDA”) adjusted to exclude net other income (expense).

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

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022
Revenues
Banks	$616,051	$638,585
Merchants	150,616	153,905
Billers	685,912	629,411
Total revenue	$1,452,579	$1,421,901
Segment Adjusted EBITDA
Banks	$355,489	$371,017
Merchants	44,345	49,029
Billers	142,343	107,371
Depreciation and amortization	(122,373)	(127,328)
Stock-based compensation expense	(24,547)	(29,753)
Corporate and unallocated expenses	(174,849)	(166,501)
Interest, net	(64,271)	(40,646)
Other, net	(8,510)	43,446
Income before income taxes	$147,627	$206,635

Banks Segment Adjusted EBITDA decreased $13.9 million due to the divestiture. Excluding the divestiture, Banks Segment Adjusted EBITDA decreased $1.6 million for the year ended December 31, 2023, compared to the same period in 2022, primarily due to a $11.2 million increase in cash operating expense, partially offset by a $9.6 million increase in revenue.

Merchants Segment Adjusted EBITDA decreased $4.7 million for the year ended December 31, 2023, compared to the same period in 2022, primarily due to a $3.3 million decrease in revenue and a $1.4 million increase in cash operating expenses.

Billers Segment Adjusted EBITDA increased $35.0 million for the year ended December 31, 2023, compared to the same period in 2022, primarily due to a $56.5 million increase in revenue, partially offset by a $14.5 million increase in interchange and processing fees.

Prior Year Results
For discussion of 2022 compared to 2021, see Segment Results in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of December 31, 2023, we had $164.2 million of cash and cash equivalents, of which $60.9 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of December 31, 2023, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis differences related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of December 31, 2023.

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$164,239	$124,981
Availability under revolving credit facility	373,900	393,500
Total liquidity	$538,139	$518,481

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of December 31, 2023, the full $75.0 million was available.

On February 26, 2024, we entered into a Refinance Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of April 5, 2019 (as amended, restated, supplemented or otherwise modified from time to time, including by the Amendment, the “Credit Agreement”) with ACI Worldwide Corp and ACI Payments, Inc. as co-borrowers, the lenders, and Bank of America N.A, as administrative agent and lender. The Amendment, among other things, (i) provides a senior secured term loan facility in an aggregate principal amount of $500 million, (ii) provides a senior secured revolving credit facility in an aggregate principal amount of $600 million, and (iii) extends the maturity date of the Facilities to February 26, 2029. The proceeds of the borrowings under the Amendment, together with cash on hand, were used to refinance all outstanding borrowings and replace all existing revolving commitments under the Credit Agreement immediately prior to the date of the Amendment and will be used to provide ongoing working capital and for other general corporate purposes.

Stock Repurchase Program
Our board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In February 2023, the board approved the repurchase of the Company's common stock of up to $200.0 million, in place of the remaining purchase amounts previously authorized.

We repurchased 939,567 shares for $27.6 million under our stock repurchase program during the year ended December 31, 2023. Under the program to date, we have repurchased 58,921,300 shares for approximately $953.8 million. As of December 31, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $172.4 million.

Subsequent to December 31, 2023, the Company has repurchased additional shares under the repurchase program.

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

Cash Flows
The following table sets forth summary cash flow data for the periods indicated (in thousands).

	Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$168,517	$143,381
Investing activities	(37,777)	60,246
Financing activities	(111,552)	(171,060)

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
Cash flows provided by operating activities were $25.1 million higher for the year ended December 31, 2023, compared to the same period in 2022. This increase is primarily due to $69.2 million more in customer receipt collections on higher prior year-end receivable balances, partially offset by $25.0 million more in interest payments due to the increase in interest rates, and $21.9 million more in income tax payments, which is based upon higher pre-tax income in the prior year.

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
During the year ended December 31, 2023, we used cash of $37.8 million to purchase software, property, and equipment, as compared to $39.9 million during the same period in 2022. During the year ended December 31, 2022, we received net proceeds of $100.1 million from the divestiture.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.
During 2023, we repaid $73.0 million on the Term Loans, $16.8 million of other debt payments, and $2.2 million of debt issuance costs. In addition, we used $27.6 million to repurchase common stock, $5.1 million for the repurchase of stock-based compensation awards for tax withholdings, and $15.4 million for settlement assets and liabilities due to processing timing. We received net proceeds of $19.0 million on the Revolving Credit Facility, and proceeds of $9.5 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During 2022, we used the proceeds from the divestiture to partially fund repayments of $85.4 million on the Term Loans and $12.1 million of other debt payments. In addition, we used $206.5 million to repurchase common stock and $7.0 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $105.0 million on the Revolving Credit Facility, proceeds of $8.2 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $26.8 million from settlement assets and liabilities due to processing timing.

Prior Year Results
For discussion of 2022 compared to 2021, see Liquidity and Capital Resources in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2022.

Contractual Obligations
Our largest contractual obligations as of December 31, 2023, include the following:

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

Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets. As of December 31, 2023 and 2022, our intangible assets, excluding goodwill, net of accumulated amortization, were $195.6 million and $228.7 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from four to 20 years.

As of December 31, 2023 and 2022, our goodwill was $1.2 billion. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances, or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Banks, Merchants, and Billers, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Performance awards granted with a total shareholder return multiplier ("TSRs") are shares that are earned, if at all, based upon achievement of performance goals over a specified period. For 2023, performance awards granted are earned over a specified period that must not be less than one year and is typically a three-year performance period, based upon achievement of performance goals related to (i) net revenue growth and (ii) net adjusted EBITDA margin over the performance period as determined by the Company with a total shareholder return multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. For 2022 and 2021, we granted performance shares that are earned based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. We recognize compensation expense for the TSRs over the performance period based on the grant date fair value.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2023. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at December 31, 2023, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.1 million annually.

We had approximately $1.0 billion of debt outstanding at December 31, 2023, with $643.7 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 7.21% at December 31, 2023. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.6 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required consolidated financial statements and notes thereto are included in this annual report and are listed in Part IV, Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2023.

In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2023.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ACI Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 29, 2024

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The other information required by this Item 10 is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 4, 2024 (the “2024 Proxy Statement“), under the sections entitled “Proposal 1 – Election of Directors,” “Information Regarding Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” "Corporate Governance – Code of Business Conduct and Ethics,” and “Corporate Governance – Board Committees.”
ITEM 11. EXECUTIVE COMPENSATION
Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2024 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information included in the sections entitled “Information Regarding Security Ownership” in our 2024 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Equity Compensation Plan Information” in our 2024 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information included in the section entitled “Certain Relationships and Related Transactions” in our 2024 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2024 Proxy Statement is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2024 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ACI Worldwide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
•Testing the mathematical accuracy of management’s calculation.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 29, 2024

We have served as the Company’s auditor since 2009.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$164,239	$124,981
Receivables, net of allowances of $4,295 and $3,779, respectively	452,337	403,781
Settlement assets	723,039	540,667
Prepaid expenses	31,479	28,010
Other current assets	35,551	17,366
Total current assets	1,406,645	1,114,805
Noncurrent assets
Accrued receivables, net	313,983	297,818
Property and equipment, net	37,856	52,499
Operating lease right-of-use assets	34,338	40,031
Software, net	108,418	129,109
Goodwill	1,226,026	1,226,026
Intangible assets, net	195,646	228,698
Deferred income taxes, net	58,499	53,738
Other noncurrent assets	63,328	67,171
TOTAL ASSETS	$3,444,739	$3,209,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$45,964	$47,997
Settlement liabilities	721,164	539,087
Employee compensation	53,892	45,289
Current portion of long-term debt	74,405	65,521
Deferred revenue	59,580	58,303
Other current liabilities	82,244	102,645
Total current liabilities	1,037,249	858,842
Noncurrent liabilities
Deferred revenue	24,780	23,233
Long-term debt	963,599	1,024,351
Deferred income taxes, net	40,735	40,371
Operating lease liabilities	29,074	33,910
Other noncurrent liabilities	25,005	36,001
Total liabilities	2,120,442	2,016,708
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2023 and 2022	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at December 31, 2023 and 2022	702	702
Additional paid-in capital	712,994	702,458
Retained earnings	1,394,967	1,273,458
Treasury stock, at cost, 32,447,317 and 32,456,227 shares at December 31, 2023 and 2022, respectively	(674,896)	(665,771)
Accumulated other comprehensive loss	(109,470)	(117,660)
Total stockholders’ equity	1,324,297	1,193,187
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,444,739	$3,209,895

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues
Software as a service and platform as a service	$849,147	$802,880	$774,342
License	321,224	348,134	319,867
Maintenance	205,068	200,045	210,499
Services	77,140	70,842	65,890
Total revenues	1,452,579	1,421,901	1,370,598
Operating expenses
Cost of revenue (1)	719,211	696,071	638,871
Research and development	140,758	146,311	144,310
Selling and marketing	132,639	134,812	126,539
General and administrative	117,190	114,194	123,801
Depreciation and amortization	122,373	126,678	127,180
Total operating expenses	1,232,171	1,218,066	1,160,701
Operating income	220,408	203,835	209,897
Other income (expense)
Interest expense	(78,486)	(53,193)	(45,060)
Interest income	14,215	12,547	11,522
Other, net	(8,510)	43,446	(1,294)
Total other income (expense)	(72,781)	2,800	(34,832)
Income before income taxes	147,627	206,635	175,065
Income tax expense	26,118	64,458	47,274
Net income	$121,509	$142,177	$127,791
Income per common share
Basic	$1.12	$1.25	$1.09
Diluted	$1.12	$1.24	$1.08
Weighted average common shares outstanding
Basic	108,497	113,700	117,407
Diluted	108,857	114,238	118,647

(1)The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$121,509	$142,177	$127,791
Other comprehensive income (loss):
Foreign currency translation adjustments	8,190	(18,113)	(7,102)
Total other comprehensive income (loss)	8,190	(18,113)	(7,102)
Comprehensive income	$129,699	$124,064	$120,689

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2020	$702	$682,431	$1,003,490	$(387,581)	$(92,445)	$1,206,597
Net income	—	—	127,791	—	—	127,791
Other comprehensive loss	—	—	—	—	(7,102)	(7,102)
Stock-based compensation	—	27,242	—	—	—	27,242
Shares issued and forfeited, net, under stock plans	—	(21,360)	—	33,820	—	12,460
Repurchase of 3,000,000 shares of common stock	—	—	—	(107,378)	—	(107,378)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(14,833)	—	(14,833)
Balance as of December 31, 2021	702	688,313	1,131,281	(475,972)	(99,547)	1,244,777
Net income	—	—	142,177	—	—	142,177
Other comprehensive loss	—	—	—	—	(18,113)	(18,113)
Stock-based compensation	—	29,753	—	—	—	29,753
Shares issued and forfeited, net, under stock plans	—	(15,608)	—	23,721	—	8,113
Repurchase of 8,624,238 shares of common stock	—	—	—	(206,537)	—	(206,537)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(6,983)	—	(6,983)
Balance as of December 31, 2022	702	702,458	1,273,458	(665,771)	(117,660)	1,193,187
Net income	—	—	121,509	—	—	121,509
Other comprehensive income	—	—	—	—	8,190	8,190
Stock-based compensation	—	24,547	—	—	—	24,547
Shares issued and forfeited, net, under stock plans	—	(14,011)	—	23,611	—	9,600
Repurchase of 939,567 shares of common stock	—	—	—	(27,587)	—	(27,587)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,149)	—	(5,149)
Balance as of December 31, 2023	$702	$712,994	$1,394,967	$(674,896)	$(109,470)	$1,324,297

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$121,509	$142,177	$127,791
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	23,739	23,181	20,900
Amortization	98,634	104,147	112,493
Amortization of operating lease right-of-use assets	11,620	11,036	10,515
Amortization of deferred debt issuance costs	4,323	4,561	4,685
Deferred income taxes	(4,085)	1,603	3,733
Stock-based compensation expense	24,547	29,753	27,242
Gain on divestiture	—	(38,452)	—
Other	1,921	3,028	855
Changes in operating assets and liabilities, net of impact of divestiture:
Receivables	(62,998)	(132,194)	(43,830)
Accounts payable	(3,775)	7,730	1,408
Accrued employee compensation	8,146	(3,161)	3,674
Deferred revenue	2,705	(2,977)	(17,332)
Other current and noncurrent assets and liabilities	(57,769)	(7,051)	(31,661)
Net cash flows from operating activities	168,517	143,381	220,473
Cash flows from investing activities:
Purchases of property and equipment	(8,924)	(13,103)	(20,582)
Purchases of software and distribution rights	(28,853)	(26,790)	(24,786)
Proceeds from divestiture	—	100,139	—
Net cash flows from investing activities	(37,777)	60,246	(45,368)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,819	3,581	3,440
Proceeds from exercises of stock options	6,726	4,584	8,862
Repurchase of stock-based compensation awards for tax withholdings	(5,149)	(6,983)	(14,833)
Repurchase of common stock	(27,587)	(206,537)	(107,378)
Proceeds from revolving credit facility	134,000	180,000	35,000
Repayments of revolving credit facility	(115,000)	(75,000)	(90,000)
Repayments of term portion of credit agreement	(73,031)	(85,431)	(38,950)
Payments on or proceeds from other debt, net	(16,766)	(12,123)	(15,185)
Payments for debt issuance costs	(2,160)	—	—
Net increase (decrease) in settlement assets and liabilities	(15,404)	26,849	(37,834)
Net cash flows from financing activities	(111,552)	(171,060)	(256,878)
Effect of exchange rate fluctuations on cash	4,961	(2,037)	533
Net increase (decrease) in cash and cash equivalents	24,149	30,530	(81,240)
Cash and cash equivalents, including settlement deposits, beginning of period	214,672	184,142	265,382
Cash and cash equivalents, including settlement deposits, end of period	$238,821	$214,672	$184,142
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$164,239	$124,981	$122,059
Settlement deposits	74,582	89,691	62,083
Total cash and cash equivalents, including settlement deposits	$238,821	$214,672	$184,142
Supplemental cash flow information
Income taxes paid, net	$65,441	$43,553	$46,166
Interest paid	$73,543	$48,526	$40,071

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

Other Current Liabilities
Other current liabilities include the following (in thousands):

	December 31,
	2023	2022
Vendor financed licenses	$12,702	$13,525
Operating lease liabilities	9,348	11,218
Accrued interest	9,172	9,067
Royalties payable	5,199	3,726
Other	45,823	65,109
Total other current liabilities	$82,244	$102,645

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2023 and 2022, were $273.2 million and $328.7 million, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class. As of December 31, 2023 and 2022, net property and equipment consisted of the following (in thousands):

		December 31,
	Useful Lives	2023	2022
Computer and office equipment	3 - 5 years	$118,805	$132,133
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	32,660	34,159
Building and improvements	7 - 30 years	14,492	15,061
Furniture and fixtures	7 years	8,803	10,200
Land	Non-depreciable	1,185	1,785
Property and equipment, gross		175,945	193,338
Less: accumulated depreciation		(138,089)	(140,839)
Property and equipment, net		$37,856	$52,499

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

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $398.5 million and $390.0 million as of December 31, 2023 and 2022, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill and Other Intangibles
In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level using the discounted cash flow valuation model and allocates goodwill to these reporting units using a relative fair value approach. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. The Company has identified its reportable segments, Banks, Merchants, and Billers, as the reporting units. As of December 31, 2023, the Company's goodwill balance of $1.2 billion was allocated $671.7 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.5 million and $17.9 million, which is included in other noncurrent assets in the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

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

Treasury Stock
The Company accounts for shares of its common stock that are repurchased without intent to retire as treasury stock. Such shares are recorded at cost and reflected separately on the consolidated balance sheets as a reduction of stockholders’ equity. The Company issues shares of treasury stock upon exercise of stock options, issuance of restricted share units, payment of earned performance shares, and for issuance of common stock pursuant to the Company’s employee stock purchase plan. For purposes of determining the cost of the treasury shares re-issued, the Company uses the average cost method.

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

Recently Issued Accounting Standards Not Yet Effective
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early application is permitted. The Company is currently assessing the impact the adoption of ASU 2023-07 will have on its segment reporting disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update will require disclosure of more disaggregated information about a reporting entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early application is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing the impact the adoption of ASU 2023-09 will have on its income tax disclosures.
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

Total receivables, net is comprised of the following (in thousands):

	December 31,
	2023	2022
Billed receivables	$250,423	$218,611
Allowance for doubtful accounts	(4,295)	(3,779)
Billed receivables, net	246,128	214,832
Current accrued receivables, net	206,209	188,949
Long-term accrued receivables, net	313,983	297,818
Total accrued receivables, net	520,192	486,767
Total receivables, net	$766,320	$701,599

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2023. One customer accounted for 10.1% of the Company's consolidated receivables balance as of December 31, 2022.

The Company maintains an allowance for doubtful accounts for expected future credit losses that is calculated based on historical experience, current economic trends, and expectations of near term economic trends. The Company regularly monitors its credit risk exposures in consolidated receivables.

The following reflects activity in the Company’s allowance for doubtful accounts receivable for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance, beginning of period	$(3,779)	$(2,861)	$(3,912)
Provision (increase) decrease	(526)	(1,496)	1,125
Amounts written off, net of recoveries	43	389	(82)
Foreign currency translation adjustments and other	(33)	189	8
Balance, end of period	$(4,295)	$(3,779)	$(2,861)

Provision (increases) decreases recorded in general and administrative expense during the years ended December 31, 2023, December 31, 2022, and 2021, reflect adjustments in the allowance for doubtful accounts based upon collection experience, net of collection of customer-specific receivables that were previously reserved for as doubtful of collection.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2021	$110,350
Deferral of revenue	125,865
Recognition of deferred revenue	(128,700)
Divestiture	(21,581)
Foreign currency translation	(4,398)
Balance, December 31, 2022	81,536
Deferral of revenue	119,741
Recognition of deferred revenue	(117,420)
Foreign currency translation	503
Balance, December 31, 2023	$84,360

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

Revenue allocated to remaining performance obligations was $665.6 million as of December 31, 2023, of which the Company expects to recognize approximately 50% over the next 12 months and the remainder thereafter.

During the year ended December 31, 2023, the revenue recognized by the Company from performance obligations satisfied in previous periods was $79.0 million.

Costs to Obtain and Fulfill a Contract
The Company accounts for costs to obtain and fulfill its contracts in accordance with ASC 340-40.

The Company capitalizes certain of its sales commissions that meet the definition of incremental costs of obtaining a contract and for which the amortization period is greater than one year. The costs associated with those sales commissions are capitalized during the period in which the Company becomes obligated to pay the commissions and are amortized over the period in which the related products or services are transferred to the customer. As of December 31, 2023 and 2022, $3.3 million and $1.5 million of these costs are included in other current assets, respectively, and $13.9 million and $14.5 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. During the years ended December 31, 2023 and 2022, the Company recognized $8.7 million and $8.3 million of sales commission expense, respectively, related to the amortization of these costs, which is included in selling and marketing expense on the consolidated statements of operations.

The Company capitalizes costs incurred to fulfill its contracts that: (1) relate directly to the arrangement, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the arrangement, and (3) are expected to be recovered through revenue generated under the arrangement. Contract fulfillment costs are expensed as the Company transfers the related services to the customer. As of both December 31, 2023 and 2022, less than $0.1 million of these costs are included in other current assets, and $9.7 million of these costs are included in other noncurrent assets on the consolidated balance sheets. The amounts capitalized primarily relate to direct costs that enhance resources under the Company’s SaaS and PaaS arrangements. During the years ended December 31, 2023 and 2022, the Company recognized $3.6 million and $3.1 million of expense, respectively, related to the amortization of these costs, which is included in cost of revenue on the consolidated statements of operations.
3. Divestiture
Corporate Online Banking Solutions
On June 7, 2022, the Company announced a definitive agreement to divest its corporate online banking solutions related assets and liabilities to One Equity Partners ("OEP") for $100.0 million, and a net working capital adjustment. The sale included employees and customer contracts as well as technology assets and intellectual property and closed on September 1, 2022.

For the year ended December 31, 2022, the Company recognized a gain of $38.5 million on the sale, which is recorded in other, net on the consolidated statements of operations. During the year ended December 31, 2023, the Company recognized a loss for the final post-closing adjustment pursuant to the definitive agreement of $0.5 million, which is recorded in other, net on the consolidated statements of operations.

The Company and OEP have also entered into a Transition Services Agreement ("TSA"), whereby the Company will continue to perform certain functions on OEP's behalf during a migration period. The TSA is meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.

4. Debt
As of December 31, 2023, the Company had $124.0 million, $519.7 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $373.9 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $2.1 million of unused borrowings under the Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

At the Company’s option, borrowings under the Credit Facility bear interest at an annual rate equal to either (a) a base rate determined by reference to the highest of (1) the annual interest rate publicly announced by the administrative agent as its Prime Rate, (2) the federal funds effective rate plus 1/2 of 1% or (3) SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for a one-month interest period, adjusted for certain additional costs plus 1% or (b) SOFR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowings, adjusted for certain additional costs plus an applicable margin. Based on the calculation of the applicable consolidated total leverage ratio, the applicable margin for borrowings under the Credit Facility is between 0.25% to 1.25% with respect to base rate borrowings and between 1.25% and 2.25% with respect to SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of December 31, 2023, was 7.21%.

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

On February 26, 2024, the Company entered into a Refinance Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of April 5, 2019 (as amended, restated, supplemented or otherwise modified from time to time, including by the Amendment, the “Credit Agreement”) with ACI Worldwide Corp and ACI Payments, Inc. as co-borrowers, the lenders, and Bank of America N.A, as administrative agent and lender. The Amendment, among other things, (i) provides a senior secured term loan facility in an aggregate principal amount of $500 million, (ii) provides a senior secured revolving credit facility in an aggregate principal amount of $600 million, and (iii) extends the maturity date of the Facilities to February 26, 2029. The proceeds of the borrowings under the Amendment, together with cash on hand, were used to refinance all outstanding borrowings and replace all existing revolving commitments under the Credit Agreement immediately prior to the date of the Amendment and will be used to provide ongoing working capital and for other general corporate purposes.

Letters of Credit
From time to time the Company enters into standby letters of credit under the terms of the Credit Agreement. These letters of credit typically have one-year terms and may include auto-renewal terms without notice of intent to terminate the agreement. As of December 31, 2023, the Company had three letter of credit agreements outstanding for a total of $2.1 million.
The letters of credit reduce the maximum available borrowings under the Revolving Credit Facility to $497.9 million. Upon expiration of the letters of credit, maximum borrowings would return to $500.0 million.

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

Maturities on debt outstanding at December 31, 2023, are as follows (in thousands):

Fiscal Year Ending December 31,
2024	$77,900
2025	565,798
2026	400,000
2027	—
2028	—
Thereafter	—
Total	$1,043,698

The Revolving Credit Facility and 2026 Notes do not amortize. The Term Loans do amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. The Company is also required to maintain a consolidated leverage ratio at or below a specified amount and an interest coverage ratio at or above a specified amount. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of December 31, 2023, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	December 31,
	2023	2022
Term loans	$519,698	$592,729
Revolving credit facility	124,000	105,000
5.750% Senior Notes, due August 2026	400,000	400,000
Debt issuance costs	(5,694)	(7,857)
Total debt	1,038,004	1,089,872
Less: current portion of term loans	77,900	69,906
Less: current portion of debt issuance costs	(3,495)	(4,385)
Total long-term debt	$963,599	$1,024,351

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the consolidated balance sheet. As of December 31, 2023, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2022, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the consolidated statements of cash flows. During the year ended December 31, 2022, the Company financed certain multi-year license agreements for internal-use software for $10.7 million, with annual payments through April 2024. As of December 31, 2023, $3.6 million was outstanding under these and other license agreements previously entered into, all of which is included in other current liabilities in the consolidated balance sheet. As of December 31, 2022, $9.3 million was outstanding under these and other license agreements previously entered into, of which $5.8 million and $3.5 million is included in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet.
5. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$469,325	$(360,907)	$108,418	$454,171	$(325,062)	$129,109

Software for internal use amortization expense recorded during the years ended December 31, 2023, 2022, and 2021, totaled $64.8 million, $68.0 million, and $69.3 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

Software for resale amortization expense recorded during the years ended December 31, 2022 and 2021, totaled $0.7 million and $6.2 million, respectively. Software for resale was fully amortized during the first quarter of 2022 and, therefore, there was no amortization expense recorded during the year ended December 31, 2023. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$447,654	$(252,828)	$194,826	$444,749	$(219,057)	$225,692
Trademarks and trade names	21,899	(21,079)	820	21,678	(18,672)	3,006
Total other intangible assets	$469,553	$(273,907)	$195,646	$466,427	$(237,729)	$228,698

Other intangible assets amortization expense recorded during the years ended December 31, 2023, 2022, and 2021, totaled $33.8 million, $35.5 million, and $37.0 million, respectively.

Based on capitalized intangible assets as of December 31, 2023, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2024	$51,384	$29,510
2025	36,140	21,042
2026	17,316	21,042
2027	2,530	20,764
2028	1,048	18,362
Thereafter	—	84,926
Total	$108,418	$195,646
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

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation expense related to the ESPP for the years ended December 31, 2023, 2022, and 2021, was approximately $0.5 million, $0.6 million, and $0.6 million, respectively.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2022	1,221,219	$19.00
Exercised	(343,093)	19.60
Expired	(4,614)	19.63
Outstanding, December 31, 2023	873,512	$18.76	1.98	$10,345,792
Exercisable, December 31, 2023	873,512	$18.76	1.98	$10,345,792

The Company did not grant stock options during the years ended December 31, 2023, 2022, and 2021. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021, was $2.1 million, $2.9 million, and $11.4 million, respectively.

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

During the year ended December 31, 2021, the Company modified the performance target for the remaining outstanding long-term incentive program performance shares in consideration of the impact of the COVID-19 pandemic, resulting in additional stock-based compensation expense of approximately $0.4 million. There are no LTIP performance shares outstanding as of December 31, 2023.

Performance Share Awards
During the years ended December 31, 2023, 2022, and 2021, pursuant to the 2020 Plan and 2016 Incentive Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). For 2023, performance awards granted are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period, of performance goals related to (i) net revenue growth and (ii) net adjusted EBITDA margin over the performance period as determined by the Company with a total shareholder return multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. For 2022 and 2021, the Company granted performance shares that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over the performance period based on the grant date fair value.

A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,011,881	$39.21
Granted	233,404	26.94
Forfeited	(144,474)	39.54
Change in payout rate	(427,685)	30.01
Nonvested as of December 31, 2023	673,126	$40.73

During the year ended December 31, 2023, the TSRs granted in 2020 were earned by the employees. However, the performance goals were not met and no shares were issued.

The fair value of TSRs granted during the years ended December 31, 2023, 2022, and 2021, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected life (years)	2.9	3.1	2.8
Risk-free interest rate	3.6%	1.5%	0.3%
Volatility	37.1%	40.0%	41.2%
Expected dividend yield	—	—	—

Restricted Share Units
During the years ended December 31, 2023, 2022, and 2021, pursuant to the 2020 Plan and the 2016 Incentive Plan, the Company granted restricted share unit awards (“RSUs”). RSUs generally have requisite service periods of three years and may vest 100% upon the three-year anniversary or in equal increments quarterly or annually. RSUs granted to the board vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. Under each arrangement, RSUs are issued without direct cost to the recipient on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock on the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.

A summary of nonvested RSUs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,184,024	$30.73
Granted	1,532,978	24.87
Vested	(666,026)	28.37
Forfeited	(476,093)	28.15
Nonvested as of December 31, 2023	1,574,883	$26.81

During the year ended December 31, 2023, a total of 666,026 RSUs vested. The Company withheld 201,634 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of December 31, 2023, there was unrecognized compensation expense of $32.2 million related to RSUs and $7.8 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.1 years and 1.7 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 during the years ended December 31, 2023, 2022, and 2021, of $24.5 million, $29.8 million, and $27.2 million, respectively, with corresponding tax benefits of $4.5 million, $4.5 million, and $3.9 million, respectively.
7. Common Stock and Treasury Stock
In 2005, the board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In February 2023, the board approved the repurchase of the Company's common stock of up to $200.0 million, in place of the remaining purchase amounts previously authorized.

The Company repurchased 939,567 shares for $27.6 million under the program for the year ended December 31, 2023. Under the program to date, the Company has repurchased 58,921,300 shares for approximately $953.8 million. As of December 31, 2023, the maximum remaining amount authorized for purchase under the stock repurchase program was $172.4 million.

Subsequent to December 31, 2023, the Company has repurchased additional shares under the repurchase program.

In 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares (LTIP performance shares and TSRs), vesting of RSUs, and for issuances of common stock pursuant to the Company’s ESPP. Treasury shares issued by award type are as follows:

	Years Ended December 31,
	2023	2022	2021
Stock options	343,093	406,230	546,192
LTIP performance shares	—	—	10,457
TSRs	—	212,210	782,588
RSUs	666,026	534,759	522,618
ESPP	140,992	145,909	120,937
Total treasury shares issued	1,150,111	1,299,108	1,982,792
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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2023	2022	2021
Weighted average shares outstanding:
Basic weighted average shares outstanding	108,497	113,700	117,407
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	360	538	1,240
Diluted weighted average shares outstanding	108,857	114,238	118,647

The diluted earnings per share computation excludes 1.3 million, 1.9 million, and 1.3 million options to purchase shares, RSUs, and contingently issuable shares during the years ended December 31, 2023, 2022, and 2021, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2023 and 2022, was 108,077,738 and 108,068,828, respectively.

9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses and, for the year ended December 31, 2022, the $38.5 million gain on the divestiture. Other, net was $8.5 million of expense, $43.4 million of income, and $1.3 million of expense for the years ended December 31, 2023, 2022, and 2021, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues
Banks	$616,051	$638,585	$625,125
Merchants	150,616	153,905	152,988
Billers	685,912	629,411	592,485
Total revenue	$1,452,579	$1,421,901	$1,370,598
Segment Adjusted EBITDA
Banks	$355,489	$371,017	$372,949
Merchants	44,345	49,029	54,266
Billers	142,343	107,371	129,048
Depreciation and amortization	(122,373)	(127,328)	(133,393)
Stock-based compensation expense	(24,547)	(29,753)	(27,242)
Corporate and unallocated expenses	(174,849)	(166,501)	(185,731)
Interest, net	(64,271)	(40,646)	(33,538)
Other, net	(8,510)	43,446	(1,294)
Income before income taxes	$147,627	$206,635	$175,065

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$685,912	$685,912
Digital Business Banking	2,792	—	—	2,792
Merchant Payments	—	150,616	—	150,616
Fraud Management	63,503	—	—	63,503
Real-Time Payments	128,957	—	—	128,957
Issuing and Acquiring	420,799	—	—	420,799
Total	$616,051	$150,616	$685,912	$1,452,579

	Year Ended December 31, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$629,411	$629,411
Digital Business Banking	35,504	—	—	35,504
Merchant Payments	—	153,905	—	153,905
Fraud Management	47,421	—	—	47,421
Real-Time Payments	104,777	—	—	104,777
Issuing and Acquiring	450,883	—	—	450,883
Total	$638,585	$153,905	$629,411	$1,421,901

	Year Ended December 31, 2021
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$592,485	$592,485
Digital Business Banking	60,398	—	—	60,398
Merchant Payments	—	152,988	—	152,988
Fraud Management	43,704	—	—	43,704
Real-Time Payments	77,922	—	—	77,922
Issuing and Acquiring	443,101	—	—	443,101
Total	$625,125	$152,988	$592,485	$1,370,598
As discussed in Note 3, Divestiture, in 2022 the Company divested its corporate online banking solution assets, which were included in the Digital Business Banking solution category.

The following is revenue by the Company's reportable segments for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Banks
Software as a service and platform as a service	$39,803	$48,932	$57,339
License	311,549	336,028	310,758
Maintenance	189,650	184,017	193,332
Services	75,049	69,608	63,696
Total	$616,051	$638,585	$625,125
Merchants
Software as a service and platform as a service	$123,528	$124,631	$124,933
License	9,675	12,106	9,015
Maintenance	15,322	15,934	16,846
Services	2,091	1,234	2,194
Total	$150,616	$153,905	$152,988
Billers
Software as a service and platform as a service	$685,816	$629,317	$592,070
License	—	—	94
Maintenance	96	94	321
Services	—	—	—
Total	$685,912	$629,411	$592,485

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue
United States	$887,168	$851,712	$869,081
Other	565,411	570,189	501,517
Total	$1,452,579	$1,421,901	$1,370,598

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	December 31,
	2023	2022
Long-lived Assets
United States	$1,216,158	$1,286,505
Other	763,437	754,847
Total	$1,979,595	$2,041,352

No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2023, 2022, and 2021. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2023, 2022, and 2021.

11. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$(8,342)	$(11,751)	$69,817
Foreign	155,969	218,386	105,248
Total	$147,627	$206,635	$175,065

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Federal
Current	$(3,490)	$7,064	$3,994
Deferred	(6,306)	(353)	6,067
Total	(9,796)	6,711	10,061
State
Current	(2,327)	7,993	7,592
Deferred	797	(3,500)	(1,498)
Total	(1,530)	4,493	6,094
Foreign
Current	36,020	47,798	31,955
Deferred	1,424	5,456	(836)
Total	37,444	53,254	31,119
Total	$26,118	$64,458	$47,274

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Tax expense at federal rate of 21%	$31,002	$43,393	$36,764
State income taxes, net of federal benefit	1,744	2,351	4,816
Change in valuation allowance	1,588	71	1,228
Foreign tax rate differential	(7,658)	(12,949)	(5,376)
Unrecognized tax benefit increase (decrease)	(5,726)	2,039	858
Tax effect of foreign operations	10,350	15,336	16,151
Tax benefit of research & development	(5,104)	(3,365)	(4,123)
Performance-based compensation	3,004	2,266	(1,887)
Tax effect of divestiture	(2,900)	14,522	—
Other	(182)	794	(1,157)
Income tax provision	$26,118	$64,458	$47,274

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

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$15,409	$16,763
Tax credits	23,197	18,497
Compensation	15,478	15,272
Deferred revenue	9,873	10,168
Operating lease	8,297	10,202
Capitalized research and development	16,903	23,891
Deferred interest	17,822	6,829
Other	951	2,704
Gross deferred income tax assets	107,930	104,326
Less: valuation allowance	(12,963)	(11,384)
Net deferred income tax assets	$94,967	$92,942
Deferred income tax liabilities:
Depreciation and amortization	$(31,741)	$(33,692)
Operating lease right-of-use asset	(7,303)	(8,885)
Unbilled revenue	(5,407)	(9,566)
Withholding tax liability	(32,752)	(27,432)
Total deferred income tax liabilities	(77,203)	(79,575)
Net deferred income taxes	$17,764	$13,367
Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset – noncurrent	$58,499	$53,738
Deferred income tax liability – noncurrent	(40,735)	(40,371)
Net deferred income taxes	$17,764	$13,367

The deferred tax asset and liabilities disclosure above reflects a $6.8 million deferred interest reclass for the year ended December 31, 2022. Prior year reported $6.8 million related to deferred interest as Other within the deferred tax asset section. The amount is now reported separately within the deferred tax asset section.

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

At December 31, 2023, the Company had domestic federal tax net operating losses (“NOLs”) of $47.9 million, of which $2.9 million may be utilized over an indefinite life, with the remainder beginning to expire in 2024. The Company had deferred tax assets equal to $0.9 million related to domestic state tax NOLs which will begin to expire in 2024. The Company did not have any valuation allowance against the federal tax NOLs but had provided a $0.5 million valuation allowance against the deferred tax asset associated with the state NOLs. The Company had foreign tax NOLs of $16.7 million, of which $16.5 million may be utilized over an indefinite life, with the remainder expiring over the next five years. The Company did not have any valuation allowance against the deferred tax asset associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2023, of $2.2 million, for which a $2.2 million valuation allowance had been provided. The U.S. foreign tax credits will begin to expire in 2028. The Company had foreign tax credit carryforwards in other foreign jurisdictions at December 31, 2023, of $3.3 million, of which $1.0 million may be utilized over an indefinite life, with the remainder expiring over the next seven years. The Company had provided a $1.0 million valuation allowance against the tax benefit associated with these foreign credits. The Company also had domestic federal general business tax credit carryforwards at December 31, 2023, of $27.4 million, which will expire in 2033 and state general business tax credit carryforwards of $0.6 million, which will begin to expire in 2024.

The Company did not provide deferred taxes on $41.5 million of unremitted earnings of its Indian subsidiaries that are considered permanently reinvested. The company did not estimate the deferred tax liability on these earnings as such estimation is not practicable to determine or is immaterial to the financial statements. As of December 31, 2023, deferred taxes for non-United States withholding and other taxes were provided on $23.4 million of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2023 and 2022, the Company recorded a deferred tax liability of $0.6 million and $1.3 million, respectively, related to these non-United States earnings that may be remitted.

The unrecognized tax benefit at December 31, 2023 and 2022, was $20.9 million and $26.4 million, respectively, of which $10.5 million and $19.9 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheets. Of the total unrecognized tax benefit amounts at December 31, 2023 and 2022, $20.1 million and $25.0 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in the respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2023	2022	2021
Balance of unrecognized tax benefits at beginning of year	$26,408	$24,510	$24,310
Increases for tax positions of prior years	1,568	2,349	1,533
Decreases for tax positions of prior years	(6,560)	(3,659)	(65)
Increases for tax positions established for the current period	3,941	9,320	2,272
Decreases for settlements with taxing authorities	(532)	(63)	(620)
Reductions resulting from lapse of applicable statute of limitation	(4,005)	(5,833)	(2,876)
Adjustment resulting from foreign currency translation	69	(216)	(44)
Balance of unrecognized tax benefits at end of year	$20,889	$26,408	$24,510

On July 21, 2023, the Internal Revenue Service (“IRS”) issued Notice 2023-55 providing guidance to taxpayers in determining whether a foreign tax is eligible for a U.S. foreign tax credit for tax years 2022 and 2023 effectively delaying the application of an unfavorable foreign tax credit regulation until 2024. As a result of this guidance, the Company recorded a tax benefit of $6.0 million in the fiscal third quarter of 2023.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The United States, Ireland, and the United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the United States, the Company’s federal tax return for years following 2019 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2006 and 2022.

The Company has been notified by the U.S. Internal Revenue Service that their 2021 federal tax return has been selected to be examined. The Company’s Indian income tax returns covering fiscal years ended March 31, 2005, 2014, 2016, 2018, and 2020 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $2.2 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2023 and 2022, $0.5 million and $0.6 million, respectively, is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties expense (benefit) recorded in the statements of operations for the years ended December 31, 2023, 2022, and 2021, was $(0.1) million, $(0.5) million, and $(0.1) million, respectively.
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

The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$13,074	$12,506	$12,369
Variable lease cost	2,663	2,771	3,140
Total lease cost	$15,737	$15,277	$15,509

Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,039	$14,020	$19,623
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$6,359	$7,693	$20,944

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31,
	2023	2022
Assets:
Operating lease right-of-use assets	$34,338	$40,031
Liabilities:
Other current liabilities	$9,348	$11,218
Operating lease liabilities	29,074	33,910
Total operating lease liabilities	$38,422	$45,128

Weighted average remaining operating lease term (years)	5.31	5.53
Weighted average operating lease discount rate	3.47%	3.21%

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

Maturities on lease liabilities as of December 31, 2023, are as follows (in thousands):

Fiscal Year Ending December 31,
2024	$10,465
2025	8,162
2026	6,290
2027	5,580
2028	4,801
Thereafter	6,363
Total lease payments	41,661
Less: imputed interest	3,239
Total lease liability	$38,422
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

The Company was named as a defendant in seven class action lawsuits filed in various federal courts purportedly on behalf of consumers whose mortgage accounts were affected by the inadvertent ACH file transmission. The Company settled these lawsuits by establishing a $5.0 million fund out of which payments were to be made to class members and for attorneys’ fees and administrative costs. The $5.0 million was funded from insurance.

The inadvertent ACH file transmission also gave rise to investigations by the U.S. Consumer Financial Protection Bureau (the "CFPB") and state attorneys general in all 50 states, the District of Columbia, and certain U.S. territories as well as money transmission regulators in most of those jurisdictions. The Company settled the CFPB investigation for $25.0 million plus various undertakings. Payment was made to the CFPB from funds received from the insurance carriers during the year ended December 31, 2023. The Company also settled with the state money transmission regulators and attorneys general for a total of $20.0 million plus various undertakings. Funds for the state and money transmission regulator settlements, which were previously received from the insurance carriers and deposited into an escrow account, were paid during the year ended December 31, 2023. The Company believes that the CPFB and state undertakings will not adversely affect it.

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

The Company is from time to time subject to other claims, litigation and investigations. While the Company believes that none of the currently pending matters is reasonably likely to have a material adverse effect on it, there can be no assurance with respect thereto or future matters.
14. Employee Benefit Plans
The Company offers various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $12.8 million, $13.4 million, and $13.0 million during the years ended December 31, 2023, 2022, and 2021, respectively.

ACI 401(k) Plan
The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 75% of their annual eligible compensation up to a maximum of $22,500 (for employees who are under the age of 50 on December 31, 2023) or a maximum of $30,000 (for employees aged 50 or older on December 31, 2023). After one year of service, the Company matches 100% of the first 4% of eligible participant contributions and 50% of the next 4% of eligible participant contributions, not to exceed $5,000 per employee annually. Company contributions charged to expense were $5.0 million, $6.2 million, and $6.0 million during the years ended December 31, 2023, 2022, and 2021, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme
The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 or from 7% to 10% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense were $1.7 million, $1.6 million, and $1.6 million, during the years ended December 31, 2023, 2022, and 2021, respectively.

EXHIBIT INDEX

Exhibit No.		Description
3.01	(1)	2013 Amended and Restated Certificate of Incorporation of the Company
3.02	(2)	Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
4.02	(4)	Indenture, dated as of August 21, 2018, among ACI Worldwide, Inc., the guarantors listed therein, and Wilmington Trust, National Association, as trustee
4.03		Form of 5.750% Senior Notes due 2026 (Included as Exhibit A to Exhibit 4.02)
4.04		Description of Securities
10.01	(5)*	ACI Worldwide, Inc. 2017 Employee Stock Purchase Plan
10.02	(6)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended
10.03	(7)*	Form of Indemnification Agreement between the Company and certain officers, including executive officers
10.04	(8)*	ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan
10.05	(9)*	Amended and Restated Deferred Compensation Plan
10.06	(10)	Amended and Restated Credit Agreement, dated February 24, 2017, by and among ACI Worldwide, Inc., Bank of America, N.A. and the lenders that are party thereto
10.07	(11)	Amendment Agreement to the Amended and Restated Credit Agreement, dated April 5, 2019
10.08	(12)	Extension Agreement, dated as of April 28, 2023, among ACI Worldwide, Inc., ACI Worldwide Corp., ACI Payments, Inc. and Bank of America, N.A., as administrative agent for the lenders
10.09	(13)*	ACI Worldwide, Inc. 2016 Equity and Performance Incentive Plan
10.10	(14)*	Form of 2016 Restricted Share Unit Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.11	(15)*	Form of 2016 Performance Share Award Agreement (rTSR Performance Share Awards)
10.12	(16)*	Form of Change in Control Employment Agreement between ACI Worldwide, Inc. and certain officers, including executive officers
10.13	(17)*	Form of 2015 Nonqualified Stock Option Agreement - Employee for the Company's 2005 Equity and Performance Incentive Plan, as amended
10.14	(18)*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan, as amended
10.15	(19)*	ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan, as amended and restated effective June 1, 2023
10.16	(20)*	Form of Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.17	(21)*	Form of Performance Share Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.18	(22)*	Form of Director Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.19	(23)*	Severance Agreement between the Company and Odilon Almeida
10.20	(24)*	Transition Services Agreement between the Company and Odilon Almeida
10.21	(25)*	Interim CEO Letter Agreement
10.22	(26)*	Special Advisor Assignment Letter between the Company and Jeremy Wilmot
10.23	(27)*	Form of Severance Agreement between ACI Worldwide, Inc. and Thomas Warsop
10.24	(28)*	Form of Change In Control Employment Agreement between ACI Worldwide, Inc. and Thomas Warsop
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) – Deloitte & Touche LLP
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1		Clawback Policy
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(12)Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed May 4, 2023.
(13)Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 20, 2016.
(14)Incorporated herein by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017.
(15)Incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed March 8, 2019.
(16)Incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed February 20, 2020.
(17)Incorporated herein by reference to Exhibit 10.03 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(18)Incorporated herein by reference to Exhibit 10.04 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(19)Incorporated herein by reference to reference to Appendix B to the registrant's Proxy Statement filed April 18, 2023.
(20)Incorporated herein by reference to Exhibit 10.06 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2023.
(21)Incorporated herein by reference to Exhibit 10.07 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2023.
(22)Incorporated herein by reference to Exhibit 10.05 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2023.
(23)Incorporated herein by reference to Exhibit 10.01 to the registrant's current report on Form 8-K filed April 19, 2022.
(24)Incorporated herein by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the year ended December 31, 2022.
(25)Incorporated herein by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 31, 2022.
(26)Incorporated herein by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K for the year ended December 31, 2022.
(27)Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed May 31, 2023.
(28)Incorporated herein by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed May 31, 2023.
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

ACI WORLDWIDE, INC. (Registrant)

Date: February 29, 2024	By:	/s/ THOMAS W. WARSOP, III
Thomas W. Warsop, III
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ THOMAS W. WARSOP, III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 29, 2024
Thomas W. Warsop, III

/S/ SCOTT W. BEHRENS	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)	February 29, 2024
Scott W. Behrens

/S/ ADALIO T. SANCHEZ	Chairman of the Board and Director	February 29, 2024
Adalio T. Sanchez

/S/ JANET O. ESTEP	Director	February 29, 2024
Janet O. Estep

/S/ JAMES C. HALE, III	Director	February 29, 2024
James C. Hale, III

/S/ MARY HARMAN	Director	February 29, 2024
Mary Harman

/S/ CHARLES E. PETERS, JR	Director	February 29, 2024
Charles E. Peters, JR

/S/ SAMIR ZABANEH	Director	February 29, 2024
Samir Zabaneh