Form 10-Q
period 2024-03-31
ACI WORLDWIDE, INC.
filed 2024-04-30
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 26, 2024, there were 105,439,792 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$183,393	$164,239
Receivables, net of allowances of $2,581 and $4,295, respectively	345,125	452,337
Settlement assets	700,733	723,039
Prepaid expenses	34,416	31,479
Other current assets	34,935	35,551
Total current assets	1,298,602	1,406,645
Noncurrent assets
Accrued receivables, net	290,186	313,983
Property and equipment, net	36,924	37,856
Operating lease right-of-use assets	33,153	34,338
Software, net	112,368	108,418
Goodwill	1,226,026	1,226,026
Intangible assets, net	186,782	195,646
Deferred income taxes, net	56,017	58,499
Other noncurrent assets	60,143	63,328
TOTAL ASSETS	$3,300,201	$3,444,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$44,292	$45,964
Settlement liabilities	699,804	721,164
Employee compensation	26,938	53,892
Current portion of long-term debt	34,875	74,405
Deferred revenue	77,147	59,580
Other current liabilities	65,764	82,244
Total current liabilities	948,820	1,037,249
Noncurrent liabilities
Deferred revenue	20,117	24,780
Long-term debt	981,851	963,599
Deferred income taxes, net	39,465	40,735
Operating lease liabilities	27,378	29,074
Other noncurrent liabilities	25,517	25,005
Total liabilities	2,043,148	2,120,442
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2024, and December 31, 2023	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2024, and December 31, 2023	702	702
Additional paid-in capital	714,936	712,994
Retained earnings	1,387,216	1,394,967
Treasury stock, at cost, 34,267,073 and 32,447,317 shares at March 31, 2024, and December 31, 2023, respectively	(733,927)	(674,896)
Accumulated other comprehensive loss	(111,874)	(109,470)
Total stockholders’ equity	1,257,053	1,324,297
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,300,201	$3,444,739
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Software as a service and platform as a service	$215,732	$204,930
License	29,973	18,331
Maintenance	47,754	50,103
Services	22,560	16,312
Total revenues	316,019	289,676
Operating expenses
Cost of revenue (1)	191,107	178,554
Research and development	34,993	37,118
Selling and marketing	26,750	35,435
General and administrative	26,000	31,382
Depreciation and amortization	27,609	31,539
Total operating expenses	306,459	314,028
Operating income (loss)	9,560	(24,352)
Other income (expense)
Interest expense	(19,010)	(18,892)
Interest income	4,009	3,505
Other, net	(2,025)	(3,395)
Total other income (expense)	(17,026)	(18,782)
Loss before income taxes	(7,466)	(43,134)
Income tax expense (benefit)	285	(10,826)
Net loss	$(7,751)	$(32,308)
Loss per common share
Basic	$(0.07)	$(0.30)
Diluted	$(0.07)	$(0.30)
Weighted average common shares outstanding
Basic	106,799	108,156
Diluted	106,799	108,156

(1) The cost of revenue excludes charges for depreciation and amortization.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(7,751)	$(32,308)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,404)	3,618
Total other comprehensive income (loss)	(2,404)	3,618
Comprehensive loss	$(10,155)	$(28,690)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2023	$702	$712,994	$1,394,967	$(674,896)	$(109,470)	$1,324,297
Net loss	—	—	(7,751)	—	—	(7,751)
Other comprehensive loss	—	—	—	—	(2,404)	(2,404)
Stock-based compensation	—	8,099	—	—	—	8,099
Shares issued and forfeited, net, under stock plans	—	(6,157)	—	7,336	—	1,179
Repurchase of 2,060,433 shares of common stock	—	—	—	(63,065)	—	(63,065)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,302)	—	(3,302)
Balance as of March 31, 2024	$702	$714,936	$1,387,216	$(733,927)	$(111,874)	$1,257,053

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2022	$702	$702,458	$1,273,458	$(665,771)	$(117,660)	$1,193,187
Net loss	—	—	(32,308)	—	—	(32,308)
Other comprehensive income	—	—	—	—	3,618	3,618
Stock-based compensation	—	5,301	—	—	—	5,301
Shares issued and forfeited, net, under stock plans	—	(6,719)	—	7,549	—	830
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,001)	—	(3,001)
Balance as of March 31, 2023	$702	$701,040	$1,241,150	$(661,223)	$(114,042)	$1,167,627
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,751)	$(32,308)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	3,631	6,131
Amortization	23,978	25,408
Amortization of operating lease right-of-use assets	2,568	2,767
Amortization of deferred debt issuance costs	936	1,115
Deferred income taxes	1,006	(10,382)
Stock-based compensation expense	8,099	5,301
Other	(1,311)	(290)
Changes in operating assets and liabilities:
Receivables	127,269	88,960
Accounts payable	(448)	(1,308)
Accrued employee compensation	(26,453)	(15,593)
Deferred revenue	13,907	10,202
Other current and noncurrent assets and liabilities	(22,190)	(39,935)
Net cash flows from operating activities	123,241	40,068
Cash flows from investing activities:
Purchases of property and equipment	(3,208)	(2,258)
Purchases of software and distribution rights	(14,582)	(6,481)
Net cash flows from investing activities	(17,790)	(8,739)
Cash flows from financing activities:
Proceeds from issuance of common stock	693	707
Proceeds from exercises of stock options	475	78
Repurchase of stock-based compensation awards for tax withholdings	(3,302)	(3,001)
Repurchases of common stock	(62,515)	—
Proceeds from revolving credit facility	164,000	50,000
Repayment of revolving credit facility	(152,000)	(45,000)
Proceeds from term portion of credit agreement	500,000	—
Repayment of term portion of credit agreement	(529,073)	(14,606)
Payments for debt issuance costs	(5,141)	—
Payments on or proceeds from other debt, net	(2,694)	(5,670)
Net decrease in settlement assets and liabilities	(18,933)	(2,834)
Net cash flows from financing activities	(108,490)	(20,326)
Effect of exchange rate fluctuations on cash	2,314	2,557
Net increase (decrease) in cash and cash equivalents	(725)	13,560
Cash and cash equivalents, including settlement deposits, beginning of period	238,821	214,672
Cash and cash equivalents, including settlement deposits, end of period	$238,096	$228,232
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$183,393	$142,412
Settlement deposits	54,703	85,820
Total cash and cash equivalents, including settlement deposits	$238,096	$228,232
Supplemental cash flow information
Income taxes paid	$2,524	$17,268
Interest paid	$24,081	$23,403
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2023, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024. Results for the three months ended March 31, 2024, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	March 31, 2024	December 31, 2023
Vendor financed licenses	$13,698	$12,702
Operating lease liabilities	9,538	9,348
Accrued interest	3,337	9,172
Other	39,191	51,022
Total other current liabilities	$65,764	$82,244

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the

Company. The amount of settlement funds as of March 31, 2024, and December 31, 2023, was $173.4 million and $273.2 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $394.0 million and $398.5 million as of March 31, 2024, and December 31, 2023, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, Banks, Merchants, and Billers, as the reporting units. As of March 31, 2024, the Company's goodwill balance of $1.2 billion was allocated $671.7 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon the October 1, 2023, annual impairment test and there have been no indications of impairment in the subsequent periods.

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.3 million and $18.5 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of March 31, 2024, and December 31, 2023, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Billed receivables	$143,851	$250,423
Allowance for doubtful accounts	(2,581)	(4,295)
Billed receivables, net	141,270	246,128
Current accrued receivables, net	203,855	206,209
Long-term accrued receivables, net	290,186	313,983
Total accrued receivables, net	494,041	520,192
Total receivables, net	$635,311	$766,320

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of March 31, 2024 and December 31, 2023.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2023	$84,360
Deferral of revenue	40,479
Recognition of deferred revenue	(26,683)
Foreign currency translation	(892)
Balance, March 31, 2024	$97,264

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

Revenue allocated to remaining performance obligations was $672.8 million as of March 31, 2024, of which the Company expects to recognize approximately 49% over the next 12 months and the remainder thereafter.

During the three months ended March 31, 2024 and 2023, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Debt
As of March 31, 2024, the Company had $136.0 million, $490.6 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $461.9 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $2.1 million of unused borrowings under Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

Credit Agreement
On February 26, 2024, ACI Worldwide, Inc. (the “Company”) entered into a Refinance Amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement, dated as of April 5, 2019 (as amended, restated, supplemented or otherwise modified from time to time, including by the Amendment, the “Credit Agreement”) among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and a lender, BofA Securities, Inc., PNC Capital Markets LLC, Wells Fargo Securities, LLC, and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other financial institutions party thereto.

The Amendment (i) provides a senior secured term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $500 million, (ii) provides a senior secured revolving credit facility (the “Revolving Loan Facility” and together with the Term Loan Facility, the “Credit Facilities”) of up to $600 million, and (iii) extends the maturity date of the Facilities to February 26, 2029 (the “Maturity Date”), provided that if any of the Company’s 5.750% Senior Notes due 2026 are outstanding on the date that is 91 days before the maturity thereof (the “Springing Maturity Date”), and the Company does not have sufficient liquidity as of such date, the Maturity Date will be the Springing Maturity Date. The Revolving Loan Facility includes a $35 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swingline loans. Amounts repaid under the Revolving Facility may be reborrowed.

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term SOFR plus 1%, and (4) 1% or (B) term SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of March 31, 2024, was 7.43%.

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

The Company’s subsidiaries, ACI Worldwide Corp. and ACI Payments, Inc. are co-borrowers under the Credit Agreement. The obligations of the borrowers under the Credit Facilities and the obligations of the Company and its subsidiaries under cash management arrangements entered into with lenders under the Credit Facilities (or affiliates thereof) are jointly and severally guaranteed by the Company and all of its existing and future material domestic subsidiaries, subject to certain exclusions. The obligations of the borrowers in respect of the Credit Facilities are secured by first-priority security interests in substantially all assets of the borrowers, including 100% of the capital stock of each domestic subsidiary of the borrower and 65% of the voting capital stock of each foreign subsidiary that is directly owned by a borrower, in each case subject to certain exclusions set forth in the Credit Agreement.

The Credit Agreement contains customary negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant additional liens, and make certain acquisitions, investments, asset dispositions, and restricted payments. In addition, the Credit Agreement contains financial covenants that require the Company to maintain, as of the end of any fiscal quarter, (i) a consolidated total net leverage ratio of less than or equal to 4.25 to 1.00, (ii) a consolidated senior secured net leverage ratio of less than or equal to 3.75 to 1.00, and (iii) a minimum consolidated interest coverage ratio of greater than or equal to 3.00 to 1.00, in each case subject to certain exclusions as set forth in the Credit Agreement.

The Credit Agreement also contains certain customary affirmative covenants and events of default. If an event of default, as specified in the Credit Agreement, shall occur and be continuing, the Company may be required to repay all amounts outstanding under the Credit Facilities.

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

Maturities on debt outstanding as of March 31, 2024, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2024	$28,125
2025	37,500
2026	437,500
2027	37,500
2028	37,500
Thereafter	448,500
Total	$1,026,625

As of March 31, 2024, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Term loans	$490,625	$519,698
Revolving credit facility	136,000	124,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(9,899)	(5,694)
Total debt	1,016,726	1,038,004
Less: current portion of term loans	37,500	77,900
Less: current portion of debt issuance costs	(2,625)	(3,495)
Total long-term debt	$981,851	$963,599

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of March 31, 2024, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2023, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of March 31, 2024 and December 31, 2023, $3.6 million was outstanding on these agreements, all of which is included in other current liabilities in the condensed consolidated balance sheet.

4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$481,471	$(369,103)	$112,368	$469,325	$(360,907)	$108,418
Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended March 31, 2024 and 2023, totaled $15.5 million and $17.0 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$446,207	$(259,698)	$186,509	$447,654	$(252,828)	$194,826
Trademarks and trade names	21,810	(21,537)	273	21,899	(21,079)	820
Total other intangible assets	$468,017	$(281,235)	$186,782	$469,553	$(273,907)	$195,646

Other intangible assets amortization expense recorded during the three months ended March 31, 2024 and 2023, totaled $8.5 million and $8.4 million, respectively.

Based on capitalized intangible assets as of March 31, 2024, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2024	$44,011	$20,980
2025	41,082	20,989
2026	20,922	20,989
2027	4,842	20,711
2028	1,509	18,309
Thereafter	2	84,804
Total	$112,368	$186,782

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the three months ended March 31, 2024 and 2023, totaled 27,550 and 31,639, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2023	873,512	$18.76
Exercised	(25,513)	18.62
Outstanding as of March 31, 2024	847,999	$18.76	1.76	$10,040,262
Exercisable as of March 31, 2024	847,999	$18.76	1.76	$10,040,262

The total intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023, was $0.3 million and less than $0.1 million, respectively. There were no stock options granted during the three months ended March 31, 2024 or 2023.

Performance Share Awards
During the three months ended March 31, 2024, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	673,126	$40.73
Granted	561,471	34.00
Forfeited	(8,304)	37.01
Change in payout rate	(203,945)	50.60
Nonvested as of March 31, 2024	1,022,348	$35.10

As of March 31, 2024, the TSRs granted in 2021 were earned by the employees. However, the performance goals were not met and no shares were issued.

The fair value of TSRs granted during the three months ended March 31, 2024, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

Three Months Ended March 31, 2024
Expected life (years)	2.7
Risk-free interest rate	4.4%
Expected volatility	36.8%
Expected dividend yield	—

There were no TSRs granted during the three months ended March 31, 2023.

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,574,883	$26.81
Granted	1,242,902	31.94
Vested	(292,250)	31.32
Forfeited	(31,893)	26.90
Nonvested as of March 31, 2024	2,493,642	$28.84

During the three months ended March 31, 2024, a total of 292,250 RSUs vested. The Company withheld 104,573 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2024, there was unrecognized compensation expense of $65.3 million related to RSUs and $25.1 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.5 years and 2.4 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2024 and 2023, of $8.1 million and $5.3 million, respectively, with corresponding tax benefits of $1.4 million and $0.9 million, respectively.
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

The Company repurchased 2,060,433 shares for $63.1 million during the three months ended March 31, 2024. Under the program to date, the Company has repurchased 60,981,733 shares for approximately $1.0 billion. As of March 31, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was $109.3 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted loss per share (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average shares outstanding:
Basic weighted average shares outstanding	106,799	108,156
Add: Dilutive effect of stock options and RSUs	—	—
Diluted weighted average shares outstanding	106,799	108,156

The diluted loss per share computation excludes 4.4 million and 2.5 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended March 31, 2024 and 2023, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2024, and December 31, 2023, was 106,257,982 and 108,077,738, respectively.
8. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $2.0 million and $3.4 million of expense for the three months ended March 31, 2024 and 2023, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Banks	$105,429	$88,040
Merchants	35,728	34,781
Billers	174,862	166,855
Total revenue	$316,019	$289,676
Segment Adjusted EBITDA
Banks	$41,638	$24,681
Merchants	10,651	6,544
Billers	30,737	29,641
Depreciation and amortization	(27,609)	(31,539)
Stock-based compensation expense	(8,099)	(5,301)
Corporate and unallocated expenses	(37,758)	(48,378)
Interest, net	(15,001)	(15,387)
Other, net	(2,025)	(3,395)
Loss before income taxes	$(7,466)	$(43,134)

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2024
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$174,862	$174,862
Merchant Payments	—	35,728	—	35,728
Fraud Management	11,507	—	—	11,507
Real-Time Payments	24,748	—	—	24,748
Issuing and Acquiring	69,174	—	—	69,174
Total	$105,429	$35,728	$174,862	$316,019

	Three Months Ended March 31, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$166,855	$166,855
Merchant Payments	—	34,781	—	34,781
Fraud Management	9,355	—	—	9,355
Real-Time Payments	19,398	—	—	19,398
Issuing and Acquiring	59,287	—	—	59,287
Total	$88,040	$34,781	$166,855	$289,676

	Three Months Ended March 31,
	2024	2023
Banks
Software as a service and platform as a service	$10,518	$9,249
License	28,533	16,316
Maintenance	44,326	46,342
Services	22,052	16,133
Total	$105,429	$88,040
Merchants
Software as a service and platform as a service	$30,352	$28,850
License	1,440	2,015
Maintenance	3,428	3,737
Services	508	179
Total	$35,728	$34,781
Billers
Software as a service and platform as a service	$174,862	$166,831
License	—	—
Maintenance	—	24
Services	—	—
Total	$174,862	$166,855

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
United States	$228,107	$201,269
Other	87,912	88,407
Total	$316,019	$289,676

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	March 31, 2024	December 31, 2023
Long-lived Assets
United States	$1,209,207	$1,216,158
Other	736,375	763,437
Total	$1,945,582	$1,979,595

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2024 and 2023. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three months ended March 31, 2024 and 2023.
10. Income Taxes
For the three months ended March 31, 2024, the Company's effective tax rate was negative 4%. The Company reported a tax charge on an overall pretax loss, with foreign entities reporting losses of $11.1 million. The effective tax rate for the three months ended March 31, 2024, was negatively impacted by excess tax limitations on stock-based compensation expense.

For the three months ended March 31, 2023, the Company's effective tax rate was 25%. The Company's foreign entities reported losses of $7.2 million for the three months ended March 31, 2023.

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

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting released Pillar Two Model Rules (“Pillar Two”) for a global minimum tax. Many countries have enacted certain aspects of the Pillar Two framework with effective dates in 2024. Entities operating in countries where Pillar Two has been enacted are required to estimate Pillar Two top-up tax obligations beginning in the first quarter of 2024.

For the three months ended March 31, 2024, the Company did not have material Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

As of March 31, 2024, and December 31, 2023, the amount of unrecognized tax benefits for uncertain tax positions was $20.9 million, excluding related liabilities for interest and penalties of $0.5 million.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $2.2 million, due to the settlement of various audits and the expiration of statutes of limitation.

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

All forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in our Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in Part 2, Item 1A of this Form 10-Q.

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and with our financial statements and related notes contained in this Form 10-Q. Results for the three months ended March 31, 2024, are not necessarily indicative of results that may be attained in the future.

Global Economy and Inflation
Since 2022, the global economy has experienced high inflation, increased interest rates, and pressures on gross domestic product. While we believe our business is resilient and can generally weather unusually high levels of inflation, inflationary pressures have had some impact on our financial performance. Specifically, inflation impacted our interchange costs associated with the Biller segment.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2024, and December 31, 2023 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	March 31, 2024	December 31, 2023
Banks	$2,235	$2,261
Merchants	741	754
Billers	3,505	3,505
Total	$6,481	$6,520

	March 31, 2024	December 31, 2023
Committed	$2,223	$2,178
Renewal	4,258	4,342
Total	$6,481	$6,520
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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended March 31, 2024 Compared to the Three Month Period Ended March 31, 2023

	Three Months Ended March 31,
	2024				2023
	Amount	% of Total Revenue	$ Change vs 2023	% Change vs 2023	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$215,732	68%	$10,802	5%	$204,930	71%
License	29,973	10%	11,642	64%	18,331	6%
Maintenance	47,754	15%	(2,349)	(5)%	50,103	17%
Services	22,560	7%	6,248	38%	16,312	6%
Total revenues	316,019	100%	26,343	9%	289,676	100%
Operating expenses:
Cost of revenue	191,107	60%	12,553	7%	178,554	62%
Research and development	34,993	11%	(2,125)	(6)%	37,118	13%
Selling and marketing	26,750	8%	(8,685)	(25)%	35,435	12%
General and administrative	26,000	8%	(5,382)	(17)%	31,382	11%
Depreciation and amortization	27,609	9%	(3,930)	(12)%	31,539	11%
Total operating expenses	306,459	96%	(7,569)	(2)%	314,028	109%
Operating income (loss)	9,560	4%	33,912	139%	(24,352)	(9)%
Other income (expense):
Interest expense	(19,010)	(6)%	(118)	1%	(18,892)	(7)%
Interest income	4,009	1%	504	14%	3,505	1%
Other, net	(2,025)	(1)%	1,370	(40)%	(3,395)	(1)%
Total other income (expense)	(17,026)	(6)%	1,756	(9)%	(18,782)	(7)%
Loss before income taxes	(7,466)	(2)%	35,668	(83)%	(43,134)	(16)%
Income tax expense (benefit)	285	—%	11,111	(103)%	(10,826)	(4)%
Net loss	$(7,751)	(2)%	$24,557	(76)%	$(32,308)	(12)%

Revenues
Total revenue for the three months ended March 31, 2024, increased $26.3 million, or 9%, as compared to the same period in 2023.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in total revenue during the three months ended March 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, total revenue for the three months ended March 31, 2024, increased $26.1 million, or 9%, as compared to the same period in 2023.

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

SaaS and PaaS revenue increased $10.8 million, or 5%, during the three months ended March 31, 2024, as compared to the same period in 2023.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in SaaS and PaaS revenue during the three months ended March 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended March 31, 2024, increased $10.5 million, or 5%, as compared to the same period in 2023.
•The increase was primarily driven by new customer go-lives since March 31, 2023, and higher transaction volumes during the three months ended March 31, 2024, as compared to the same period in 2023.

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

License revenue increased $11.6 million, or 64%, during the three months ended March 31, 2024, as compared to the same period in 2023.
•The increase was driven by license renewal timing as well as the relative size of new license and capacity events during the three months ended March 31, 2024, as compared to the same period in 2023.

Maintenance Revenue
Maintenance revenue includes standard, enhanced, and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $2.3 million, or 5%, during the three months ended March 31, 2024, as compared to the same period in 2023.
•The decrease was primarily driven by customers reducing premium customer support and maintenance on non-strategic products during the three months ended March 31, 2024, as compared to the same period in 2023.

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

Services revenue increased $6.2 million, or 38%, during the three months ended March 31, 2024, as compared to the same period in 2023.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended March 31, 2024, as compared to the same period in 2023.

Operating Expenses
Total operating expenses for the three months ended March 31, 2024, decreased $7.6 million, or 2%, as compared to the same period in 2023.
•Total operating expenses for the three months ended March 31, 2024, included $2.6 million for cost reduction strategies and $0.3 million of other significant transaction-related expenses during the period, compared to $8.3 million for cost reduction strategies, $2.0 million of significant transaction-related expenses, $1.1 million for CEO transition, and $1.0 million of European data center migration expenses for the same period in 2023.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in total operating expenses during the three months ended March 31, 2024, compared to the same period in 2023.
•Adjusted for significant transaction-related expenses and foreign currency, total operating expenses for the three months ended March 31, 2024, increased $1.5 million, or 1%, compared to the same period in 2023.

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

Cost of revenue increased $12.6 million, or 7%, during the three months ended March 31, 2024, compared to the same period in 2023.
•The increase was primarily due to higher payment card interchange and processing fees and cloud computing fees of $6.2 million and $4.0 million, respectively. The remaining increase was due to higher personnel and related expenses of $2.4 million, including a $0.9 million increase in stock-based compensation expense.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense decreased $2.1 million, or 6%, during the three months ended March 31, 2024, as compared to the same period in 2023.
•The decrease was primarily due to lower professional fees and personnel and related expenses of $1.3 million and $0.8 million, respectively.

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

Selling and marketing expense decreased $8.7 million, or 25%, during the three months ended March 31, 2024, as compared to the same period in 2023.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in selling and marketing expense during the three months ended March 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, selling and marketing expense decreased $8.9 million, or 25%, for the three months ended March 31, 2024, as compared to the same period in 2023.
•The decrease was primarily due to lower personnel and related expenses and advertising and professional fees of $7.4 million and $1.5 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $5.4 million, or 17%, during the three months ended March 31, 2024, as compared to the same period in 2023.
•General and administrative expenses for the three months ended March 31, 2024, included $2.6 million for cost reduction strategies and $0.3 million of other expenses, compared to $8.3 million for cost reduction strategies, $2.0 million of significant transaction-related expenses, $1.1 million for CEO transitions, and $1.0 million of European data center migration expenses for the same period in 2023.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in general and administrative expense during the three months ended March 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense increased $4.0 million, or 21%, for the three months ended March 31, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher personnel and related expenses, including a $1.1 million increase in stock-based compensation expense.

Depreciation and Amortization
Depreciation and amortization decreased $3.9 million, or 12%, during the three months ended March 31, 2024, as compared to the same period in 2023.
•The decrease was primarily due to a $2.5 million decrease in depreciation due to prior facilities cost reduction activities and $1.4 million decrease in amortization for fully amortized software acquired through acquisitions.

Other Income and Expense
Interest expense for the three months ended March 31, 2024, was flat compared to the same period in 2023.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended March 31, 2024, increased $0.5 million, or 14%, as compared to the same period in 2023.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $2.0 million and $3.4 million of expense for the three months ended March 31, 2024 and 2023, respectively.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue
Banks	$105,429	$88,040
Merchants	35,728	34,781
Billers	174,862	166,855
Total revenue	$316,019	$289,676
Segment Adjusted EBITDA
Banks	$41,638	$24,681
Merchants	10,651	6,544
Billers	30,737	29,641
Depreciation and amortization	(27,609)	(31,539)
Stock-based compensation expense	(8,099)	(5,301)
Corporate and unallocated expenses	(37,758)	(48,378)
Interest, net	(15,001)	(15,387)
Other, net	(2,025)	(3,395)
Loss before income taxes	$(7,466)	$(43,134)

Banks Segment Adjusted EBITDA increased $17.0 million for the three months ended March 31, 2024, compared to the same period in 2023, due to a $17.4 million increase in revenue primarily due to an increase in license and services revenues, partially offset by a $0.4 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA increased $4.1 million for the three months ended March 31, 2024, compared to the same period in 2023, due to a $0.9 million increase in revenue, and a $3.2 million decrease in cash operating expense.

Billers Segment Adjusted EBITDA increased $1.1 million for the three months ended March 31, 2024, compared to the same period in 2023, due to a $8.0 million increase in revenue, partially offset by a $6.9 million increase in cash operating expense, primarily payment card interchange and processing fees.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2024, we had $183.4 million of cash and cash equivalents, of which $69.2 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of March 31, 2024, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. The earnings of all other foreign entities are no longer indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of March 31, 2024.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$183,393	$164,239
Availability under revolving credit facility	461,900	373,900
Total liquidity	$645,293	$538,139

The increase in total liquidity is primarily attributable to the $100.0 million increase in the maximum amount available under the revolving credit facility.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of March 31, 2024, the full $75.0 million was available.

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

We repurchased 2,060,433 shares for $63.1 million under the program during the three months ended March 31, 2024. Under the program to date, we have repurchased 60,981,733 shares for approximately $1.0 billion. As of March 31, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $109.3 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used by):
Operating activities	$123,241	$40,068
Investing activities	(17,790)	(8,739)
Financing activities	(108,490)	(20,326)

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

Cash flows provided by operating activities of $123.2 million were $83.2 million higher for the three months ended March 31, 2024, compared to $40.1 million for the same period in 2023. Our operating cash flows for the current quarter increased primarily due to $38.3 million more in customer receipt collections on higher prior year-end receivable balances, $14.7 million less in income tax payments, as well as a $24.6 million lower net loss for the three months ended March 31, 2024, compared to the same period in 2023.

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
During the first three months of 2024, we used cash of $17.8 million to purchase software, property, and equipment, as compared to $8.7 million during the same period in 2023.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first three months of 2024, we repaid a net $29.1 million on the Term Loan under the Amendment, $2.7 million of other debt payments, and $5.1 million of debt issuance costs. In addition, we used $62.5 million to repurchase common stock, $3.3 million for the repurchase of stock-based compensation awards for tax withholdings, and $18.9 million for settlement assets and liabilities due to processing timing. We received net proceeds of $12.0 million on the Revolving Credit Facility, and proceeds of $1.2 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first three months of 2023, we repaid $14.6 million on the Term Loans and $5.7 million of other debt payments. In addition, we used $3.0 million for the repurchase of stock-based compensation awards for tax withholdings and $2.8 million for settlement assets and liabilities due to processing timing. We received net proceeds of $5.0 million on the Revolving Credit Facility, and proceeds of $0.8 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.
Contractual Obligations and Commercial Commitments
For the three months ended March 31, 2024, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2023.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2024. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at March 31, 2024, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.1 million annually.

We had approximately $1.0 billion of debt outstanding as of March 31, 2024, with $626.6 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 7.43% as of March 31, 2024. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.7 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2023. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2024 through January 31, 2024	1,055,355		$30.48	1,055,355	$140,248,000
February 1, 2024 through February 29, 2024	1,044,146	(1)	29.34	1,005,078	109,349,000
March 1, 2024 through March 31, 2024	65,505	(1)	32.13	—	109,349,000
Total	2,165,006		$29.98	2,060,433

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended March 31, 2024, 292,250 shares of RSUs vested. We withheld 104,573 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In February 2023, the board approved the repurchase of the Company's common stock of up to $200.0 million, in place of the remaining purchase amounts previously authorized. As of March 31, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $109.3 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.
ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	ACI Worldwide, Inc. Restated Certificate of Incorporation
3.02	(2)	ACI Worldwide, Inc. Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01		Refinancing Amendment, dated as of February 26, 2024, among ACI Worldwide, Inc., ACI Worldwide Corp., ACI Payments, Inc. and Bank of America, N.A., as administrative agent for the lenders
10.02		Form of Indemnification Agreement between the Company, its directors and certain officers, including executive officers
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ACI WORLDWIDE, INC. (Registrant)

Date: April 30, 2024	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)