Form 10-Q
period 2024-06-30
ACI WORLDWIDE, INC.
filed 2024-08-01
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 30, 2024, there were 104,657,257 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$156,983	$164,239
Receivables, net of allowances of $1,307 and $4,295, respectively	369,171	452,337
Settlement assets	792,745	723,039
Prepaid expenses	30,485	31,479
Other current assets	31,826	35,551
Total current assets	1,381,210	1,406,645
Noncurrent assets
Accrued receivables, net	290,348	313,983
Property and equipment, net	34,943	37,856
Operating lease right-of-use assets	31,119	34,338
Software, net	100,200	108,418
Goodwill	1,226,026	1,226,026
Intangible assets, net	178,601	195,646
Deferred income taxes, net	61,230	58,499
Other noncurrent assets	60,995	63,328
TOTAL ASSETS	$3,364,672	$3,444,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,798	$45,964
Settlement liabilities	792,166	721,164
Employee compensation	33,446	53,892
Current portion of long-term debt	34,892	74,405
Deferred revenue	72,659	59,580
Other current liabilities	62,160	82,244
Total current liabilities	1,044,121	1,037,249
Noncurrent liabilities
Deferred revenue	19,292	24,780
Long-term debt	973,121	963,599
Deferred income taxes, net	41,052	40,735
Operating lease liabilities	25,237	29,074
Other noncurrent liabilities	25,093	25,005
Total liabilities	2,127,916	2,120,442
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2024, and December 31, 2023	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2024, and December 31, 2023	702	702
Additional paid-in capital	718,559	712,994
Retained earnings	1,418,103	1,394,967
Treasury stock, at cost, 35,664,418 and 32,447,317 shares at June 30, 2024, and December 31, 2023, respectively	(786,526)	(674,896)
Accumulated other comprehensive loss	(114,082)	(109,470)
Total stockholders’ equity	1,236,756	1,324,297
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,364,672	$3,444,739
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Software as a service and platform as a service	$235,399	$209,676	$451,131	$414,606
License	65,582	44,671	95,555	63,002
Maintenance	48,733	51,391	96,487	101,494
Services	23,765	17,587	46,325	33,899
Total revenues	373,479	323,325	689,498	613,001
Operating expenses
Cost of revenue (1)	203,238	181,343	394,345	359,897
Research and development	35,410	35,265	70,403	72,383
Selling and marketing	28,551	33,289	55,301	68,724
General and administrative	24,993	31,472	50,993	62,854
Depreciation and amortization	27,586	31,436	55,195	62,975
Total operating expenses	319,778	312,805	626,237	626,833
Operating income (loss)	53,701	10,520	63,261	(13,832)
Other income (expense)
Interest expense	(18,471)	(19,909)	(37,481)	(38,801)
Interest income	3,953	3,458	7,962	6,963
Other, net	1,156	(4,092)	(869)	(7,487)
Total other income (expense)	(13,362)	(20,543)	(30,388)	(39,325)
Income (loss) before income taxes	40,339	(10,023)	32,873	(53,157)
Income tax expense (benefit)	9,452	(3,313)	9,737	(14,139)
Net income (loss)	$30,887	$(6,710)	$23,136	$(39,018)
Income (loss) per common share
Basic	$0.29	$(0.06)	$0.22	$(0.36)
Diluted	$0.29	$(0.06)	$0.22	$(0.36)
Weighted average common shares outstanding
Basic	105,395	108,455	106,097	108,306
Diluted	106,166	108,455	106,815	108,306

(1) The cost of revenue excludes charges for depreciation and amortization.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$30,887	$(6,710)	$23,136	$(39,018)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,208)	2,990	(4,612)	6,608
Total other comprehensive income (loss)	(2,208)	2,990	(4,612)	6,608
Comprehensive income (loss)	$28,679	$(3,720)	$18,524	$(32,410)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2024	$702	$714,936	$1,387,216	$(733,927)	$(111,874)	$1,257,053
Net income	—	—	30,887	—	—	30,887
Other comprehensive loss	—	—	—	—	(2,208)	(2,208)
Stock-based compensation	—	10,720	—	—	—	10,720
Shares issued and forfeited, net, under stock plans	—	(7,097)	—	8,066	—	969
Repurchase of 1,682,787 shares of common stock	—	—	—	(57,628)	—	(57,628)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,037)	—	(3,037)
Balance as of June 30, 2024	$702	$718,559	$1,418,103	$(786,526)	$(114,082)	$1,236,756

	Three Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2023	$702	$701,040	$1,241,150	$(661,223)	$(114,042)	$1,167,627
Net loss	—	—	(6,710)	—	—	(6,710)
Other comprehensive income	—	—	—	—	2,990	2,990
Stock-based compensation	—	5,414	—	—	—	5,414
Shares issued and forfeited, net, under stock plans	—	(2,358)	—	5,882	—	3,524
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(319)	—	(319)
Balance as of June 30, 2023	$702	$704,096	$1,234,440	$(655,660)	$(111,052)	$1,172,526
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2023	$702	$712,994	$1,394,967	$(674,896)	$(109,470)	$1,324,297
Net income	—	—	23,136	—		23,136
Other comprehensive loss	—	—	—	—	(4,612)	(4,612)
Stock-based compensation	—	18,819	—	—	—	18,819
Shares issued and forfeited, net, under stock plans	—	(13,254)	—	15,402	—	2,148
Repurchase of 3,743,220 shares of common stock	—	—	—	(120,693)	—	(120,693)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(6,339)	—	(6,339)
Balance as of June 30, 2024	$702	$718,559	$1,418,103	$(786,526)	$(114,082)	$1,236,756

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2022	$702	$702,458	$1,273,458	$(665,771)	$(117,660)	$1,193,187
Net loss	—	—	(39,018)	—	—	(39,018)
Other comprehensive income	—	—	—	—	6,608	6,608
Stock-based compensation	—	10,715	—	—	—	10,715
Shares issued and forfeited, net, under stock plans	—	(9,077)	—	13,431	—	4,354
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,320)	—	(3,320)
Balance as of June 30, 2023	$702	$704,096	$1,234,440	$(655,660)	$(111,052)	$1,172,526
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$23,136	$(39,018)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	7,195	13,091
Amortization	48,000	49,884
Amortization of operating lease right-of-use assets	4,999	6,491
Amortization of deferred debt issuance costs	1,598	2,492
Deferred income taxes	1,516	(22,641)
Stock-based compensation expense	18,819	10,715
Other	(2,067)	311
Changes in operating assets and liabilities:
Receivables	99,598	81,856
Accounts payable	4,849	(1,954)
Accrued employee compensation	(19,884)	(4,628)
Deferred revenue	8,317	12,700
Other current and noncurrent assets and liabilities	(17,818)	(51,791)
Net cash flows from operating activities	178,258	57,508
Cash flows from investing activities:
Purchases of property and equipment	(4,954)	(4,576)
Purchases of software and distribution rights	(19,024)	(15,021)
Net cash flows from investing activities	(23,978)	(19,597)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,397	1,426
Proceeds from exercises of stock options	752	2,869
Repurchase of stock-based compensation awards for tax withholdings	(6,339)	(3,320)
Repurchases of common stock	(119,674)	—
Proceeds from revolving credit facility	164,000	55,000
Repayment of revolving credit facility	(152,000)	(45,000)
Proceeds from term portion of credit agreement	500,000	—
Repayment of term portion of credit agreement	(538,448)	(34,081)
Payments on or proceeds from other debt, net	(8,669)	(11,830)
Payments for debt issuance costs	(5,141)	(2,160)
Net decrease in settlement assets and liabilities	(6,151)	(24,087)
Net cash flows from financing activities	(170,273)	(61,183)
Effect of exchange rate fluctuations on cash	1,290	5,427
Net decrease in cash and cash equivalents	(14,703)	(17,845)
Cash and cash equivalents, including settlement deposits, beginning of period	238,821	214,672
Cash and cash equivalents, including settlement deposits, end of period	$224,118	$196,827
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$156,983	$132,391
Settlement deposits	67,135	64,436
Total cash and cash equivalents, including settlement deposits	$224,118	$196,827
Supplemental cash flow information
Income taxes paid	$14,686	$33,907
Interest paid	$36,142	$36,102
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2023, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024. Results for the three and six months ended June 30, 2024, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	June 30, 2024	December 31, 2023
Operating lease liabilities	$9,250	$9,348
Accrued interest	9,082	9,172
Vendor financed licenses	8,563	12,702
Other	35,265	51,022
Total other current liabilities	$62,160	$82,244

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2024, and December 31, 2023, was $202.6 million and $273.2 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $397.9 million and $398.5 million as of June 30, 2024, and December 31, 2023, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, Banks, Merchants, and Billers, as the reporting units. As of June 30, 2024, the Company's goodwill balance of $1.2 billion was allocated $671.7 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $19.3 million and $18.5 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of June 30, 2024, and December 31, 2023, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Billed receivables	$161,552	$250,423
Allowance for doubtful accounts	(1,307)	(4,295)
Billed receivables, net	160,245	246,128
Current accrued receivables, net	208,926	206,209
Long-term accrued receivables, net	290,348	313,983
Total accrued receivables, net	499,274	520,192
Total receivables, net	$659,519	$766,320

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of June 30, 2024 and December 31, 2023.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2023	$84,360
Deferral of revenue	65,257
Recognition of deferred revenue	(57,076)
Foreign currency translation	(590)
Balance, June 30, 2024	$91,951

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

Revenue allocated to remaining performance obligations was $731.0 million as of June 30, 2024, of which the Company expects to recognize approximately 53% over the next 12 months and the remainder thereafter.

During the three and six months ended June 30, 2024, and 2023, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Debt
As of June 30, 2024, the Company had $136.0 million, $481.3 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $462.1 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.9 million of unused borrowings under Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of June 30, 2024, was 7.44%.

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

Maturities on debt outstanding as of June 30, 2024, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2024	$18,750
2025	37,500
2026	437,500
2027	37,500
2028	37,500
Thereafter	448,500
Total	$1,017,250

As of June 30, 2024, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Term loans	$481,250	$519,698
Revolving credit facility	136,000	124,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(9,237)	(5,694)
Total debt	1,008,013	1,038,004
Less: current portion of term loans	37,500	77,900
Less: current portion of debt issuance costs	(2,608)	(3,495)
Total long-term debt	$973,121	$963,599

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of June 30, 2024, there was $75.0 million available and no amount outstanding on the overdraft facility. As of December 31, 2023, there was no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of June 30, 2024, no amount was outstanding on these agreements. As of December 31, 2023, $3.6 million was outstanding on these agreements, all of which was included in other current liabilities in the consolidated balance sheet.

4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$479,657	$(379,457)	$100,200	$469,325	$(360,907)	$108,418

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended June 30, 2024 and 2023, totaled $15.8 million and $16.0 million, respectively. Software for internal use amortization expense recorded during the six months ended June 30, 2024 and 2023, totaled $31.3 million and $33.0 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$446,262	$(267,661)	$178,601	$447,654	$(252,828)	$194,826
Trademarks and trade names	21,795	(21,795)	—	21,899	(21,079)	820
Total other intangible assets	$468,057	$(289,456)	$178,601	$469,553	$(273,907)	$195,646

Other intangible assets amortization expense recorded during the three months ended June 30, 2024 and 2023, totaled $8.2 million and $8.5 million, respectively. Other intangible assets amortization expense recorded during the six months ended June 30, 2024 and 2023, totaled $16.7 million and $16.9 million, respectively.

Based on capitalized intangible assets as of June 30, 2024, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2024	$29,342	$12,785
2025	42,369	20,977
2026	21,689	20,977
2027	5,281	20,713
2028	1,517	18,315
Thereafter	2	84,834
Total	$100,200	$178,601

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the six months ended June 30, 2024 and 2023, totaled 51,397 and 65,770, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2023	873,512	$18.76
Exercised	(40,307)	18.69
Outstanding as of June 30, 2024	833,205	$18.76	1.52	$17,356,237
Exercisable as of June 30, 2024	833,205	$18.76	1.52	$17,356,237

The total intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023, was $0.6 million and $0.8 million, respectively. There were no stock options granted during the six months ended June 30, 2024 or 2023.

Performance Share Awards
During the six months ended June 30, 2024, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	673,126	$40.73
Granted	561,471	34.00
Forfeited	(18,241)	34.48
Change in payout rate	(203,945)	50.60
Nonvested as of June 30, 2024	1,012,411	$35.13

In the first quarter of 2024, the TSRs granted in 2021 were earned by the employees. However, the performance goals were not met and no shares were issued.

The fair value of TSRs granted during the six months ended June 30, 2024 and 2023, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Six months ended June 30,
	2024	2023
Expected life (years)	2.7	2.9
Risk-free interest rate	4.4%	3.6%
Expected volatility	36.8%	37.1%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,574,883	$26.81
Granted	1,297,577	32.06
Vested	(624,487)	28.78
Forfeited	(86,941)	27.77
Nonvested as of June 30, 2024	2,161,032	$29.36

During the six months ended June 30, 2024, a total of 624,487 RSUs vested. The Company withheld 190,072 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2024, there was unrecognized compensation expense of $58.0 million related to RSUs and $21.9 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.3 years and 2.2 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2024 and 2023, of $10.7 million and $5.4 million, respectively, with corresponding tax benefits of $1.7 million and $1.0 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2024 and 2023, of $18.8 million and $10.7 million, respectively, with corresponding tax benefits of $3.1 million and $2.0 million, respectively.
6. Common Stock and Treasury Stock
In 2005, the board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorize additional funds for the program. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million, in place of the remaining purchase amounts previously authorized.

The Company repurchased 3,743,220 shares for $120.7 million during the six months ended June 30, 2024. Under the program to date, the Company has repurchased 62,664,520 shares for approximately $1.1 billion. As of June 30, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was $380.3 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding:
Basic weighted average shares outstanding	105,395	108,455	106,097	108,306
Add: Dilutive effect of stock options and RSUs	771	—	718	—
Diluted weighted average shares outstanding	106,166	108,455	106,815	108,306

The diluted earnings (loss) per share computation excludes 1.0 million and 3.7 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended June 30, 2024 and 2023, respectively, as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 1.7 million and 3.1 million options to purchase shares, RSUs, and contingently issuable shares during the six months ended June 30, 2024 and 2023, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2024, and December 31, 2023, was 104,860,637 and 108,077,738, respectively.
8. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.2 million of income and $4.1 million of expense for the three months ended June 30, 2024 and 2023, respectively. Other, net was $0.9 million and $7.5 million of expense for the six months ended June 30, 2024 and 2023, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Banks	$143,649	$117,507	$249,078	$205,547
Merchants	38,017	36,508	73,745	71,289
Billers	191,813	169,310	366,675	336,165
Total revenue	$373,479	$323,325	$689,498	$613,001
Segment Adjusted EBITDA
Banks	$79,212	$51,622	$120,850	$76,303
Merchants	15,375	9,911	26,026	16,455
Billers	37,435	31,229	68,172	60,870
Depreciation and amortization	(27,586)	(31,436)	(55,195)	(62,975)
Stock-based compensation expense	(10,720)	(5,414)	(18,819)	(10,715)
Corporate and unallocated expenses	(40,015)	(45,392)	(77,773)	(93,770)
Interest, net	(14,518)	(16,451)	(29,519)	(31,838)
Other, net	1,156	(4,092)	(869)	(7,487)
Income (loss) before income taxes	$40,339	$(10,023)	$32,873	$(53,157)

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2024
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$191,813	$191,813
Merchant Payments	—	38,017	—	38,017
Fraud Management	9,187	—	—	9,187
Real-Time Payments	26,429	—	—	26,429
Issuing and Acquiring	108,033	—	—	108,033
Total	$143,649	$38,017	$191,813	$373,479

	Three Months Ended June 30, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$169,310	$169,310
Merchant Payments	—	36,508	—	36,508
Fraud Management	12,153	—	—	12,153
Real-Time Payments	26,499	—	—	26,499
Issuing and Acquiring	78,855	—	—	78,855
Total	$117,507	$36,508	$169,310	$323,325

	Six Months Ended June 30, 2024
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$366,675	$366,675
Merchant Payments	—	73,745	—	73,745
Fraud Management	20,694	—	—	20,694
Real-Time Payments	51,177	—	—	51,177
Issuing and Acquiring	177,207	—	—	177,207
Total	$249,078	$73,745	$366,675	$689,498

	Six Months Ended June 30, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$336,165	$336,165
Merchant Payments	—	71,289	—	71,289
Fraud Management	21,508	—	—	21,508
Real-Time Payments	45,897	—	—	45,897
Issuing and Acquiring	138,142	—	—	138,142
Total	$205,547	$71,289	$336,165	$613,001

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Banks
Software as a service and platform as a service	$11,709	$9,742	$22,227	$18,991
License	63,486	42,885	92,019	59,201
Maintenance	44,973	47,624	89,299	93,966
Services	23,481	17,256	45,533	33,389
Total	$143,649	$117,507	$249,078	$205,547
Merchants
Software as a service and platform as a service	$31,877	$30,648	$62,229	$59,498
License	2,096	1,786	3,536	3,801
Maintenance	3,760	3,743	7,188	7,480
Services	284	331	792	510
Total	$38,017	$36,508	$73,745	$71,289
Billers
Software as a service and platform as a service	$191,813	$169,286	$366,675	$336,117
License	—	—	—	—
Maintenance	—	24	—	48
Services	—	—	—	—
Total	$191,813	$169,310	$366,675	$336,165

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
United States	$229,543	$205,199	$457,650	$406,468
Other	143,936	118,126	231,848	206,533
Total	$373,479	$323,325	$689,498	$613,001

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	June 30, 2024	December 31, 2023
Long-lived Assets
United States	$1,182,509	$1,216,158
Other	739,723	763,437
Total	$1,922,232	$1,979,595

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three and six months ended June 30, 2024 and 2023. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the six months ended June 30, 2024 and 2023.

10. Income Taxes

For the three and six months ended June 30, 2024, the Company's effective tax rate was 23% and 30%, respectively. The Company reported a tax charge on pretax income for both the three and six months ended June 30, 2024, with foreign entities recognizing earnings of $51.7 million and $40.5 million, respectively.

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

For the six months ended June 30, 2024, the Company did not have material Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

As of June 30, 2024, and December 31, 2023, the amount of unrecognized tax benefits for uncertain tax positions was $20.9 million, excluding related liabilities for interest and penalties of $0.5 million.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and six months ended June 30, 2024, are not necessarily indicative of results that may be attained in the future.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of June 30, 2024, March 31, 2024, and December 31, 2023 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	June 30, 2024	March 31, 2024	December 31, 2023
Banks	$2,230	$2,235	$2,261
Merchants	740	741	754
Billers	3,398	3,505	3,505
Total	$6,368	$6,481	$6,520

	June 30, 2024	March 31, 2024	December 31, 2023
Committed	$2,362	$2,223	$2,178
Renewal	4,006	4,258	4,342
Total	$6,368	$6,481	$6,520

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended June 30, 2024 Compared to the Three Month Period Ended June 30, 2023

	Three Months Ended June 30,
	2024				2023
	Amount	% of Total Revenue	$ Change vs 2023	% Change vs 2023	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$235,399	63%	$25,723	12%	$209,676	65%
License	65,582	18%	20,911	47%	44,671	14%
Maintenance	48,733	13%	(2,658)	(5)%	51,391	16%
Services	23,765	6%	6,178	35%	17,587	5%
Total revenues	373,479	100%	50,154	16%	323,325	100%
Operating expenses:
Cost of revenue	203,238	54%	21,895	12%	181,343	56%
Research and development	35,410	9%	145	—%	35,265	11%
Selling and marketing	28,551	8%	(4,738)	(14)%	33,289	10%
General and administrative	24,993	7%	(6,479)	(21)%	31,472	10%
Depreciation and amortization	27,586	7%	(3,850)	(12)%	31,436	10%
Total operating expenses	319,778	85%	6,973	2%	312,805	97%
Operating income	53,701	15%	43,181	410%	10,520	3%
Other income (expense):
Interest expense	(18,471)	(5)%	1,438	(7)%	(19,909)	(6)%
Interest income	3,953	1%	495	14%	3,458	1%
Other, net	1,156	—%	5,248	128%	(4,092)	(1)%
Total other income (expense)	(13,362)	(4)%	7,181	(35)%	(20,543)	(6)%
Income (loss) before income taxes	40,339	11%	50,362	502%	(10,023)	(3)%
Income tax expense (benefit)	9,452	3%	12,765	(385)%	(3,313)	(1)%
Net income (loss)	$30,887	8%	$37,597	560%	$(6,710)	(2)%

Revenues
Total revenue for the three months ended June 30, 2024, increased $50.2 million, or 16%, as compared to the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in total revenue during the three months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, total revenue for the three months ended June 30, 2024, increased $50.9 million, or 16%, as compared to the same period in 2023.

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

SaaS and PaaS revenue increased $25.7 million, or 12%, during the three months ended June 30, 2024, as compared to the same period in 2023.
•The increase was primarily driven by new customer go-lives since June 30, 2023, and higher transaction volumes during the three months ended June 30, 2024, as compared to the same period in 2023.

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

Included in license revenue are license and capacity fees that are payable at the inception of the agreement. License revenue also includes license and capacity fees payable annually, quarterly, or monthly due to negotiated customer payment terms. The Company recognizes revenue in advance of billings for software license arrangements with extended payment terms and adjusts for the effects of the financing component, if significant.

License revenue increased $20.9 million, or 47%, during the three months ended June 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in license revenue during the three months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, license revenue for the three months ended June 30, 2024, increased $21.2 million, or 48%, as compared to the same period in 2023.
•The increase was driven by license renewal timing as well as the relative size of new license and capacity events during the three months ended June 30, 2024, as compared to the same period in 2023.

Maintenance Revenue
Maintenance revenue includes standard, enhanced, and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $2.7 million, or 5%, during the three months ended June 30, 2024, as compared to the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in maintenance revenue during the three months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended June 30, 2024, decreased $2.5 million or 5%, as compared to the same period in 2023.
•The decrease was primarily driven by customers reducing premium customer support and maintenance on non-strategic products during the three months ended June 30, 2024, as compared to the same period in 2023.

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

Services revenue increased $6.2 million, or 35%, during the three months ended June 30, 2024, as compared to the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in services revenue during the three months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, services revenue for the three months ended June 30, 2024, increased $6.4 million or 37%, as compared to the same period in 2023.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended June 30, 2024, as compared to the same period in 2023.

Operating Expenses
Total operating expenses for the three months ended June 30, 2024, increased $7.0 million, or 2%, as compared to the same period in 2023.
•Total operating expenses for the three months ended June 30, 2024, included $0.4 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses during the period, compared to $7.6 million for cost reduction strategies, $0.5 million of significant transaction-related expenses, $0.7 million for CEO transition, and $1.2 million of European data center migration expenses for the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in total operating expenses during the three months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the three months ended June 30, 2024, increased $16.9 million, or 6%, as compared to the same period in 2023.

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

Cost of revenue increased $21.9 million, or 12%, during the three months ended June 30, 2024, as compared to the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in cost of revenue during the three months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, cost of revenue increased $22.2 million, or 12%, for the three months ended June 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher payment card interchange and processing fees and cloud computing fees of $18.1 million and $0.7 million, respectively. The remaining increase was due to higher personnel and related expenses of $3.4 million, including a $1.0 million increase in stock-based compensation expense.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $0.1 million during the three months ended June 30, 2024, as compared to the same period in 2023.

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

Selling and marketing expense decreased $4.7 million, or 14%, during the three months ended June 30, 2024, as compared to the same period in 2023.
•The decrease was primarily due to lower personnel and related expenses and advertising and professional fees of $4.0 million and $0.7 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $6.5 million, or 21%, during the three months ended June 30, 2024, as compared to the same period in 2023.
•General and administrative expenses for the three months ended June 30, 2024, included $0.4 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses during the period, compared to $7.6 million for cost reduction strategies, $0.5 million of significant transaction-related expenses, $0.7 million for CEO transition, and $1.2 million of European data center migration expenses in the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in general and administrative expense during the three months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense increased $2.9 million, or 14%, for the three months ended June 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher personnel and related expenses of $4.7 million, including a $2.8 million increase in stock-based compensation expense, partially offset by a $1.8 million decrease in professional and other legal fees.

Depreciation and Amortization
Depreciation and amortization decreased $3.9 million, or 12%, during the three months ended June 30, 2024, as compared to the same period in 2023.
•The decrease was primarily due to a $3.4 million decrease in depreciation due to prior facilities cost reduction activities, and a $0.5 million decrease in amortization for fully amortized software acquired through acquisitions.

Other Income and Expense
Interest expense for the three months ended June 30, 2024, decreased $1.4 million, or 7%, as compared to the same period in 2023, primarily due to repayments on the Term Loan.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended June 30, 2024, increased $0.5 million, or 14%, as compared to the same period in 2023.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.2 million of income and $4.1 million of expense for the three months ended June 30, 2024 and 2023, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Six Month Period Ended June 30, 2024 Compared to the Six Month Period Ended June 30, 2023

	Six Months Ended June 30,
	2024				2023
	Amount	% of Total Revenue	$ Change vs 2023	% Change vs 2023	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$451,131	65%	$36,525	9%	$414,606	67%
License	95,555	14%	32,553	52%	63,002	10%
Maintenance	96,487	14%	(5,007)	(5)%	101,494	17%
Services	46,325	7%	12,426	37%	33,899	6%
Total revenues	689,498	100%	76,497	12%	613,001	100%
Operating expenses:
Cost of revenue	394,345	57%	34,448	10%	359,897	59%
Research and development	70,403	10%	(1,980)	(3)%	72,383	12%
Selling and marketing	55,301	8%	(13,423)	(20)%	68,724	11%
General and administrative	50,993	7%	(11,861)	(19)%	62,854	10%
Depreciation and amortization	55,195	8%	(7,780)	(12)%	62,975	10%
Total operating expenses	626,237	90%	(596)	—%	626,833	102%
Operating income (loss)	63,261	10%	77,093	557%	(13,832)	(2)%
Other income (expense):
Interest expense	(37,481)	(5)%	1,320	(3)%	(38,801)	(6)%
Interest income	7,962	1%	999	14%	6,963	1%
Other, net	(869)	—%	6,618	(88)%	(7,487)	(1)%
Total other income (expense)	(30,388)	(4)%	8,937	(23)%	(39,325)	(6)%
Income (loss) before income taxes	32,873	6%	86,030	162%	(53,157)	(8)%
Income tax expense (benefit)	9,737	1%	23,876	(169)%	(14,139)	(2)%
Net income (loss)	$23,136	5%	$62,154	159%	$(39,018)	(6)%

Revenues
Total revenue for the six months ended June 30, 2024, increased $76.5 million, or 12%, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.5 million decrease in total revenue during the six months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, total revenue for the six months ended June 30, 2024, increased $77.0 million, or 13%, as compared to the same period in 2023.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $36.5 million, or 9%, during the six months ended June 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in $0.3 million increase in SaaS and PaaS revenue during the six months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the six months ended June 30, 2024, increased $36.2 million, or 9%, as compared to the same period in 2023.
•The increase was primarily driven by new customer go-lives since June 30, 2023, and higher transaction volumes during the six months ended June 30, 2024, as compared to the same period in 2023.

License Revenue
License revenue increased $32.6 million, or 52%, during the six months ended June 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in license revenue during the six months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, license revenue for the six months ended June 30, 2024, increased $32.8 million, or 52%, as compared to the same period in 2023.
•The increase was driven by license renewal timing as well as the relative size of new license and capacity events during the six months ended June 30, 2024, as compared to the same period in 2023.

Maintenance Revenue
Maintenance revenue decreased $5.0 million, or 5%, during the six months ended June 30, 2024, as compared to the same period in 2023.
•The decrease was primarily driven by customers reducing premium customer support and maintenance on non-strategic products during the six months ended June 30, 2024, as compared to the same period in 2023.

Services Revenue
Services revenue increased $12.4 million, or 37%, during the six months ended June 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in services revenue during the six months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, services revenue for the six months ended June 30, 2024, increased $12.8 million, or 38%, as compared to the same period in 2023.
•The increase was primarily driven by the timing and magnitude of project-related work during the six months ended June 30, 2024, as compared to the same period in 2023.

Operating Expenses
Total operating expenses for the six months ended June 30, 2024 decreased $0.6 million, as compared to the same period in 2023.
•Total operating expenses for the six months ended June 30, 2024, included $3.0 million for cost reduction strategies and $0.7 million of other significant transaction-related expenses during the period, compared to $15.9 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.2 million of European data center migration expenses for the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in total operating expenses for the six months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, total operating expenses for the six months ended June 30, 2024, increased $18.4 million, or 3%, as compared to the same period in 2023.

Cost of Revenue
Cost of revenue increased $34.4 million, or 10%, during the six months ended June 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in cost of revenue during the six months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, cost of revenue increased $34.7 million, or 10%, for the six months ended June 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher payment card interchange and processing fees and cloud computing fees of $24.3 million and $4.7 million, respectively. The remaining increase was due to higher personnel and related expenses of $5.7 million, including a $1.9 million increase in stock-based compensation expense.

Research and Development
R&D expense decreased $2.0 million, or 3%, during the six months ended June 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in R&D expense during the six months ended June 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, R&D expense decreased $1.8 million, or 2%, for the six months ended June 30, 2024, as compared to the same period in 2023.
•The decrease was primarily due to lower professional fees and personnel and related expenses of $1.4 million and $0.4 million, respectively.

Selling and Marketing
Selling and marketing expense decreased $13.4 million, or 20%, during the six months ended June 30, 2024, as compared to the same period in 2023.
•The decrease was primarily due to lower personnel and related expenses and advertising and professional fees of $11.4 million and $2.0 million, respectively.

General and Administrative
General and administrative expense decreased $11.9 million, or 19%, during the six months ended June 30, 2024, as compared to the same period in 2023.
•General and administrative expenses for the six months ended June 30, 2024, included $3.0 million for cost reduction strategies and $0.7 million of other significant transaction-related expenses during the period, compared to $15.9 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.2 million of European data center migration expenses during the same period in 2023.
•Adjusted for the impact of significant transaction-related expenses, general and administrative expense increased $6.9 million, or 17%, for the six months ended June 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher personnel and related expenses of $8.8 million, including a $4.0 million increase in stock-based compensation expense, partially offset by a $1.9 million decrease in professional and other legal fees.

Depreciation and Amortization
Depreciation and amortization decreased $7.8 million, or 12%, during the six months ended June 30, 2024, as compared to the same period in 2023.
•The decrease was primarily due to a $5.9 million decrease in depreciation due to prior facilities cost reduction activities, and a $1.9 million decrease in amortization for fully amortized software acquired through acquisitions.

Other Income and Expense
Interest expense for the six months ended June 30, 2024, decreased $1.3 million, or 3%, as compared to the same period in 2023, primarily due to repayments on the Term Loan.

Interest income for the six months ended June 30, 2024, increased $1.0 million, or 14%, as compared to the same period in 2023.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $0.9 million and $7.5 million of expense for the six months ended June 30, 2024 and 2023, respectively.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Banks	$143,649	$117,507	$249,078	$205,547
Merchants	38,017	36,508	73,745	71,289
Billers	191,813	$169,310	366,675	336,165
Total revenue	$373,479	$323,325	$689,498	$613,001
Segment Adjusted EBITDA
Banks	$79,212	$51,622	$120,850	$76,303
Merchants	15,375	9,911	26,026	16,455
Billers	37,435	31,229	68,172	60,870
Depreciation and amortization	(27,586)	(31,436)	(55,195)	(62,975)
Stock-based compensation expense	(10,720)	(5,414)	(18,819)	(10,715)
Corporate and unallocated expenses	(40,015)	(45,392)	(77,773)	(93,770)
Interest, net	(14,518)	(16,451)	(29,519)	(31,838)
Other, net	1,156	(4,092)	(869)	(7,487)
Income (loss) before income taxes	$40,339	$(10,023)	$32,873	$(53,157)

Banks Segment Adjusted EBITDA increased $27.6 million for the three months ended June 30, 2024, compared to the same period in 2023, due to a $26.1 million increase in revenue primarily related to an increase in license revenues, and a $1.5 million decrease in cash operating expense.

Merchants Segment Adjusted EBITDA increased $5.5 million for the three months ended June 30, 2024, compared to the same period in 2023, due to a $4.0 million decrease in cash operating expense and a $1.5 million increase in revenue.

Billers Segment Adjusted EBITDA increased $6.2 million for the three months ended June 30, 2024, compared to the same period in 2023, due to a $22.5 million increase in revenue, partially offset by a $16.3 million increase in cash operating expense, primarily for payment card interchange and other processing fees.

Banks Segment Adjusted EBITDA increased $44.5 million for the six months ended June 30, 2024, compared to the same period in 2023, due to a $43.5 million increase in revenue primarily related to an increase in license revenue and a $1.0 million decrease in cash operating expense.

Merchants Segment Adjusted EBITDA increased $9.6 million for the six months ended June 30, 2024, compared to the same period in 2023, due to a $7.1 million decrease in cash operating expense and a $2.5 million increase in revenue.

Billers Segment Adjusted EBITDA increased $7.3 million for the six months ended June 30, 2024, compared to the same period in 2023, due to a $30.5 million increase in revenue, partially offset by a $23.2 million increase in cash operating expense, primarily for payment card interchange and other processing fees.

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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 30, 2024, we had $157.0 million of cash and cash equivalents, of which $61.0 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of June 30, 2024, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of June 30, 2024.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$156,983	$164,239
Availability under revolving credit facility	462,100	373,900
Total liquidity	$619,083	$538,139

The increase in total liquidity is primarily attributable to the $100.0 million increase in the maximum amount available under the revolving credit facility.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of June 30, 2024, the full $75.0 million was available.

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

Stock Repurchase Program
Our board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million in place of the remaining purchase amounts previously authorized.

We repurchased 3,743,220 shares for $120.7 million under the program during the six months ended June 30, 2024. Under the program to date, we have repurchased 62,664,520 shares for approximately $1.1 billion. As of June 30, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $380.3 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used by):
Operating activities	$178,258	$57,508
Investing activities	(23,978)	(19,597)
Financing activities	(170,273)	(61,183)

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

Cash flows provided by operating activities were $120.8 million higher for the six months ended June 30, 2024, compared to the same period in 2023. Our operating cash flows for the current quarter increased primarily due to $17.7 million more in customer receipt collections on higher prior year-end receivable balances, $19.2 million less in income tax payments, as well as cash flows generated from $23.1 million in net income for the six months ended June 30, 2024, as compared to a $39.0 million net loss for the same period in 2023.

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
During the first six months of 2024, we used cash of $24.0 million to purchase software, property, and equipment, as compared to $19.6 million during the same period in 2023.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first six months of 2024, we repaid a net $38.4 million on the Term Loan under the Amendment, $8.7 million of other debt payments, and $5.1 million of debt issuance costs. In addition, we used $119.7 million to repurchase common stock, $6.3 million for the repurchase of stock-based compensation awards for tax withholdings, and $6.2 million for settlement assets and liabilities due to processing timing. We received net proceeds of $12.0 million on the Revolving Credit Facility, and proceeds of $2.1 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first six months of 2023, we repaid $34.1 million on the Term Loan, $11.8 million of other debt payments, and $2.2 million of debt issuance costs. In addition, we used $3.3 million for the repurchase of stock-based compensation awards for tax withholdings, and $24.1 million for settlement assets and liabilities due to processing timing. We received net proceeds of $10.0 million on the Revolving Credit Facility, and proceeds of $4.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.
Contractual Obligations and Commercial Commitments
For the six months ended June 30, 2024, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2023.

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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the six months ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2024. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at June 30, 2024, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.2 million annually.

We had approximately $1.0 billion of debt outstanding as of June 30, 2024, with $617.3 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 7.44% as of June 30, 2024. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.6 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2024 through April 30, 2024	1,000,000		$32.97	1,000,000	$76,382,000
May 1, 2024 through May 31, 2024	106,927	(1)	35.40	71,059	73,885,000
June 1, 2024 through June 30, 2024	661,296	(1)	36.16	611,728	380,289,000
Total	1,768,223		$34.31	1,682,787

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended June 30, 2024, 332,237 shares of RSUs vested. We withheld 85,499 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million, in place of the remaining purchase amounts previously authorized. As of June 30, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $380.3 million.

There is no guarantee as to the exact number of shares we will repurchase. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, our board approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period of two business days following our quarterly earnings release.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.
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
Paper Exhibit
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

ACI WORLDWIDE, INC. (Registrant)

Date: August 1, 2024	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)