Form 10-Q
period 2024-09-30
ACI WORLDWIDE, INC.
filed 2024-11-07
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2024, there were 104,888,642 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$177,860	$164,239
Receivables, net of allowances of $1,936 and $4,295, respectively	424,518	452,337
Settlement assets	428,479	723,039
Prepaid expenses	31,878	31,479
Other current assets	22,865	35,551
Total current assets	1,085,600	1,406,645
Noncurrent assets
Accrued receivables, net	338,977	313,983
Property and equipment, net	31,441	37,856
Operating lease right-of-use assets	29,181	34,338
Software, net	90,313	108,418
Goodwill	1,226,026	1,226,026
Intangible assets, net	172,310	195,646
Deferred income taxes, net	64,674	58,499
Other noncurrent assets	54,463	63,328
TOTAL ASSETS	$3,092,985	$3,444,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,912	$45,964
Settlement liabilities	428,080	721,164
Employee compensation	42,806	53,892
Current portion of long-term debt	34,910	74,405
Deferred revenue	68,550	59,580
Other current liabilities	75,036	82,244
Total current liabilities	697,294	1,037,249
Noncurrent liabilities
Deferred revenue	19,315	24,780
Long-term debt	959,387	963,599
Deferred income taxes, net	38,439	40,735
Operating lease liabilities	23,601	29,074
Other noncurrent liabilities	25,319	25,005
Total liabilities	1,763,355	2,120,442
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2024, and December 31, 2023	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2024, and December 31, 2023	702	702
Additional paid-in capital	725,724	712,994
Retained earnings	1,499,530	1,394,967
Treasury stock, at cost, 35,654,240 and 32,447,317 shares at September 30, 2024, and December 31, 2023, respectively	(791,353)	(674,896)
Accumulated other comprehensive loss	(104,973)	(109,470)
Total stockholders’ equity	1,329,630	1,324,297
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,092,985	$3,444,739
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Software as a service and platform as a service	$223,367	$211,369	$674,498	$625,975
License	157,429	79,679	252,984	142,681
Maintenance	47,559	51,942	144,046	153,436
Services	23,397	20,025	69,722	53,924
Total revenues	451,752	363,015	1,141,250	976,016
Operating expenses
Cost of revenue (1)	197,351	177,625	591,696	537,522
Research and development	37,660	33,739	108,063	106,122
Selling and marketing	28,691	29,442	83,992	98,166
General and administrative	33,949	29,821	84,942	92,675
Depreciation and amortization	31,515	30,464	86,710	93,439
Total operating expenses	329,166	301,091	955,403	927,924
Operating income	122,586	61,924	185,847	48,092
Other income (expense)
Interest expense	(18,356)	(19,840)	(55,837)	(58,641)
Interest income	3,871	3,495	11,833	10,458
Other, net	(823)	1,084	(1,692)	(6,403)
Total other income (expense)	(15,308)	(15,261)	(45,696)	(54,586)
Income (loss) before income taxes	107,278	46,663	140,151	(6,494)
Income tax expense (benefit)	25,851	8,752	35,588	(5,387)
Net income (loss)	$81,427	$37,911	$104,563	$(1,107)
Income (loss) per common share
Basic	$0.78	$0.35	$0.99	$(0.01)
Diluted	$0.77	$0.35	$0.98	$(0.01)
Weighted average common shares outstanding
Basic	104,770	108,667	105,651	108,428
Diluted	106,018	108,933	106,552	108,428

(1) The cost of revenue excludes charges for depreciation and amortization.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$81,427	$37,911	$104,563	$(1,107)
Other comprehensive income (loss):
Foreign currency translation adjustments	9,109	(6,310)	4,497	298
Total other comprehensive income (loss)	9,109	(6,310)	4,497	298
Comprehensive income (loss)	$90,536	$31,601	$109,060	$(809)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2024	$702	$718,559	$1,418,103	$(786,526)	$(114,082)	$1,236,756
Net income	—	—	81,427	—	—	81,427
Other comprehensive income	—	—	—	—	9,109	9,109
Stock-based compensation	—	11,346	—	—	—	11,346
Shares issued and forfeited, net, under stock plans	—	(4,181)	—	6,109	—	1,928
Repurchase of 203,317 shares of common stock	—	—	—	(7,976)	—	(7,976)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(2,960)	—	(2,960)
Balance as of September 30, 2024	$702	$725,724	$1,499,530	$(791,353)	$(104,973)	$1,329,630

	Three Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2023	$702	$704,096	$1,234,440	$(655,660)	$(111,052)	$1,172,526
Net income	—	—	37,911	—	—	37,911
Other comprehensive loss	—	—	—	—	(6,310)	(6,310)
Stock-based compensation	—	6,822	—	—	—	6,822
Shares issued and forfeited, net, under stock plans	—	(2,412)	—	3,381	—	969
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(883)	—	(883)
Balance as of September 30, 2023	$702	$708,506	$1,272,351	$(653,162)	$(117,362)	$1,211,035
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2023	$702	$712,994	$1,394,967	$(674,896)	$(109,470)	$1,324,297
Net income	—	—	104,563	—		104,563
Other comprehensive income	—	—	—	—	4,497	4,497
Stock-based compensation	—	30,165	—	—	—	30,165
Shares issued and forfeited, net, under stock plans	—	(17,435)	—	21,511	—	4,076
Repurchase of 3,946,537 shares of common stock	—	—	—	(128,669)	—	(128,669)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(9,299)	—	(9,299)
Balance as of September 30, 2024	$702	$725,724	$1,499,530	$(791,353)	$(104,973)	$1,329,630

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2022	$702	$702,458	$1,273,458	$(665,771)	$(117,660)	$1,193,187
Net loss	—	—	(1,107)	—	—	(1,107)
Other comprehensive income	—	—	—	—	298	298
Stock-based compensation	—	17,537	—	—	—	17,537
Shares issued and forfeited, net, under stock plans	—	(11,489)	—	16,812	—	5,323
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(4,203)	—	(4,203)
Balance as of September 30, 2023	$702	$708,506	$1,272,351	$(653,162)	$(117,362)	$1,211,035
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$104,563	$(1,107)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	14,999	18,722
Amortization	71,711	74,716
Amortization of operating lease right-of-use assets	7,337	9,190
Amortization of deferred debt issuance costs	2,257	3,415
Deferred income taxes	(2,229)	(25,207)
Stock-based compensation expense	30,165	17,537
Other	180	2,168
Changes in operating assets and liabilities:
Receivables	3,699	42,012
Accounts payable	758	(7,198)
Accrued employee compensation	(11,125)	(2,879)
Deferred revenue	1,884	4,404
Other current and noncurrent assets and liabilities	8,067	(52,999)
Net cash flows from operating activities	232,266	82,774
Cash flows from investing activities:
Purchases of property and equipment	(8,463)	(7,956)
Purchases of software and distribution rights	(23,178)	(22,571)
Net cash flows from investing activities	(31,641)	(30,527)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,129	2,122
Proceeds from exercises of stock options	1,954	3,132
Repurchase of stock-based compensation awards for tax withholdings	(9,299)	(4,203)
Repurchases of common stock	(127,670)	—
Proceeds from revolving credit facility	184,000	75,000
Repayment of revolving credit facility	(177,000)	(51,000)
Proceeds from term portion of credit agreement	500,000	—
Repayment of term portion of credit agreement	(547,823)	(53,556)
Payments on or proceeds from other debt, net	(9,299)	(12,473)
Payments for debt issuance costs	(5,141)	(2,160)
Net increase (decrease) in settlement assets and liabilities	17,704	(4,635)
Net cash flows from financing activities	(170,445)	(47,773)
Effect of exchange rate fluctuations on cash	(331)	4,388
Net increase in cash and cash equivalents	29,849	8,862
Cash and cash equivalents, including settlement deposits, beginning of period	238,821	214,672
Cash and cash equivalents, including settlement deposits, end of period	$268,670	$223,534
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$177,860	$139,520
Settlement deposits	90,810	84,014
Total cash and cash equivalents, including settlement deposits	$268,670	$223,534
Supplemental cash flow information
Income taxes paid	$23,143	$43,915
Interest paid	$59,924	$60,597
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2023, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024. Results for the three and nine months ended September 30, 2024, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	September 30, 2024	December 31, 2023
Operating lease liabilities	$8,960	$9,348
Vendor financed licenses	8,076	12,702
Accrued interest	3,124	9,172
Other	54,876	51,022
Total other current liabilities	$75,036	$82,244

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2024, and December 31, 2023, was $315.5 million and $273.2 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $399.6 million and $398.5 million as of September 30, 2024, and December 31, 2023, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level and has identified its operating segments, Banks, Merchants, and Billers, as the reporting units. As of September 30, 2024, the Company's goodwill balance of $1.2 billion was allocated $671.7 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $19.6 million and $18.5 million, which is included in other noncurrent assets in the condensed consolidated balance sheet as of September 30, 2024, and December 31, 2023, respectively.

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

Total receivables, net is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Billed receivables	$201,577	$250,423
Allowance for credit losses	(1,936)	(4,295)
Billed receivables, net	199,641	246,128
Current accrued receivables, net	224,877	206,209
Long-term accrued receivables, net	338,977	313,983
Total accrued receivables, net	563,854	520,192
Total receivables, net	$763,495	$766,320

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of September 30, 2024 and December 31, 2023.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2023	$84,360
Deferral of revenue	95,861
Recognition of deferred revenue	(93,900)
Foreign currency translation	1,544
Balance, September 30, 2024	$87,865

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

Revenue allocated to remaining performance obligations was $659.2 million as of September 30, 2024, of which the Company expects to recognize approximately 51% over the next 12 months and the remainder thereafter.

During the three and nine months ended September 30, 2024, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant. During the three and nine months ended September 30, 2023, revenue recognized by the Company from performance obligations satisfied in previous periods was $23.3 million and $43.7 million, respectively.
3. Debt
As of September 30, 2024, the Company had $131.0 million, $471.9 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $467.1 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.9 million of unused borrowings under Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of September 30, 2024, was 6.70%.

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

Maturities on debt outstanding as of September 30, 2024, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2024	$9,375
2025	37,500
2026	437,500
2027	37,500
2028	37,500
Thereafter	443,500
Total	$1,002,875

As of September 30, 2024, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Term loans	$471,875	$519,698
Revolving credit facility	131,000	124,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(8,578)	(5,694)
Total debt	994,297	1,038,004
Less: current portion of term loans	37,500	77,900
Less: current portion of debt issuance costs	(2,590)	(3,495)
Total long-term debt	$959,387	$963,599

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, there was $75.0 million available and no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of September 30, 2024, no amount was outstanding on these agreements. As of December 31, 2023, $3.6 million was outstanding on these agreements, all of which was included in other current liabilities in the consolidated balance sheet.
4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$478,291	$(387,978)	$90,313	$469,325	$(360,907)	$108,418

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended September 30, 2024 and 2023, totaled $16.6 million and $16.3 million, respectively. Software for internal use amortization expense recorded during the nine months ended September 30, 2024 and 2023, totaled $47.9 million and $49.3 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$450,398	$(278,088)	$172,310	$447,654	$(252,828)	$194,826
Trademarks and trade names	22,065	(22,065)	—	21,899	(21,079)	820
Total other intangible assets	$472,463	$(300,153)	$172,310	$469,553	$(273,907)	$195,646

Other intangible assets amortization expense recorded during the three months ended September 30, 2024 and 2023, totaled $7.1 million and $8.5 million, respectively. Other intangible assets amortization expense recorded during the nine months ended September 30, 2024 and 2023, totaled $23.8 million and $25.4 million, respectively.

Based on capitalized intangible assets as of September 30, 2024, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2024	$14,849	$5,672
2025	44,333	21,103
2026	23,498	21,103
2027	5,929	20,839
2028	1,661	18,441
Thereafter	43	85,152
Total	$90,313	$172,310

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the nine months ended September 30, 2024 and 2023, totaled 71,181 and 101,565, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2023	873,512	$18.76
Exercised	(104,951)	18.62
Outstanding as of September 30, 2024	768,561	$18.78	1.31	$24,689,894
Exercisable as of September 30, 2024	768,561	$18.78	1.31	$24,689,894

The total intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023, was $2.4 million and $0.9 million, respectively. There were no stock options granted during the nine months ended September 30, 2024 or 2023.

Performance Share Awards
During the nine months ended September 30, 2024, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	673,126	$40.73
Granted	561,471	34.00
Forfeited	(70,496)	33.71
Change in payout rate	(203,945)	50.60
Nonvested as of September 30, 2024	960,156	$35.22

In the first quarter of 2024, the TSRs granted in 2021 were earned by the employees. However, the performance goals were not met and no shares were issued.

The fair value of TSRs granted during the nine months ended September 30, 2024 and 2023, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Nine months ended September 30,
	2024	2023
Expected life (years)	2.7	2.9
Risk-free interest rate	4.4%	3.6%
Expected volatility	36.8%	37.1%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,574,883	$26.81
Granted	1,342,737	32.36
Vested	(815,772)	28.71
Forfeited	(147,618)	28.29
Nonvested as of September 30, 2024	1,954,230	$29.72

During the nine months ended September 30, 2024, a total of 815,772 RSUs vested. The Company withheld 252,290 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2024, there was unrecognized compensation expense of $50.7 million related to RSUs and $22.8 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.1 years and 2.0 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2024 and 2023, of $11.3 million and $6.8 million, respectively, with corresponding tax benefits of $1.9 million and $1.2 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2024 and 2023, of $30.2 million and $17.5 million, respectively, with corresponding tax benefits of $5.0 million and $3.2 million, respectively.
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

The Company repurchased 3,946,537 shares for $128.7 million during the nine months ended September 30, 2024. Under the program to date, the Company has repurchased 62,867,837 shares for approximately $1.1 billion. As of September 30, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was $372.3 million.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding:
Basic weighted average shares outstanding	104,770	108,667	105,651	108,428
Add: Dilutive effect of stock options and RSUs	1,248	266	901	—
Diluted weighted average shares outstanding	106,018	108,933	106,552	108,428

The diluted earnings (loss) per share computation excludes 1.0 million and 2.0 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended September 30, 2024 and 2023, respectively, as their effect would be anti-dilutive. The diluted earnings (loss) per share computation excludes 1.2 million and 3.2 million options to purchase shares, RSUs, and contingently issuable shares during the nine months ended September 30, 2024 and 2023, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2024, and December 31, 2023, was 104,870,815 and 108,077,738, respectively.
8. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $0.8 million of expense and $1.1 million of income for the three months ended September 30, 2024 and 2023, respectively. Other, net was $1.7 million and $6.4 million of expense for the nine months ended September 30, 2024 and 2023, respectively.
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Banks	$222,031	$155,684	$471,109	$361,231
Merchants	50,120	36,267	123,865	107,556
Billers	179,601	171,064	546,276	507,229
Total revenue	$451,752	$363,015	$1,141,250	$976,016
Segment Adjusted EBITDA
Banks	$153,944	$91,010	$274,794	$167,313
Merchants	26,711	10,296	52,737	26,751
Billers	30,920	39,186	99,092	100,056
Depreciation and amortization	(31,515)	(30,463)	(86,710)	(93,438)
Stock-based compensation expense	(11,346)	(6,822)	(30,165)	(17,537)
Corporate and unallocated expenses	(46,128)	(41,283)	(123,901)	(135,053)
Interest, net	(14,485)	(16,345)	(44,004)	(48,183)
Other, net	(823)	1,084	(1,692)	(6,403)
Income (loss) before income taxes	$107,278	$46,663	$140,151	$(6,494)

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2024
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$179,601	$179,601
Merchant Payments	—	50,120	—	50,120
Fraud Management	18,451	—	—	18,451
Real-Time Payments	45,376	—	—	45,376
Issuing and Acquiring	158,204	—	—	158,204
Total	$222,031	$50,120	$179,601	$451,752

	Three Months Ended September 30, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$171,064	$171,064
Merchant Payments	—	36,267	—	36,267
Fraud Management	16,543	—	—	16,543
Real-Time Payments	26,374	—	—	26,374
Issuing and Acquiring	112,767	—	—	112,767
Total	$155,684	$36,267	$171,064	$363,015

	Nine Months Ended September 30, 2024
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$546,276	$546,276
Merchant Payments	—	123,865	—	123,865
Fraud Management	39,145	—	—	39,145
Real-Time Payments	96,553	—	—	96,553
Issuing and Acquiring	335,411	—	—	335,411
Total	$471,109	$123,865	$546,276	$1,141,250

	Nine Months Ended September 30, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$507,229	$507,229
Merchant Payments	—	107,556	—	107,556
Fraud Management	38,051	—	—	38,051
Real-Time Payments	72,271	—	—	72,271
Issuing and Acquiring	250,909	—	—	250,909
Total	$361,231	$107,556	$507,229	$976,016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Banks
Software as a service and platform as a service	$11,697	$10,167	$33,924	$29,158
License	143,338	77,779	235,357	136,980
Maintenance	43,916	48,084	133,215	142,050
Services	23,080	19,654	68,613	53,043
Total	$222,031	$155,684	$471,109	$361,231
Merchants
Software as a service and platform as a service	$32,069	$30,162	$94,298	$89,660
License	14,091	1,900	17,627	5,701
Maintenance	3,643	3,834	10,831	11,314
Services	317	371	1,109	881
Total	$50,120	$36,267	$123,865	$107,556
Billers
Software as a service and platform as a service	$179,601	$171,040	$546,276	$507,157
License	—	—	—	—
Maintenance	—	24	—	72
Services	—	—	—	—
Total	$179,601	$171,064	$546,276	$507,229

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
United States	$241,054	$226,911	$698,704	$633,379
Other	210,698	136,104	442,546	342,637
Total	$451,752	$363,015	$1,141,250	$976,016

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	September 30, 2024	December 31, 2023
Long-lived Assets
United States	$1,155,409	$1,216,158
Other	787,302	763,437
Total	$1,942,711	$1,979,595

No single customer accounted for more than 10% of the Company's consolidated revenue during the three and nine months ended September 30, 2024 and 2023. The United Kingdom accounted for 12.0% of the Company's consolidated revenues during the three months ended September 30, 2024. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three months ended September 30, 2023 and nine months ended September 30, 2024 and 2023.

10. Income Taxes

For the three and nine months ended September 30, 2024, the Company's effective tax rate was 24% and 25%, respectively. The Company reported a tax charge on pretax income for both the three and nine months ended September 30, 2024, with foreign entities recognizing earnings of $107.6 million and $148.1 million, respectively.

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

For the nine months ended September 30, 2024, the Company did not have material Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted legislation as new guidance becomes available.

As of September 30, 2024, and December 31, 2023, the amount of unrecognized tax benefits for uncertain tax positions was $21.0 million and $20.9 million, respectively, excluding related liabilities for interest and penalties of $0.4 million and $0.5 million, respectively.

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
The Company’s customer commenced an action for damages as a result of this event. The Company settled with the customer for the amount of $1.8 million, which will be funded by insurance carriers.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and nine months ended September 30, 2024, are not necessarily indicative of results that may be attained in the future.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2024, June 30, 2024, March 31, 2024, and December 31, 2023 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Banks	$2,291	$2,230	$2,235	$2,261
Merchants	757	740	741	754
Billers	3,395	3,398	3,505	3,505
Total	$6,443	$6,368	$6,481	$6,520

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Committed	$2,204	$2,362	$2,223	$2,178
Renewal	4,239	4,006	4,258	4,342
Total	$6,443	$6,368	$6,481	$6,520

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended September 30, 2024 Compared to the Three Month Period Ended September 30, 2023

	Three Months Ended September 30,
	2024				2023
	Amount	% of Total Revenue	$ Change vs 2023	% Change vs 2023	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$223,367	49%	$11,998	6%	$211,369	58%
License	157,429	35%	77,750	98%	79,679	22%
Maintenance	47,559	11%	(4,383)	(8)%	51,942	14%
Services	23,397	5%	3,372	17%	20,025	6%
Total revenues	451,752	100%	88,737	24%	363,015	100%
Operating expenses:
Cost of revenue	197,351	44%	19,726	11%	177,625	49%
Research and development	37,660	8%	3,921	12%	33,739	9%
Selling and marketing	28,691	6%	(751)	(3)%	29,442	8%
General and administrative	33,949	8%	4,128	14%	29,821	8%
Depreciation and amortization	31,515	7%	1,051	3%	30,464	8%
Total operating expenses	329,166	73%	28,075	9%	301,091	82%
Operating income	122,586	27%	60,662	98%	61,924	18%
Other income (expense):
Interest expense	(18,356)	(4)%	1,484	(7)%	(19,840)	(5)%
Interest income	3,871	1%	376	11%	3,495	1%
Other, net	(823)	—%	(1,907)	(176)%	1,084	—%
Total other income (expense)	(15,308)	(3)%	(47)	—%	(15,261)	(4)%
Income before income taxes	107,278	24%	60,615	130%	46,663	14%
Income tax expense	25,851	6%	17,099	195%	8,752	2%
Net income	$81,427	18%	$43,516	115%	$37,911	12%

Revenues
Total revenue for the three months ended September 30, 2024, increased $88.7 million, or 24%, as compared to the same period in 2023.
•The impact of foreign currencies was not significant for the three months ended September 30, 2024, as compared to the same period in 2023.

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

SaaS and PaaS revenue increased $12.0 million, or 6%, during the three months ended September 30, 2024, as compared to the same period in 2023.
•The increase was primarily driven by new customer go-lives since September 30, 2023, and higher transaction volumes during the three months ended September 30, 2024, as compared to the same period in 2023.

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

License revenue increased $77.8 million, or 98%, during the three months ended September 30, 2024, as compared to the same period in 2023.
•The increase was driven by license renewal timing as well as the relative size of new license and capacity events during the three months ended September 30, 2024, as compared to the same period in 2023.

Maintenance Revenue
Maintenance revenue includes standard, enhanced, and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $4.4 million, or 8%, during the three months ended September 30, 2024, as compared to the same period in 2023.
•The decrease was primarily driven by customers reducing premium customer support and maintenance on non-strategic products during the three months ended September 30, 2024, as compared to the same period in 2023.

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

Services revenue increased $3.4 million, or 17%, during the three months ended September 30, 2024, as compared to the same period in 2023.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended September 30, 2024, as compared to the same period in 2023.

Operating Expenses
Total operating expenses for the three months ended September 30, 2024, increased $28.1 million, or 9%, as compared to the same period in 2023.
•Total operating expenses for the three months ended September 30, 2024, included $5.6 million for cost reduction strategies and $0.3 million of other significant transaction-related expenses during the period, compared to $3.8 million for cost reduction strategies and $0.4 million of European data center migration expenses for the same period in 2023.
•The impact of foreign currencies was not significant for the three months ended September 30, 2024, as compared to the same period in 2023.

•Adjusted for the impact of cost reduction strategies and significant transaction-related expenses, total operating expenses for the three months ended September 30, 2024, increased $26.5 million, or 9%, as compared to the same period in 2023.

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

Cost of revenue increased $19.7 million, or 11%, during the three months ended September 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher payment card interchange and processing fees and cloud computing fees of $14.4 million and $1.6 million, respectively. The remaining increase was due to higher personnel and related expenses of $3.7 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $3.9 million, or 12%, during the three months ended September 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher personnel and related expenses of $3.8 million, including a $1.2 million increase in stock-based compensation expense.

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

Selling and marketing expense decreased $0.8 million, or 3%, during the three months ended September 30, 2024, as compared to the same period in 2023.
•The decrease was primarily due to lower personnel and related expenses and advertising and professional fees of $0.6 million and $0.2 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $4.1 million, or 14%, during the three months ended September 30, 2024, as compared to the same period in 2023.
•General and administrative expenses for the three months ended September 30, 2024, included $1.2 million related to the closure of a facility and $0.3 million of other significant transaction-related expenses, compared to $3.8 million of expense for cost reduction strategies and $0.4 million of European data center migration expenses in the same period in 2023.
•Adjusted for the impact of significant transaction-related expenses, general and administrative expense increased $6.9 million, or 27%, for the three months ended September 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher personnel and related expenses of $8.1 million, including a $2.8 million increase in stock-based compensation expense, partially offset by a $1.2 million decrease in professional and other legal fees.

Depreciation and Amortization
Depreciation and amortization increased $1.1 million, or 3%, during the three months ended September 30, 2024, as compared to the same period in 2023.
•Depreciation and amortization for the three months ended September 30, 2024, included $4.4 million of accelerated depreciation related to the closure of a facility.
•Adjusted for the impact of the facility closure, depreciation and amortization decreased $3.3 million, or 11%, for the three months ended September 30, 2024, as compared to the same period in 2023.
•The decrease was primarily due to a $2.2 million decrease in depreciation due to prior facilities cost reduction activities, and a $1.1 million decrease in amortization for fully amortized software and intangibles acquired through acquisitions.

Other Income and Expense
Interest expense for the three months ended September 30, 2024, decreased $1.5 million, or 7%, as compared to the same period in 2023, primarily due to repayments on the Term Loan.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended September 30, 2024, increased $0.4 million, or 11%, as compared to the same period in 2023.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $0.8 million of expense and $1.1 million of income for the three months ended September 30, 2024 and 2023, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Nine Month Period Ended September 30, 2024 Compared to the Nine Month Period Ended September 30, 2023

	Nine Months Ended September 30,
	2024				2023
	Amount	% of Total Revenue	$ Change vs 2023	% Change vs 2023	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$674,498	59%	$48,523	8%	$625,975	64%
License	252,984	22%	110,303	77%	142,681	14%
Maintenance	144,046	13%	(9,390)	(6)%	153,436	16%
Services	69,722	6%	15,798	29%	53,924	6%
Total revenues	1,141,250	100%	165,234	17%	976,016	100%
Operating expenses:
Cost of revenue	591,696	52%	54,174	10%	537,522	55%
Research and development	108,063	9%	1,941	2%	106,122	11%
Selling and marketing	83,992	7%	(14,174)	(14)%	98,166	10%
General and administrative	84,942	7%	(7,733)	(8)%	92,675	9%
Depreciation and amortization	86,710	8%	(6,729)	(7)%	93,439	10%
Total operating expenses	955,403	83%	27,479	3%	927,924	95%
Operating income	185,847	17%	137,755	286%	48,092	5%
Other income (expense):
Interest expense	(55,837)	(5)%	2,804	(5)%	(58,641)	(6)%
Interest income	11,833	1%	1,375	13%	10,458	1%
Other, net	(1,692)	—%	4,711	(74)%	(6,403)	(1)%
Total other income (expense)	(45,696)	(4)%	8,890	(16)%	(54,586)	(6)%
Income (loss) before income taxes	140,151	13%	146,645	2,258%	(6,494)	(1)%
Income tax expense (benefit)	35,588	3%	40,975	(761)%	(5,387)	(1)%
Net income (loss)	$104,563	10%	$105,670	9,546%	$(1,107)	—%

Revenues
Total revenue for the nine months ended September 30, 2024, increased $165.2 million, or 17%, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in total revenue during the nine months ended September 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, total revenue for the nine months ended September 30, 2024, increased $165.6 million, or 17%, as compared to the same period in 2023.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $48.5 million, or 8%, during the nine months ended September 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in $0.5 million increase in SaaS and PaaS revenue during the nine months ended September 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the nine months ended September 30, 2024, increased $48.0 million, or 8%, as compared to the same period in 2023.
•The increase was primarily driven by new customer go-lives since September 30, 2023, and higher transaction volumes during the nine months ended September 30, 2024, as compared to the same period in 2023.

License Revenue
License revenue increased $110.3 million, or 77%, during the nine months ended September 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.5 million decrease in license revenue during the nine months ended September 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, license revenue for the nine months ended September 30, 2024, increased $110.8 million, or 78%, as compared to the same period in 2023.
•The increase was driven by license renewal timing as well as the relative size of new license and capacity events during the nine months ended September 30, 2024, as compared to the same period in 2023.

Maintenance Revenue
Maintenance revenue decreased $9.4 million, or 6%, during the nine months ended September 30, 2024, as compared to the same period in 2023.
•The decrease was primarily driven by customers reducing premium customer support and maintenance on non-strategic products during the nine months ended September 30, 2024, as compared to the same period in 2023.

Services Revenue
Services revenue increased $15.8 million, or 29%, during the nine months ended September 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in services revenue during the nine months ended September 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, services revenue for the nine months ended September 30, 2024, increased $16.1 million, or 30%, as compared to the same period in 2023.
•The increase was primarily driven by the timing and magnitude of project-related work during the nine months ended September 30, 2024, as compared to the same period in 2023.

Operating Expenses
Total operating expenses for the nine months ended September 30, 2024 increased $27.5 million, or 3%, as compared to the same period in 2023.
•Total operating expenses for the nine months ended September 30, 2024, included $8.6 million for cost reduction strategies and $1.0 million of other significant transaction-related expenses during the period, compared to $19.7 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.6 million of European data center migration expenses for the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in total operating expenses for the nine months ended September 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, total operating expenses for the nine months ended September 30, 2024, increased $44.9 million, or 5%, as compared to the same period in 2023.

Cost of Revenue
Cost of revenue increased $54.2 million, or 10%, during the nine months ended September 30, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in cost of revenue during the nine months ended September 30, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, cost of revenue increased $54.5 million, or 10%, for the nine months ended September 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher payment card interchange and processing fees and cloud computing fees of $38.6 million and $6.2 million, respectively. The remaining increase was due to higher personnel and related expenses of $9.6 million, including a $2.0 million increase in stock-based compensation expense.

Research and Development
R&D expense increased $1.9 million, or 2%, during the nine months ended September 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher personnel and related expenses of $3.3 million, including a $2.9 million increase in stock-based compensation expense, partially offset by lower cloud computing and professional fees of $1.4 million.

Selling and Marketing
Selling and marketing expense decreased $14.2 million, or 14%, during the nine months ended September 30, 2024, as compared to the same period in 2023.
•The decrease was primarily due to lower personnel and related expenses and advertising and professional fees of $12.0 million and $2.2 million, respectively.

General and Administrative
General and administrative expense decreased $7.7 million, or 8%, during the nine months ended September 30, 2024, as compared to the same period in 2023.
•General and administrative expenses for the nine months ended September 30, 2024, included $4.3 million for cost reduction strategies and $1.0 million of other significant transaction-related expenses during the period, compared to $19.7 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.6 million of European data center migration expenses during the same period in 2023.
•Adjusted for the impact of significant transaction-related expenses, general and administrative expense increased $13.7 million, or 21%, for the nine months ended September 30, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher personnel and related expenses of $16.9 million, including a $6.8 million increase in stock-based compensation expense, partially offset by a $3.2 million decrease in professional and other legal fees.

Depreciation and Amortization
Depreciation and amortization decreased $6.7 million, or 7%, during the nine months ended September 30, 2024, as compared to the same period in 2023.
•Depreciation and amortization for the nine months ended September 30, 2024, included $4.4 million of accelerated depreciation related to the closure of a facility.
•Adjusted for the impact of the facility closure, depreciation and amortization decreased $11.1 million, or 12%, for the nine months ended September 30, 2024, as compared to the same period in 2023.
•The decrease was primarily due to a $8.1 million decrease in depreciation due to prior facilities cost reduction activities, and a $3.0 million decrease in amortization for fully amortized software and intangibles acquired through acquisitions.

Other Income and Expense
Interest expense for the nine months ended September 30, 2024, decreased $2.8 million, or 5%, as compared to the same period in 2023, primarily due to repayments on the Term Loan.

Interest income for the nine months ended September 30, 2024, increased $1.4 million, or 13%, as compared to the same period in 2023.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.7 million and $6.4 million of expense for the nine months ended September 30, 2024 and 2023, respectively.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Banks	$222,031	$155,684	$471,109	$361,231
Merchants	50,120	36,267	123,865	107,556
Billers	179,601	$171,064	546,276	507,229
Total revenue	$451,752	$363,015	$1,141,250	$976,016
Segment Adjusted EBITDA
Banks	$153,944	$91,010	$274,794	$167,313
Merchants	26,711	10,296	52,737	26,751
Billers	30,920	39,186	99,092	100,056
Depreciation and amortization	(31,515)	(30,463)	(86,710)	(93,438)
Stock-based compensation expense	(11,346)	(6,822)	(30,165)	(17,537)
Corporate and unallocated expenses	(46,128)	(41,283)	(123,901)	(135,053)
Interest, net	(14,485)	(16,345)	(44,004)	(48,183)
Other, net	(823)	1,084	(1,692)	(6,403)
Income (loss) before income taxes	$107,278	$46,663	$140,151	$(6,494)

Banks Segment Adjusted EBITDA increased $62.9 million for the three months ended September 30, 2024, compared to the same period in 2023, due to a $66.3 million increase in revenue primarily related to an increase in license revenues, partially offset by a $3.4 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA increased $16.4 million for the three months ended September 30, 2024, compared to the same period in 2023, due to a $13.9 million increase in revenue and a $2.5 million decrease in cash operating expense.

Billers Segment Adjusted EBITDA decreased $8.3 million for the three months ended September 30, 2024, compared to the same period in 2023, due to a $16.8 million increase in cash operating expense primarily for payment card interchange and other processing fees, partially offset by a $8.5 million increase in revenue.

Banks Segment Adjusted EBITDA increased $107.5 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to a $109.9 million increase in revenue primarily related to an increase in license and capacity revenue, partially offset by a $2.4 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA increased $26.0 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to a $16.3 million increase in revenue and a $9.7 million decrease in cash operating expense.

Billers Segment Adjusted EBITDA decreased $1.0 million for the nine months ended September 30, 2024, compared to the same period in 2023, due to a $40.0 million increase in cash operating expense primarily for payment card interchange and other processing fees, partially offset by a $39.0 million increase in revenue.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2024, we had $177.9 million of cash and cash equivalents, of which $68.2 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of September 30, 2024, only the earnings in our Indian foreign subsidiaries are indefinitely reinvested. We are also permanently reinvested for outside book/tax basis difference related to foreign subsidiaries. These outside basis differences could reverse through sales of the foreign subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2024.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$177,860	$164,239
Availability under revolving credit facility	467,100	373,900
Total liquidity	$644,960	$538,139

The increase in total liquidity is primarily attributable to the $100.0 million increase in the maximum amount available under the revolving credit facility.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of September 30, 2024, the full $75.0 million was available.

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

We repurchased 3,946,537 shares for $128.7 million under the program during the nine months ended September 30, 2024. Under the program to date, we have repurchased 62,867,837 shares for approximately $1.1 billion. As of September 30, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $372.3 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used by):
Operating activities	$232,266	$82,774
Investing activities	(31,641)	(30,527)
Financing activities	(170,445)	(47,773)

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

Cash flows provided by operating activities were $149.5 million higher for the nine months ended September 30, 2024, compared to the same period in 2023. Our operating cash flows for the current quarter increased primarily due to $20.8 million less in income tax payments, as well as cash flows generated from $104.6 million in net income for the nine months ended September 30, 2024, as compared to a $1.1 million net loss for the same period in 2023.

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
During the first nine months of 2024, we used cash of $31.6 million to purchase software, property, and equipment, as compared to $30.5 million during the same period in 2023.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first nine months of 2024, we repaid a net $47.8 million on the Term Loan under the Amendment, $9.3 million of other debt payments, and $5.1 million of debt issuance costs. In addition, we used $127.7 million to repurchase common stock and $9.3 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $7.0 million on the Revolving Credit Facility, proceeds of $4.1 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $17.7 million for settlement assets and liabilities due to processing timing. During the first nine months of 2023, we repaid $53.6 million on the Term Loan, $12.5 million of other debt payments, and $2.2 million of debt issuance costs. In addition, we used $4.2 million for the repurchase of stock-based compensation awards for tax withholdings, and $4.6 million for settlement assets and liabilities due to processing timing. We received net proceeds of $24.0 million on the Revolving Credit Facility, and proceeds of $5.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.

Contractual Obligations and Commercial Commitments
For the nine months ended September 30, 2024, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2023.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Business Combinations
•Stock-Based Compensation
•Accounting for Income Taxes

During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2024. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at September 30, 2024, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.2 million annually.

We had approximately $1.0 billion of debt outstanding as of September 30, 2024, with $602.9 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 6.70% as of September 30, 2024. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.0 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please refer to Note 11, Commitments and Contingencies, in Part I of this Form 10-Q for additional information.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2023. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2024 through July 31, 2024	203,380	(1)	$39.23	203,317	$372,314,000
August 1, 2024 through August 31, 2024	32,411	(1)	46.69	—	372,314,000
September 1, 2024 through September 30, 2024	29,744	(1)	48.58	—	372,314,000
Total	265,535		$41.19	203,317

(1)Pursuant to our 2016 and 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended September 30, 2024, 191,285 shares of RSUs vested. We withheld 62,218 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, our board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorize additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million, in place of the remaining purchase amounts previously authorized. As of September 30, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $372.3 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.
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

ACI WORLDWIDE, INC. (Registrant)

Date: November 7, 2024	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)