Form 10-K
period 2024-12-31
ACI WORLDWIDE, INC.
filed 2025-02-27
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s voting common stock held by non-affiliates on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $39.59 was $2,905,746,611. For purposes of this calculation, executive officers, directors, and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.
As of February 24, 2025, there were 105,336,028 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 3, 2025, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

PART I
ITEM 1. BUSINESS
General
ACI develops, markets, installs, and supports a broad line of software solutions that deliver intelligent payments orchestration to banks, merchants, and billers. ACI powers the payments ecosystem by supporting any channel, any network, and any payment type. Our solutions support the new payment experiences that help power customers' growth and drive innovation. Our intelligent payments orchestration solutions empower customers to modernize their payments infrastructure to support the transactions their businesses need to stay ahead - at scale and without downtime.

At ACI, we build software solutions that make complex payments simple and secure for the world’s leading financial institutions and large enterprises. Our solutions and services are used globally by banks of all sizes, central banks, intermediaries, merchants, and billers, as well as third-party digital payment processors, payment associations, switch interchanges, and a wide range of transaction-generating endpoints, including automated teller machines (“ATM”), merchant point-of-sale (“POS”) terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites. The authentication, authorization, switching, settlement, fraud-checking, and reconciliation of digital payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of participants in the market, high transaction volumes, geographically dispersed networks, differing types of authorization, and varied reporting requirements. These activities are typically performed online and are conducted 24 hours a day, seven days a week.

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

Target Markets
ACI’s comprehensive digital payment solutions serve three key markets:

Banks
ACI provides payment solutions to large and mid-size banks globally for both retail banking, digital, and other payment services. Our solutions transform banks’ complex payment environments to speed time to market, reduce costs, and deliver a consistent experience to customers across channels while enabling them to prevent and rapidly react to fraudulent activity. In addition, we enable banks to meet the requirements of different real-time payment schemes and quickly create differentiated products to meet consumer, business, and merchant demands.
ACI’s payment solutions support intermediaries, such as processors, networks, payment service providers (“PSPs”), and new financial technology ("fintech") entrants. We offer these customers scalable solutions that strategically position them to innovate and achieve growth and cost efficiency, while protecting them against fraud with our artificial intelligence or AI, human, and data expertise. Our solutions also allow new entrants in the digital marketplace to access innovative payment schemes, such as the U.S. FedNow® Services and RTP® from The Clearing House, the U.K. Faster Payments, European TIPS, Australia NPP, South Africa RPP, the Payments Network Malaysia ("PayNet"), Real-time Retail Payments Platform ("RPP"), and others.

Merchants
ACI’s support of merchants globally includes Tier 1 and Tier 2 merchants (in-store and online), PSPs, independent selling organizations (“ISOs”), value-added resellers (“VARs”), and acquirers who service them. These customers operate in a variety of verticals, including general retail, grocery, hospitality, dining, travel and ticketing, fuel, telecommunications, and others. Our solutions provide merchants with a secure, omnichannel payments platform that gives them flexibility and independence. Leveraging the vast choice of integrations through a single application programming interface ("API") and ACI’s proven artificial intelligence ("AI"), human, and data capabilities, merchant customers can orchestrate and protect payments and maximize convergence while reducing risk and operational costs. ACI® Payments Orchestration Platform™ serves more than 80,000 merchants worldwide and is powering payments for five of the top 10 retailers globally. We also offer secure solutions to online-only merchants that provide consumers with a convenient and seamless way to shop.

Billers
Within the biller segment, ACI provides electronic bill presentment and payment (“EBPP”) services to companies operating in the consumer finance, insurance, healthcare, higher education, utility, government, mortgage, subscription provider, and telecommunications categories. Our solution and products enable these customers to support a wide range of payment options and provide a convenient consumer payments experience that drives consumer loyalty and increases revenue. We also provide fraud abuse protection to our biller customers leveraging our proven AI, human, and data capabilities.

Solutions
ACI is a global software company that provides mission-critical, real-time payment solutions that deliver intelligent payments orchestration to banks, merchants, and billers. Customers use our proven, scalable, and secure solutions to process and manage digital payments, enable omni-commerce payments, present and process bill payments, and manage fraud and risk. Our strategic solution areas include the following:

Issuing and Acquiring
ACI offers comprehensive consumer payment solutions ranging from core payment engines to back-office support that enable banks and intermediaries to compete effectively in today’s real-time, open payments ecosystem.
ACI® Acquiring™ is a solution that helps merchant and ATM acquirers process credit, debit, and prepaid card transactions, deliver digital innovation, improve fraud prevention, and reduce interchange fees.
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

Account-to-Account Payments
ACI supports account-to-account payment processing for banks and intermediaries globally, ensuring multi-bank, multi-currency, and 24x7x365 payment processing capabilities, as well as complete and ongoing regulatory compliance. Offered to the market in several forms, the ACI account-to-account payments capability enables banks to process all types of digital payments with a specific focus on two key growth areas for digital payments:
Support for domestic low-value real-time payments with a complete range of capabilities for 24x7x365 processing of real-time payments, including origination, orchestration, clearing and settlement, fraud detection, and connectivity.
Support for high-value and cross-border payments offering multi-bank, multi-currency, and wire and Real-Time Gross Settlement ("RTGS") payment processing capabilities, as well as cross-border and domestic SWIFT messaging with seamless integrations to multiple clearing and settlement mechanisms.

Merchant Payments
ACI offers merchants a secure and scalable payments platform with the flexibility to support in-store, online, and mobile payments.
ACI Payments Orchestration Platform is a holistic, omnichannel payments platform that orchestrates and optimizes payments by combining a powerful payments gateway with multilayered, AI-based fraud management, advanced business intelligence tools, and access to an extensive global network of acquirers, third-party providers, and alternative payment methods.
Payments Intelligence
ACI’s payments intelligence framework supports banks, merchants, and billers by leveraging generative AI. It effectively combines artificial and human insights with data intelligence to achieve precision, mitigate sophisticated threats, and deliver value-added services for hyper-personalized consumer experiences.
ACI Fraud Management™ for merchants and billers provides a combination of patented AI technology, referred to as incremental machine learning models, fraud and payments data, predictive and behavioral analytics, positive profiling, customizable fraud strategies, expert support, and consortium data to mitigate risks and reduce the burden of compliance, delivered as a multi-tenant platform as a service, deployed in the public cloud, or on premises. It enables customers to protect their payments end to end from customer check-in to payment and post authorization, enhancing the customer experience. The solution also supports merchants and billers in managing abuses with returns, coupons, payment aggregators, and other first-party behaviors, reducing operational costs and enabling enriched services and offers to good consumers.
ACI Fraud Management™ for financial institutions offers banks, intermediaries, and merchants with private-label portfolios a robust, sophisticated, and easy-to-integrate solution that is able to deliver precise and actionable intelligence in real time by using a combination of sophisticated AI powered algorithms, data orchestration capabilities, network intelligence, and advanced predictive analytics to help prevent fraud and reduce the burden of compliance, delivered as a service, or deployed in the public cloud, or on premises. Business users are empowered with a full set of AI and expert rules capabilities they can operate on their own, streamlining business strategy deployment and immediate impact against emerging threats.
ACI Fraud Scoring Services™, part of ACI Fraud Management for financial institutions, is an AI-first approach powered by our patented incremental learning technology, delivered via API calls to enhance fraud strategies and complement existing fraud prevention solutions. Available as a service from our platform, ACI provides customers with a risk assessment that combines the most advanced AI, human, and data capabilities, delivering the precise fraud scores for any type of financial transaction, accompanied by explanation for the assessment. ACI maintains a large set of signals, features, and machine learning models, and orchestrates each transaction through the path that delivers best results. When necessary, ACI monitors, maintains, and refreshes all the machine learning models and strategies used, reducing the burden a customer would have to deploy and maintain the most advanced AI solutions.

Bill Payment
ACI meets the bill payment needs of corporate customers across myriad industries through a range of electronic bill payment offerings that help companies raise consumer satisfaction while reducing costs.
ACI Speedpay® is an integrated suite of digital billing, payment, disbursement, and communication services that lowers the cost of presenting and accepting bill payments while delivering industry-leading security. ACI Speedpay is a true omni-channel solution, allowing customers to pay their bills through their preferred channels, whether online, via mobile, or in person. This flexibility is crucial in today’s digital age, where consumers expect seamless and convenient payment experiences.

On-Premises, On-Demand, or Hybrid Software Delivery Options
Our software solutions are offered to our customers through either a traditional term software license arrangement where the software is installed and operated on the customer premises or in a cloud environment, through an on-demand arrangement where the solution is maintained and delivered through the public cloud or ACI's private cloud via our global data centers, or a combination of the two based upon their unique needs. Solutions delivered through ACI’s on-demand cloud are available in either a single-tenant environment, known as a Software-as-a-Service (“SaaS”) offering, or in a multi-tenant environment, known as a Platform-as-a-Service (“PaaS”) offering. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of five years, or three years in the case of certain SaaS and PaaS contracts.

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

We have alliances with our technology partners Microsoft Corporation, Amazon, Red Hat, Google, HPE, IBM, and Oracle, whose industry-leading hardware, software, and cloud-based infrastructure services are utilized by and in delivery of ACI’s products. These partnerships allow us to understand developments in the partners’ technology and to utilize their expertise in topics like sizing, scalability, and performance testing.

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

In addition, ACI education services with instructor-led courses include both theory and practical sessions to allow students to work though real business scenarios and put their newly learned skills to use. This hands-on approach ensures that the knowledge is retained, and the student is more productive upon their return to the workplace. Some training topics are further supplemented by self-paced eLearning, available to students on demand to support their skills journey. ACI’s education courses provide students with knowledge at all levels to enhance and improve their understanding of ACI products. ACI also provides further, more in-depth technical courses that allow students to use practical labs to enhance what they have learned in the classroom. The ACI trainer's ability to understand customers' systems means ACI may also provide tailored course materials for individual customers. Depending on the products purchased, training may be conducted at a dedicated education facility at one of ACI’s offices, online, on demand, or at the customer site.

Customer Support
ACI provides our customers with product support that is available 24/7. We offer our customers two support options:

Standard Customer Support. After implementation completion, we provide maintenance services to customers for a monthly product support fee. Maintenance services include:
•New product releases (major, minor and patches) for active products
•24-hour hotline for priority one (“P1”) problem resolution
•Access to our online support portal (eSupport)
•Vendor-required mandates and updates
•Product documentation
•Hardware operating system compatibility
•User group membership
Premium Customer Support. Under the premium customer support option, referred to as the Premium Customer Support Program, which is available at additional cost, customers are provided support beyond the standard offering. The services available may differ by product and are defined in the customer contract.

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

Key competitors by solution area include the following:
Issuing, Acquiring, and Account-to-Account Payments
The software competitors for ACI’s Issuing, Acquiring, and Account-to-Account Payments solutions include Atos Orgin S.A., Fidelity National Information Service, Inc. ("FIS"), Finastra, Fiserv, Inc. ("Fiserv"), Mastercard, NCR, OpenWay Group, SiNSYS, Total System Services, Inc. (Global Payments), Visa, and Volante, as well as small, locally-focused companies such as BPC Banking Technologies, CR2, Financial Software and Systems, Form3, HPS, Icon Solution, Lusis Payments Ltd., Opus Software Solutions Private Limited, PayEx Solutions AS, Renovite, and RS2.

Merchant Payments
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

Payments Intelligence
Principal competitors for our ACI Fraud Management solution are Accertify (American Express), BAE Systems, Cybersource (Visa), Fair Isaac Corporation, Featurespace (Visa), Feedzai, FIS, Fiserv, Forter, Kount, NCR, NICE LTD, and SAS Institute, Inc., as well as dozens of smaller companies focused on niches of this segment such as device identification and anti-money laundering.

Bill Payment
The principal competitors for our ACI Speedpay bill payments solution are FIS, Fiserv, Invoice Cloud, Inc., Kubra Customer Interaction Management, Nelnet, Inc. and Affiliates, Paymentus Corp., PayNearMe, One Inc., Repay, TouchNet Information Systems, Inc., Transact, as well as smaller vertical-specific providers.

Research and Development
Our product development efforts are dedicated to both creating new products and enhancing the functionality of our existing offerings. To ensure we are aligned with market needs, we facilitate user group meetings that help us shape our product and solution strategy, development plans, and customer support aspects. These user groups are typically organized by geography and product lines. We believe that timely development of new applications and enhancements is essential to maintaining our competitive position in the market.

In developing new products and solutions, we collaborate closely with our customers and industry leaders to understand their requirements. We partner with device manufacturers, such as Diebold, NCR, and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. We also work with network vendors, such as Mastercard, SWIFT, and Visa, to comply with new regulations or processing mandates. We engage with computer hardware and software manufacturers, such as HPE, IBM, Microsoft Corporation, and Oracle, to ensure are products are compatible with new operating system releases and hardware generations. Customers often provide additional insights and serve as beta-test partners, further refining our solutions.

We maintain a continuous process to encourage and capture innovative product ideas, which may include new features or entirely new products or services. A proof of concept is conducted to validate these ideas. If viable, the innovation is scheduled into our product roadmap for development and release.

To ensure high software quality, we implement rigorous testing and quality assurance processes throughout the development lifecycle. This includes automated testing, code reviews, and continuous integration practices to identify and resolve issues early. Our commitment to software quality ensures that our products are reliable, secure, and meet the highest standards of performance.

Customers
We provide software products and solutions to our bank, intermediary, and merchant customers worldwide. Our biller products and solutions are sold in the United States. As of December 31, 2024, we serve thousands of organizations, including all 10 of the top 10 banks worldwide, as measured by asset size, and 80,000+ merchants, and we have customers in 90+ countries on six continents. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2024, 2023, and 2022. No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2024 and 2023.

Selling and Implementation
Our products are sold and supported directly and through distribution networks covering three geographic regions – the Americas, Europe/Middle East/Africa ("EMEA"), and Asia Pacific. Our primary method of distribution is direct sales by employees assigned to specific target customer segments. We have sales and services personnel in offices throughout the United States. Outside of the United States, our international subsidiaries sell, support, and service our products and solutions in their local countries. Our broad geographic footprint allows us to leverage the business and technical expertise of a global workforce.

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

Human Capital
As of December 31, 2024, we had 3,103 employees worldwide, with 1,397 employees in the Americas, 819 employees in EMEA, and 887 employees in Asia Pacific. ACI emphasizes a diverse and inclusive workplace, with employees in over 40 countries. Globally, 35% of our employees are women. We are committed to ensuring employees feel safe and respected, regardless of race, color, age, gender, disability, minority, sexual orientation, or any other protected class. Employees have the ability to challenge themselves and continue to grow through various assignments, projects, and development programs. We strive to offer competitive salaries and benefits to all employees, and we continuously monitor salary ranges in our market areas.

Retention
Our voluntary regrettable turnover, or our turnover of high performers, through December 31, 2024 was 5%, which compares favorably to industry turnover rates. We are pleased with our retention and will continue to employ strategies to retain and engage our global employees.

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

Executive Officers of the Registrant
As of February 27, 2025, our executive officers, their ages, and their positions were as follows:

Name	Age	Position
Thomas W. Warsop, III	58	President, Chief Executive Officer, and Director
Scott W. Behrens	53	Chief Financial Officer
Alessandro Silva	48	Chief Revenue Officer
Abe Kuruvilla	53	Chief Technology and Operations Officer

Mr. Warsop was appointed President and Chief Executive Officer on June 1, 2023. Mr. Warsop joined the ACI Board of Directors in June 2015 and became non-executive Chairman in June 2022. He has led various portfolio companies for several leading private equity firms since 2012, including One Call Care Management, York Risk Services Group, and The Warranty Group. He served as Group President at Fiserv, Inc., a provider of technology solutions to the financial industry, from 2007 to 2012. He served in various capacities at Electronic Data Systems for 17 years, including President of its Business Process Outsourcing unit in Asia Pacific, Vice President in the United Kingdom, and Vice President of Global Financial Services. Mr. Warsop holds a bachelor's degree in finance from Southern Methodist University

Mr. Behrens serves as Executive Vice President and Chief Financial Officer. Mr. Behrens joined ACI in June 2007 as our Corporate Controller and was appointed as Chief Accounting Officer in October 2007. Mr. Behrens was appointed Chief Financial Officer in December 2009 and ceased serving as our Corporate Controller in December 2010. Mr. Behrens was appointed Executive Vice President in March 2011. Prior to joining ACI, Mr. Behrens served as Senior Vice President, Corporate Controller and Chief Accounting Officer at SITEL Corporation from January 2005 to June 2007. He also served as Vice President of Financial Reporting at SITEL Corporation from April 2003 to January 2005. From 1993 to 2003, Mr. Behrens was with Deloitte & Touche, LLP, including two years as a Senior Audit Manager. Mr. Behrens holds a Bachelor of Science degree from the University of Nebraska – Lincoln.

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
The markets in which we compete are characterized by rapid change, frequent introduction of new products and services, evolving technologies and industry standards, intense competition, and increasing client expectations. We may not be successful in developing, marketing, or selling new products and services that meet these demands or achieve market acceptance. We must anticipate and respond to these changes in order to remain competitive within our relevant markets. There is no assurance that we will be able to maintain our current market share or customer base. We face intense competition in our businesses and we expect competition to remain intense in the future. We have many competitors that are significantly larger than us and have significantly greater financial, technical and marketing resources, have well-established relationships with our current or potential customers, advertise aggressively or beat us to the market with new products and services. Mergers and acquisitions by, and collaborations between, the companies we compete against may lead to even larger competitors with more resources. In addition, some of our clients have chosen to develop key products in-house, and others may choose to do so in the future. As a result, we may compete against our existing and potential clients’ in-house capabilities. Additionally, we expect that the markets in which we compete will continue to attract new competitors and new technologies. Increased competition in our markets could lead to price reductions, reduced profits, or loss of market share.

To compete successfully, we need to maintain a successful research and development effort and adapt to technological changes and evolving industry standards, including the implementation of AI in our products. If we fail to enhance our current products and develop new products in response to changes in technology and industry standards, bring product enhancements or new product developments to market quickly enough, or accurately predict future changes in our customers’ needs and our competitors develop new technologies or products, our products could become less competitive or obsolete. In addition, the success of certain of our products and services rely, in part, on financial institutions, corporate, and other third parties to promote the use of our products and services by their customers. If we are unsuccessful in offering products or services that gain market acceptance and compete effectively, or if third parties insufficiently promote our products and services, it would likely have a material adverse effect on our ability to retain existing clients, to attract new ones, and to grow profitably.

If we experience business interruptions, cybersecurity incidents or failure of our information technology and communication systems, the availability of our products and services could be interrupted which could adversely affect our reputation, business and financial condition.
Our ability to provide reliable service in a number of our businesses depends on the efficient and uninterrupted operation of our data centers, information technology and communication systems, and those of our external service providers or business partners. We have experienced non-material incidents in the past. As we continue to grow our private and public cloud offerings, our dependency on the continuing operation and availability of these systems increases. Our systems and data centers, and those of our external service providers or business partners, could be exposed to damage or interruption from fire, natural disasters, constraints within our workforce due to pandemics such as outbreaks of COVID-19, power loss, telecommunications failure, unauthorized entry, computer viruses, cybersecurity incidents, ransom attacks, denial of service attacks, human error, software errors or design defaults, labor issues, vandalism, terrorism, and other events beyond our control. Although we have taken steps to prevent system failures and we have installed back-up systems and procedures to prevent or reduce disruption, such steps may not be sufficient to prevent an interruption of services and our business continuity and disaster recovery planning may not account for all eventualities. Further, our cybersecurity, property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

An operational failure, disruption, or outage in any of these systems, or damage to or destruction of these systems, which causes disruptions in our services, could result in a failure to make required regulatory filings, loss of customers, damage to customer relationships, reduced revenues and profits, refunds of customer charges and damage to our brand and reputation and may require us to incur substantial additional expense to repair or replace damaged equipment and recover data loss caused by the interruption. Any one or more of the foregoing occurrences could have a material adverse effect on our reputation, business, financial condition, cash flows and results of operations. Moreover, to the extent that any system failure or similar event results in damages to our customers or contractual counterparties, those customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

If our security measures are compromised or we experience a cybersecurity incident or similar attack, or if our services are subject to attacks that degrade or deny the ability of users to access our products or services, our business may be harmed by disrupting delivery of services and damaging our reputation.
As part of our business, we electronically receive, process, store, and transmit information, including personal information and sensitive business information of our customers. Cybersecurity incidents vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software including software commonly used by companies in cloud-based services and bundled software. Like many other companies, we detect attempts by threat actors to gain access to our systems and networks on a frequent basis, and the frequency of such attempts could increase in the future. Unauthorized access, use, or disruptions to our data, computer systems or databases or other cybersecurity incidents or similar attacks could result in the theft or publication of confidential information or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Security breaches and cybersecurity incidents in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition, cash flows and/or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting our networks and confidential information. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers. A cybersecurity incident or failure or disruption relating to our information or systems or that of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce and maintain our information technology infrastructure, systems, or security measures may result in substantial harm to our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity.

Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

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

Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks such as a decline in the business to be divested, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and our retained business. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without any corresponding benefit.

We may experience difficulties implementing our strategy, and the strategy could prove unsuccessful in growing our business.
Our strategy focuses on investments in real-time payments, large sophisticated global banks and merchants, and fast-growing emerging markets. Successfully implementing our strategy may present organizational and infrastructure challenges, and we may not be able to fully implement or realize the intended benefits of our strategy. Moving to a new business strategy may result in a loss of established efficiency, which may have a negative impact on our business. As we adjust, we also may need to bring on additional talent, which could prove difficult in a competitive job market, especially as remote working continues. The increased focus on opportunities for strategic mergers and acquisitions and research and development could result in financial difficulties and may not always be fruitful. We may also face an increased amount of competition as we attempt to expand and grow our business, which may negatively impact our financial results. In order for us to be successful as we enter and invest in emerging markets, these markets must continue to grow. However, this growth depends on a variety of factors that we are not always able to predict.

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

Our future success also depends upon our ability to attract and retain highly-skilled technical personnel. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Because the development of our solutions and services requires knowledge of computer hardware, operating system software, system management software, and application software, our technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results, and financial condition.

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
Our on-premise licenses currently have a five-year fixed term model. In the future, we may transition some or all of these licenses to a subscription model. A transition to a subscription model would reflect a significant shift from a fixed-term license. In addition, a subscription model presents a number of risks to us including the following:
•arrangements entered into on a subscription basis generally delay the timing of revenue recognition and can require the incurrence of up-front costs, which may be significant and could make it difficult for investors to understand our results of operations as they compare to prior periods;
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
We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer, or proxy contest involving us, even if such events could be beneficial, in the short term, to the interests of our stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitation of liability and indemnification of our directors and officers and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders.

Risks Related to Our Customers
Certain payment funding methods expose us to the credit and/or operating risk of our customers.
When we process an automated clearing house or ATM network payment transaction for certain customers, we occasionally transfer funds from our settlement account to the intended destination account before we receive funds from a client’s source account. The vast majority of these occurrences are resolved quickly through normal processes. However, if they are not resolved and we are then unable to reverse the transaction that sent funds to the intended destination, a shortfall in our settlement account will be created. Although we have legal recourse against our clients for the amount of the shortfall, timing of recovery may be delayed by litigation or the amount of any recovery may be less than the shortfall. In either case, we would have to fund the shortfall in our settlement account from our corporate funds.

Our business could be materially detrimentally impacted by loss caused by theft or fraud.
When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain economic, geopolitical and regulatory environment, and our anticipated growth will continue to place significant demands on our risk management and compliance efforts. As our ecosystems grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes.

Potential customers may be reluctant to switch to a new vendor, which may adversely affect our growth.
For banks, intermediaries, and other potential customers of our products, switching from one vendor of core financial services software (or from an internally developed legacy system) to a new vendor is a significant endeavor. Many potential customers believe switching vendors involves too many potential disadvantages such as disruption of business operations, loss of accustomed functionality, and increased costs (including conversion and transition costs). As a result, potential customers may resist change. We seek to overcome this resistance through value enhancing strategies such as a defined conversion/migration process, continued investment in the enhanced functionality of our software and system integration expertise. These actions require the expenditure of time and resources, and there can be no assurance that they will result in a potential customer switching to use our products and services. There can be no assurance that our strategies for overcoming potential customers’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth.

Risks Related to Our Intellectual Property
We may be unable to protect our intellectual property and technology.
To protect our proprietary rights in our intellectual property, we rely on a combination of contractual provisions, including customer licenses that restrict use of our products, confidentiality agreements and procedures, and trade secret and copyright laws. Despite such efforts, we may not be able to adequately protect our proprietary rights, or our competitors may independently develop similar technology, duplicate products, or design around any rights we believe to be proprietary. This may be particularly true in countries other than the United States because some foreign laws do not protect proprietary rights to the same extent as certain laws of the United States. Any failure or inability to protect our proprietary rights could materially adversely affect our business. Additionally, various events outside of our control may pose a threat to our intellectual property rights, as well as to our products and services. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. The efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Our intellectual property rights may be infringed, misappropriated, or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable.

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
There has been a substantial amount of litigation in the software industry regarding intellectual property rights. Third parties have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark or other intellectual property rights to business processes, technologies and related standards that are relevant to us and our customers. These assertions have increased over time as a result of the general increase in patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the electronic commerce field, the secrecy of some pending patents and the rapid issuance of new patents, it is not economical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Any claim against us, with or without merit, could be time-consuming, divert management's attention, result in costly litigation, cause product delivery delays, require us to enter into royalty or licensing agreements or pay amounts in settlement, or require us to develop alternative non-infringing technology.

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

In addition, companies that incorporate open source software into their solutions have, from time to time, faced claims challenging the ownership of solutions developed using open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software.

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
•compliance with laws of the foreign countries where the operations are conducted could be complex or costly;
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

Other potential risks include difficulties associated with staffing and management in an environment of diverse cultures, laws, and customs, challenges caused by distance, language, and cultural differences, and the increased travel, infrastructure, and legal and compliance costs associated with global operations, failure to anticipate competitive conditions and competition with service providers or other market-players that have greater experience in the foreign markets than we do, failure to conform with applicable business customs, including translation into foreign languages, cultural context, and associated expenses, changes to the way we do business as compared with our current operations, inability to support and integrate with local third-party service providers, difficulties in maintaining our company culture, difficulty in gaining acceptance and maintaining compliance with industry self-regulatory bodies, compliance with U.S. and foreign anti-corruption, anti-bribery, and anti-money laundering laws, increased exposure to public health issues such as pandemics, and related industry and governmental actions to address these issues, competing with more established companies in international markets, reliance on independent distributors, longer payment cycles, potentially unfavorable changes to foreign tax rules, unfavorable trade treaties or tariffs, compliance with foreign regulatory requirements, effects of a variety of foreign laws and regulations, including restrictions on access to personal information, reduced protection of intellectual property rights, variability of foreign economic conditions, governmental currency controls, difficulties in enforcing our contracts in foreign jurisdictions, trade wars, and general economic and political conditions in the countries where we sell our products and services. Some of our products may contain encrypted technology, the export of which is regulated by the United States government. Changes in U.S. and other applicable export laws and regulations restricting the export of software or encryption technology could result in delays or reductions in our shipments of products internationally. There can be no assurance that we will be able to successfully address these challenges.

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
The crises in eastern Europe and the Middle East continue to be a challenge to global companies, including us. We currently have one employee in Russia, a dormant customer in Russia, and customers located in the Middle East. The U.S. and other global governments have placed restrictions on how companies may transact with, and provide services or solutions to, parties in these regions, particularly Russia, Belarus and restricted areas in Ukraine. No assurances can be given that additional developments in the impacted regions, and responses thereto from the U.S. and other global governments, would not have a material adverse effect on our business, results of operations and financial condition.

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
The global electronic payments industry and the banking and financial services industries depend heavily upon the overall levels of consumer, business and government spending. Adverse economic conditions such as those caused by a global economic downturn, the Russia-Ukraine conflict, and the potential for disruptions in these industries as well as the general software sector could result in a decrease in consumers’ use of banking services and financial service providers resulting in significant decreases in the demand for our products and services which could adversely affect our business and operating results. A lessening demand in either the overall economy, the banking and financial services industry or the software sector could also result in the implementation by banks and related financial service providers of cost reduction measures or reduced capital spending resulting in longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition which could lead to a material decrease in our future revenues and earnings.

Our business may be negatively affected by domestic and global economic and credit conditions.
Our business is sensitive to the strength of domestic and global economic and credit conditions, particularly as they affect, either directly or indirectly, the banking and financial services industries. Economic and credit conditions are influenced by a number of factors, including political conditions, consumer confidence, unemployment levels, interest rates, tax rates, commodity prices, and government actions to stimulate economic growth. The imposition or threat of protectionist trade policies or import or export tariffs, global and regional market conditions and spending trends in the financial, retail and hospitality industries, new tax legislation across multiple jurisdictions, modified or new global or regional trade agreements, uncertainty over further potential changes in Eurozone participation and fluctuations in oil and commodity prices, among other things, have created a challenging and unpredictable environment in which to market our products and services across our different geographies and industries. A challenging economic environment could cause existing and potential customers to not purchase or to delay purchasing our products and services. Continued inflationary pressures could negatively impact our customers' ability to purchase our products and services, thereby negatively impacting our revenue and results of operations. A negative or unpredictable economic climate could create uncertainty or financial pressures that impact the ability or willingness of our customers to make capital expenditures, thereby affecting their decision to purchase or roll out our products or services or to pay accounts receivable owed to us. Additionally, if customers respond to a negative or unpredictable economic climate by consolidation, it could reduce our base of potential customers.

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

Legislation and regulation related to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers or us. A heightened regulatory environment in the financial services industry may have an adverse impact on our clients and our business. Laws and regulations concerning the handling of personal information are expanding and becoming more complex. Our failure, or perceived failure, to comply with these and other laws and regulations could adversely affect our business and harm our reputation.

Additionally, since the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, a number of substantial regulations affecting the supervision and operation of the financial services industry within the U.S. have been adopted, including those that establish the Consumer Financial Protection Bureau (“CFPB”). The CFPB has issued regulations and guidance under U.S. consumer financial protection laws that apply to, and conducts direct examinations of, “supervised banks and nonbanks” as well as “supervised service providers.” CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. Changes to applicable financial services laws or regulations could adversely impact our business.

Furthermore, due to our increased use of the internet for sales and marketing, laws specifically governing digital commerce, the internet, mobile applications, search engine optimization, behavioral advertising, privacy and email marketing may have an impact on our business. Existing and future laws governing issues such as digital and social marketing, privacy, consumer protection or commercial email may limit our ability to market and provide our products and services.

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

Customers depend upon our products and services for mission-critical applications, and product defects or service errors may hurt our reputation with customers. In addition, software product defects or errors could subject us to liability for damages, performance and warranty claims, government inquiries or investigations, claims and litigation, and fines or penalties from governmental authorities, which could be material. We may incur additional costs or expenses to remediate the issues.

The artificial intelligence technology incorporated into our products include new and evolving technologies that may present both legal and business risks.
We have incorporated AI into our products. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving legal and regulatory landscape. The incorporation of AI into our products may subject us to new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations. Intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we configure and use these technologies may expose us to claims of copyright infringement or other intellectual property misappropriation. New laws have been adopted in the EU, and it is possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations will be interpreted in ways that would affect the operation of our solution and the way in which we use AI. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could harm our business, reputation, financial condition and results of operations.

Uncertainty around and rapid evolution of AI technologies may require additional investment, including research and development of new approaches and processes, which could be costly and increase our expenses. AI can generate written content which contains bias, factual errors, misrepresentations, offensive language, or inappropriate statements. While we seek to use AI in a way that is designed to minimize these risks, there are still risks of such events occurring. Our failure to address these risks could harm our business, reputation, financial condition and results of operations. In addition, the use of AI involves significant technical complexity and requires specialized expertise, and competition for specialized personnel in the AI industry is intense. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business, reputation, financial condition and results of operations.

The use of AI by our workforce may present risks to our business.
Our workforce is exposed to and uses AI technologies for certain tasks related to our business. We have guidelines specifically directed at the use of AI tools in the workplace. Nevertheless, our workforce may use these authorized or unauthorized tools, which poses potential risks relating to the protection of data, including cybersecurity risk, exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI technology by our workforce even when used consistent with our guidelines, may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open source software requirements. AI technology may also produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, guidelines and procedures governing the use of AI technology, and compliance by our workforce.

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
As a provider of services to financial institutions, we may be bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. The processing of personal data and other types of information subjects us to a number of domestic and international laws that govern and regulate the processing of personal information and other types of protected data. These laws regulate and address a range of issues including data privacy (e.g., restrictions or technological or process requirements regarding the processing of data), cybersecurity (e.g., requirements for the protection of personal information against compromise of the confidentiality, integrity, or availability of personal information), breach notification, and data governance. These laws can vary substantially from jurisdiction to jurisdiction, and are rapidly evolving. We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. These laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. These laws and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. If we fail to comply with applicable laws and regulations, including the EU GDPR, CCPA, and other laws, we could be exposed to regulatory investigations and actions, lawsuits for breach of contract or to governmental or consumer claims, our customer relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new customers. Compliance with these and new laws could involve substantial expenses and divert resources from other initiatives and projects. More restrictive privacy, data protection and cybersecurity laws adopted in the future could have an adverse impact on our business.

U.S. and other banking agencies have adopted or proposed enhanced cyber risk management standards that would apply to us and our financial institution clients and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states in the U.S. have adopted or proposed new privacy and cybersecurity laws targeting these issues. Legislation and regulations on cybersecurity, data privacy, data protection and data localization may compel us to need to modify our systems, invest in new systems or alter our business practices or our policies on data governance and privacy. These actions could significantly increase our operational costs.

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

If we fail to comply with the applicable requirements of the payment card networks and Nacha, they could seek to fine us, suspend us or terminate our registrations, which could adversely affect our business.

In order to provide our transaction processing services, one or more of our subsidiaries are registered with Visa and Mastercard and other networks as a payment facilitator and/or a third-party sender. As such, we are subject to card association and network rules that could subject us or our clients to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us, processing clients or merchants. In addition, we are subject to Nacha rules relating to payment transactions processed by us using the ACH network and to various federal and state laws regarding such operations, including laws pertaining to electronic fund transfer, money transfer, as well as the Payment Card Industry Data Security Standard enforced by the major card brands. The rules of Nacha and the card networks are set by their respective boards, and the card network rules may be influenced by card issuers, some of which offer competing transaction processing services.

If we fail to comply with these rules, we could be fined and our registrations or certifications could be suspended or terminated. The suspension or termination of our registrations or certifications, or any changes to the association and network rules, that we do not successfully address, or any other action by the card networks to restrict our ability to process transactions over such networks, could limit our ability to provide transaction processing services to clients and result in a reduction of revenue or increased costs of operation, which, in either case, could have a material adverse effect on our business and results of operations.

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
Our operations are subject to tax by federal, state, local, and international taxing jurisdictions. Changes in tax laws or their interpretations in our significant tax jurisdictions could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. Additionally, future tax laws, regulations or guidance from the Internal Revenue Service, the Securities and Exchange Commission, or the Financial Accounting Standards Board could cause us to adjust current estimates in future periods, which could impact our earnings and have an adverse effect on our results of operations and cash flow. Additionally, our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations as well as our cash flows from operations.

The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we do business remain focused on the taxation of multinational corporations. Under the OECD Inclusive Framework, over 140 countries have agreed to implement a two-pillar solution to address the challenges posed by the digitalization of the economy. The Pillar Two Framework (“Pillar Two”) introduces a 15% global minimum effective tax rate for certain multinational groups. Although the U.S. has not yet adopted Pillar Two into law, several countries in which we operate have enacted tax legislation based on the Pillar Two framework. We continue to evaluate the impact of these legislative changes as additional guidance becomes available. While Pillar Two did not significantly impact us in 2024, uncertainty remains regarding the implementation and impact of these initiatives, which could adversely affect our business or financial results in future years. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations, and financial condition.

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

Changes in card association and debit network fees or products could increase costs or otherwise limit our operations.

From time to time, card associations and debit networks, including the card networks which we utilize, increase the processing and other fees (including what is commonly called “interchange fees”) that they charge. It is possible that competitive and other pressures will result in us absorbing a portion of such increases in the future, or not being able to increase our own fees, which would increase our operating costs, reduce our profit margin, limit our growth, and adversely affect our business, results of operations and financial condition.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets could negatively affect our financial results.
Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2024. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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
We may be impacted by natural disasters, wars, and outbreaks of disease or other adverse public health developments such as pandemics. These events could cause disruptions or restrictions on us, our partners and customers, including restrictions on travel, temporary closure of facilities, and other restrictions. Such disruptions or restrictions may result in delays or losses of sales and delays in the development or implementation of our products. These events could also result in a decrease in consumers’ use of our customers’ services, further adversely affecting our business and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management Strategy
The oversight of our cybersecurity risk is integrated into our Enterprise Risk Management ("ERM") function and processes and procedures. Our ERM framework integrates our information technology and data management systems and related policies and practices into the larger framework to help guide and prioritize our cybersecurity and information technology-related investments, activities, and risk management strategy. We leverage a variety of risk methodologies and technologies to mitigate the risk of cybersecurity threats and incidents. We have a multi-layer, in-depth approach to technology solutions, including employing applications and tool suites used for perimeter, network, end point and application security, as well as for data recovery, in each case tailored to our systems, data, risk profile and mitigation strategy. At least annually, we review cybersecurity risk as part of our ERM processes and integrate those findings into our overall cybersecurity strategy.

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

In the event of a reported potential cybersecurity incident, the Global Information Security team ("GIS") determines whether such incident triggers our cybersecurity threat evaluation and response plan (the “Response Plan”). If triggered, our cybersecurity response team, which includes representatives from GIS, our business team, and executive leadership, as needed under the circumstances (the “Cyber Response Team”), is convened. Members of the Cyber Response Team are responsible for developing, recommending and implementing the necessary measures to address the cybersecurity incident, including assessing, containing and mitigating its impact, notifying members of our management, the Audit Committee and the full Board of the cybersecurity incident, and coordinating external communications, in each case as appropriate under the circumstances. The Cyber Response Team is responsible for implementing and monitoring the effectiveness of any remediation plan adopted as a result of the cybersecurity incident.

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

As of the date of this filing, we do not believe that any risks from cybersecurity threats, including as a result of past cybersecurity incidents, have had, or are reasonably likely to have, a material effect on our business strategy, results of operations or financial condition, but we cannot assure that our business strategy, results of operations and financial condition will not be materially affected in the future by cybersecurity risks or future cybersecurity incidents.

Governance
Our Chief Information Security Officer (“CISO”) leads GIS, and together with our Chief Compliance Officer (“CCO”) are responsible for managing and assessing cybersecurity risk and strategy. They oversee our cybersecurity program and are responsible for identifying, assessing, monitoring, managing and communicating our cybersecurity risks. GIS is comprised of information security professionals with a variety of cybersecurity certifications and accreditations. GIS is aided by the Executive Risk Management Committee, which is comprised of senior leaders and subject matter experts throughout our company, including our CISO and CCO, who serve on the committee to assess and mitigate specific business unit risks, promote an understanding of potential issues, and provide risk resolution and prevention support. GIS and the Executive Risk Management Committee are responsible for keeping the Audit Committee apprised of developments with respect to our cybersecurity strategy and risks.

Our CISO has served in various roles in information technology and information security for more than 30 years, including 20 years in Financial Services, along with serving as the Deputy Head of Global Information Security at ACI prior to being designated as CISO and has been with ACI since 2008. Our CCO has served in various risk and compliance roles in both global and regulated entities within financial services technology organizations, along with serving as the Head of Enterprise Risk at ACI prior to being designated as CCO and has been with ACI since 2022. The CCO’s expertise focuses on designing, maturing, and embedding risk and compliance frameworks; credentials also include a Juris Doctor, a Masters of Business Administration with a focus in Finance and emphasis in consulting, and a Bachelors of Science in Business Administration.

The Audit Committee oversees our cybersecurity strategy and risks. The Audit Committee is provided with cybersecurity strategy and risk updates on a quarterly, or as needed, basis. In addition, the Board is provided with an annual cybersecurity update that addresses similar topics to those discussed with the Audit Committee on a quarterly basis.
ITEM 2. PROPERTIES
We lease office space in Elkhorn, Nebraska, for our principal executive offices. As of the end of 2024, we owned and leased a total of approximately 245,000 square feet of office and data center space in the United States and leased approximately 269,000 square feet of office and data center space outside the United States, primarily in India, Ireland, South Africa, Romania, and Singapore.

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

As of February 24, 2025, there were 213 holders of record of our common stock. A substantially greater number of shareholders hold our common stock in “street name”, or as beneficial holders whose shares are held in the name of banks, brokers, or other financial institutions.

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

Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 through October 31, 2024 (1)	63	$50.23	—
November 1, 2024 through November 30, 2024 (1)	38,128	56.22	—
December 1, 2024 through December 31, 2024 (1)	29,528	56.37	—
Total	67,719			$372,528,000

(1)Pursuant to our 2020 Equity and Performance Incentive Plans, (the "2020 Incentive Plan"), we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended December 31, 2024, 204,636 shares of RSUs vested. We withheld 67,719 of these RSUs to pay the employees’ portion of the applicable minimum payroll withholding taxes.

In 2005, the board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In June 2024, the board approved the repurchase of the Company's common stock for up to $400.0 million, in place of the remaining purchase amounts previously authorized. As of December 31, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $372.5 million.

There is no guarantee as to the exact number of shares we will repurchase. Repurchased shares are returned to the status of authorized but unissued shares of common stock. In March 2005, the board approved a plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of shares of common stock under the existing stock repurchase program. Under our Rule 10b5-1 plan, we have delegated authority over the timing and amount of repurchases to an independent broker who does not have access to inside information about the Company. Rule 10b5-1 allows us, through the independent broker, to purchase shares at times when we ordinarily would not be in the market because of self-imposed trading blackout periods, such as the time immediately preceding the end of the fiscal quarter through a period of three business days following our quarterly earnings release.

Stock Performance Graph and Cumulative Total Return
The following table shows a line-graph presentation comparing cumulative stockholder return on an indexed basis with a broad equity market index and either a nationally-recognized industry standard or an index of peer companies selected by us. We selected the S&P 500 Index and the S&P 600 Index for comparison. The S&P 600 Index will replace the S&P MidCap 400 Index going forward, as the Company is now included in the S&P 600 Index. The S&P MidCap 400 index has been included with data through 2024.

The graph above compares ACI Worldwide, Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index and the S&P 600 Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2019, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. This information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
ACI Worldwide, an innovator in global payments technology, delivers software solutions that power intelligent payments orchestration in real time so banks, merchants, and billers can drive growth, while continuously modernizing their payment infrastructures, simply and securely. With nearly 50 years of trusted payments expertise, we combine our global footprint with a local presence to offer enhanced payment experiences to stay ahead of constantly changing payment challenges and opportunities.

Our products are sold and supported directly and through distribution networks covering three geographic regions – the Americas, EMEA, and Asia Pacific. Each region has its own globally coordinated sales force, supplemented with local independent reseller and/or distributor networks. Our products and solutions are marketed under the ACI Worldwide brand and used globally by banks of all sizes, central banks, intermediaries, merchants, and billers, such as third-party digital payment processors, payment associations, switch interchanges, and a wide range of transaction-generating endpoints, including ATMs, merchant POS terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites.

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

Key trends that currently impact our strategies and operations include:
Increasing digital payment transaction volumes. The adoption of digital payments continues to accelerate, propelled by the digitization of cash, financial inclusion efforts of countries throughout the world, rapid growth of eCommerce, and the adoption of real-time payments enabling more people, governments, and businesses to embrace digital payments. We leverage the growth in transaction volumes through the licensing of new systems to customers whose older systems cannot handle increased volume, through the sale of capacity upgrades to existing customers, and through the scalability of our platform-based solutions.

Adoption of real-time payments. Expectations from both consumers and businesses are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format prevalent in account-to-account payments, which is delivering greater value to banks and their customers and has now been rolled out across the world and continues to see adoption with local schemes, such as FedWire, planned for 2025. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth and new payment types. Domestic schemes such as Unified Payments Interface ("UPI") in India and others are being made available to their citizens for cross-border transactions when abroad. Mature markets, including India, the United Kingdom, Australia, Brazil, Malaysia, Singapore, and Thailand, continue to accelerate innovation, especially in terms of overlay services, driving new transactions. The United States is driving real-time payments adoption through TCH Real-Time Payments and the FedNow Service. Asia is one of the most innovative markets for adoption of real-time payment systems. According to ACI’s Prime Time for Real-Time report, Asia Pacific is the largest regional market, with four of the global top five real-time payment markets by volume. ACI provides solutions for commercial and central banks across Asia. Latin American countries are pushing ahead with real-time payments modernization initiatives, looking to replicate Brazil’s success with PIX. ACI is also providing solutions centrally in Colombia and Peru. We are seeing success with real-time payments in the Middle East as well, as they have started to renovate their payment systems from legacy payment types to the modern digital and real-time world. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard, Microsoft, Red Hat, and Mindgate Solutions continue to position us as a leader in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

Adoption of cloud technology. ACI has recognized the industry's technical inflection point in the transition from traditional on-premises infrastructure to the private and public cloud, and we are supporting our customers' cloud strategies. Cloud technology innovations allow the financial services ecosystem to remove technical risk from their operations, accelerate innovation and time to market for new revenue-generating solutions for their customers, and accelerate innovation and ensure scalability and resiliency while improving operating economics over time. As banks and intermediaries, merchants, and billers seek to transition their systems to make use of cloud technology, our investments and partnerships, as demonstrated by our product enablement and initial optimization onto Microsoft Azure, enable us to leverage those cloud technology benefits today and for the future while preserving ACI's fundamental base of performance, resiliency, and scalability. Cloud-native solutions running in a multi-tenant SaaS environment also allow ACI to expand our market coverage to smaller institutions, offering scalable solutions which are easy to integrate with but at price points that fit their budgets.

Payments intelligence, fraud, and compliance. The accelerated adoption of real-time payments, fraudsters leveraging artificial intelligence, and the ramping up of mandates increase the urgency for industry-wide collaboration to mitigate fraud with precision and achieve operational excellence. As the threat of sophisticated fraud becomes a greater concern for remitting and receiving institutions, consumers are challenged with increased friction to prevent illegitimate access of genuine accounts or funds to protect the consumer trust and confidence, while achieving their strategic objectives. Regulators are beginning to litigate between consumers and financial institutions on the losses, and between remitting and receiving banks on the accountability. Banks and intermediaries, merchants, and billers are pursuing solutions to mitigate their risks while improving their customer experience, protecting their margins, and securing their revenue streams, especially with their new products and offerings. We continue to evolve our advanced machine learning and network intelligence capabilities to stop criminals and enable frictionless, legitimate business. Meanwhile, with payments intelligence, organizations can integrate intelligent services to enhance consumer relationships while achieving precise, real-time fraud and risk mitigation capabilities.

Omni-commerce. Shoppers are increasingly browsing, buying, and returning items across channels, including in-store, online, and mobile. This trend has led to an increase in contactless payments, click and collect, and curbside collection. Merchants from all industries, including grocers, fuel and convenience stores, are being tasked with delivering seamless experiences that include pay-in-aisle, kiosks, mobile app payments, QR code payments, eCommerce, traditional and mobile POS, buy online pickup in-store (BOPIS), and buy online return in-store (BORIS). We believe there is significant opportunity to provide merchants with the tools to deliver a seamless, secure, personalized experience that creates loyalty and satisfaction, and drives conversion rates while protecting consumer data and preventing fraud.

Open banking. Open banking is gaining momentum globally, and while it has been accelerated in Europe by regulations like PSD3, the United States is also seeing significant shifts driven by market demand and technology innovation rather than regulatory mandates. In the United States, the growing adoption of Request to Pay (RTP) offers an alternative to traditional bill payment methods, allowing payers to respond directly to payment requests with flexibility on timing, method, and amount. This aligns with the broader movement toward real-time payments, supported by platforms like the FedNow® Service and The Clearing House’s RTP network. While the United States doesn't have a regulatory equivalent to PSD3, there's a strong push for open banking solutions that provide greater control and transparency for consumers, and RTP is a key trend within that space. By embracing both RTP and open banking trends in the United States, payment processors and financial institutions can offer more dynamic, flexible payment options, driving innovation and improving customer experience, while staying competitive in a rapidly evolving payments landscape. ACI is in a unique position to deliver service that takes advantage of our real-time payments software, our relationships with banks, merchants, and billers, and global connectivity.

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

The Company and OEP had also entered into a Transition Services Agreement ("TSA"), whereby the Company would continue to perform certain functions on OEP's behalf during a migration period which ended in 2024. The TSA was meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of December 31, 2024; September 30, 2024; June 30, 2024; March 31, 2024; and December 31, 2023 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Banks	$2,368	$2,291	$2,230	$2,235	$2,261
Merchants	734	757	740	741	754
Billers	3,604	3,395	3,398	3,505	3,505
Total	$6,706	$6,443	$6,368	$6,481	$6,520

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Committed	$2,413	$2,204	$2,362	$2,223	$2,178
Renewal	4,293	4,239	4,006	4,258	4,342
Total	$6,706	$6,443	$6,368	$6,481	$6,520

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

Results of Operations
The following tables present the consolidated statements of operations, as well as the percentage relationship to total revenues of items included in our consolidated statements of operations (in thousands):

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	2024				2023
	Amount	% of Total Revenue	$ Change vs 2023	% Change vs 2023	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$897,979	56%	$48,832	6%	$849,147	59%
License	412,306	26%	91,082	28%	321,224	22%
Maintenance	190,763	12%	(14,305)	(7)%	205,068	14%
Services	93,240	6%	16,100	21%	77,140	5%
Total revenues	1,594,288	100%	141,709	10%	1,452,579	100%
Operating expenses:
Cost of revenue	791,783	50%	72,572	10%	719,211	50%
Research and development	146,677	9%	5,919	4%	140,758	10%
Selling and marketing	118,352	7%	(14,287)	(11)%	132,639	9%
General and administrative	118,379	7%	1,189	1%	117,190	8%
Depreciation and amortization	110,962	7%	(11,411)	(9)%	122,373	8%
Total operating expenses	1,286,153	80%	53,982	4%	1,232,171	85%
Operating income	308,135	20%	87,727	40%	220,408	15%
Other income (expense):
Interest expense	(72,471)	(5)%	6,015	(8)%	(78,486)	(5)%
Interest income	15,926	1%	1,711	12%	14,215	1%
Other, net	(1,181)	—%	7,329	(86)%	(8,510)	(1)%
Total other income (expense)	(57,726)	(4)%	15,055	(21)%	(72,781)	(5)%
Income before income taxes	250,409	16%	102,782	70%	147,627	10%
Income tax expense	47,291	3%	21,173	81%	26,118	2%
Net income	$203,118	13%	$81,609	67%	$121,509	8%

Revenues
Total revenue for the year ended December 31, 2024, increased $141.7 million, or 10%, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $3.2 million decrease in total revenue during the year ended December 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, total revenue for the year ended December 31, 2024, increased $144.9 million, or 10%, as compared to the same period in 2023.

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

SaaS and PaaS revenue increased $48.8 million, or 6%, during the year ended December 31, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.5 million increase in SaaS and PaaS revenue during the year ended December 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the year ended December 31, 2024, increased $48.3 million, or 6%, as compared to the same period in 2023.
•The increase was primarily due to higher transaction volumes during the year ended December 31, 2024, as compared to the same period in 2023, as well as new customer go-lives since December 31, 2023.

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

License revenue increased $91.1 million, or 28%, during the year ended December 31, 2024, as compared to the same period in 2023.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $3.0 million decrease in license revenue during the year ended December 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, license revenue for the year ended December 31, 2024, increased $94.1 million, or 30%, as compared to the same period in 2023.
•The increase in license revenue was driven by license renewal timing as well as the relative size of new license and capacity events during the year ended December 31, 2024, as compared to the same period in 2023.

Maintenance Revenue
Maintenance revenue includes standard and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $14.3 million, or 7%, during the year ended December 31, 2024, as compared to the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in maintenance revenue during the year ended December 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, maintenance revenue for the year ended December 31, 2024, decreased $14.1 million, or 7%, as compared to the same period in 2023.
•The decrease was primarily driven by customers reducing premium customer support and maintenance on non-strategic products during the year ended December 31, 2024, as compared to the same period in 2023.

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

Services revenue increased $16.1 million, or 21%, during the year ended December 31, 2024, as compared to the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in services revenue during the year ended December 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, services revenue for the year ended December 31, 2024, increased $16.5 million, or 21%, as compared to the same period in 2023.
•The increase was primarily driven by the timing and magnitude of project-related work during the year ended December 31, 2024, as compared to the same period in 2023.

Operating Expenses
Total operating expenses for the year ended December 31, 2024, increased $54.0 million, or 4%, as compared to the same period in 2023.
•Total operating expenses for the year ended December 31, 2024, included $8.6 million for cost reduction strategies and $1.0 million of other significant transaction-related expenses during the period. Total operating expenses for the year ended December 31, 2023, included $21.0 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.8 million of European data center migration expenses during the period.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.0 million decrease in total operating expenses for the year ended December 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, total operating expenses for the year ended December 31, 2024, increased $73.6 million, or 6%, as compared to the same period in 2023.

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

Cost of revenue increased $72.6 million, or 10%, during the year ended December 31, 2024, as compared to the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.5 million decrease in cost of revenue during the year ended December 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, cost of revenue increased $73.1 million, or 10%, for the year ended December 31, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher payment card interchange and processing fees and cloud computing fees of $48.2 million and $8.0 million, respectively. The remaining increase was due to higher personnel and related expenses of $16.9 million, including a $2.8 million increase in stock-based compensation expense.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $5.9 million, or 4%, during the year ended December 31, 2024, as compared to the same period in 2023.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in R&D expense during the year ended December 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of foreign currency, R&D expense increased $6.1 million, or 4%, during the year ended December 31, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher personnel and related expenses of $7.1 million, including a $4.2 million increase in stock-based compensation expense, partially offset by lower cloud computing and professional fees of $1.0 million.

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

Selling and marketing expense decreased $14.3 million, or 11%, during the year ended December 31, 2024, as compared to the same period in 2023.
•The decrease was primarily due to lower personnel and related expenses and advertising and professional fees of $14.0 million and $0.3 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $1.2 million, or 1%, during the year ended December 31, 2024, as compared to the same period in 2023.
•General and administrative expenses for the year ended December 31, 2024, included $4.3 million for cost reduction strategies and $1.0 million of other significant transaction-related expenses during the period. General and administrative expenses for the year ended December 31, 2023, included $21.0 million for cost reduction strategies, $2.6 million of significant transaction-related expenses, $1.8 million for CEO transition, and $2.8 million of European data center migration expenses during the period.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in general and administrative expense during the year ended December 31, 2024, as compared to the same period in 2023.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, general and administrative expense increased $24.4 million, or 28%, for the year ended December 31, 2024, as compared to the same period in 2023.
•The increase was primarily due to higher personnel and related expenses of $22.2 million, including a $11.1 million increase in stock-based compensation expense. The remaining increase was due to an increase in professional and other legal fees of $2.2 million.

Depreciation and Amortization
Depreciation and amortization decreased $11.4 million, or 9%, during the year ended December 31, 2024, as compared to the same period in 2023.
•Depreciation and amortization for the year ended December 31, 2024, included $4.4 million of accelerated depreciation related to the closure of a facility.
•Adjusted for the impact of the facility closure, depreciation and amortization decreased $15.8 million, or 13%, for the year ended December 31, 2024, as compared to the same period in 2023.
•The decrease was primarily due to a $10.0 million decrease in depreciation due to prior facilities cost reduction activities and a $5.8 million decrease in amortization for fully amortized software and intangibles acquired through acquisitions.

Other Income and Expense
Interest expense for the year ended December 31, 2024, decreased $6.0 million, or 8%, as compared to the same period in 2023, primarily due to repayments on the Term Loan.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the year ended December 31, 2024, increased $1.7 million, or 12%, as compared to the same period in 2023.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.2 million and $8.5 million of expense for the years ended December 31, 2024 and 2023, respectively.

Income Taxes
The effective tax rates for the years ended December 31, 2024 and 2023, were approximately 19% and 18%, respectively. Our effective tax rates vary from our federal statutory rate due to operating in multiple foreign countries, each with its own tax laws and rates. These foreign tax laws and rates differ from those we apply to the income generated from our domestic operations. Of the foreign jurisdictions in which we operate, our December 31, 2024 and 2023 effective tax rates were most impacted by our operations in Ireland and the United Kingdom.

Refer to Note 11, Income Taxes, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Prior Year Results
For discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022, see Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023.
Segment Results
Refer to Note 10, Segment Information, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for discussion on identification of operating segments.
The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023
Revenues
Banks	$701,860	$616,051
Merchants	165,910	150,616
Billers	726,518	685,912
Total revenue	$1,594,288	$1,452,579
Segment Adjusted EBITDA
Banks	$425,519	$355,489
Merchants	69,548	44,345
Billers	131,187	142,343
Depreciation and amortization	(110,962)	(122,373)
Stock-based compensation expense	(41,281)	(24,547)
Corporate and unallocated expenses	(165,876)	(174,849)
Interest, net	(56,545)	(64,271)
Other, net	(1,181)	(8,510)
Income before income taxes	$250,409	$147,627

Banks Segment Adjusted EBITDA increased $70.0 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to a $85.8 million increase in revenue primarily related to an increase in license revenues, partially offset by a $15.8 million increase in cash operating expense.

Merchants Segment Adjusted EBITDA increased $25.2 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to a $15.3 million increase in revenue and a $9.9 million decrease in cash operating expenses.

Billers Segment Adjusted EBITDA decreased $11.2 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to a $48.2 million increase in interchange and processing fees, partially offset by a $40.6 million increase in revenue.

Prior Year Results
For discussion of 2023 compared to 2022, see Segment Results in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of December 31, 2024, we had $216.4 million of cash and cash equivalents, of which $116.1 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of December 31, 2024, only the earnings from our Indian foreign subsidiaries are indefinitely reinvested. We are also permanently reinvested in the outside book/tax basis differences related to foreign subsidiaries. These outside basis differences could reverse through the sale of foreign subsidiaries, as well as various other events, none of which are considered probable as of December 31, 2024.

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$216,394	$164,239
Availability under revolving credit facility	528,100	373,900
Total liquidity	$744,494	$538,139

The increase in total liquidity is primarily attributable to the $100.0 million increase in the maximum amount available under the revolving credit facility and cash flows generated from operations.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of December 31, 2024, the full $75.0 million was available.

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

We repurchased 3,946,537 shares for $128.5 million under our stock repurchase program during the year ended December 31, 2024. Under the program to date, we have repurchased 62,867,837 shares for approximately $1.1 billion. As of December 31, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $372.5 million.

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

Cash Flows
The following table sets forth summary cash flow data for the periods indicated (in thousands).

	Years Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$358,748	$168,517
Investing activities	(45,051)	(37,777)
Financing activities	(288,197)	(111,552)

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
Cash flows provided by operating activities was $358.7 million for the year ended December 31, 2024, an increase of 113% compared to $168.5 million for the same period in 2023. This increase is attributed to improved profitability and corresponding cash flows primarily from customer receipt collections and lower income tax payments, partially offset by working capital use.

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
During the year ended December 31, 2024, we used cash of $45.1 million to purchase software, property, and equipment, as compared to $37.8 million during the same period in 2023.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.
During 2024, we repaid a net $57.2 million on the Term Loan under the Amendment, $54.0 million on the Revolving Credit Facility, $14.9 million of other debt payments, and $5.1 million of debt issuance costs. In addition, we used $127.7 million to repurchase common stock, $13.1 million for the repurchase of stock-based compensation awards for tax withholdings, and $25.5 million for settlement assets and liabilities due to processing timing. We received proceeds of $9.2 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During 2023, we repaid $73.0 million on the Term Loans, $16.8 million of other debt payments, and $2.2 million of debt issuance costs. In addition, we used $27.6 million to repurchase common stock, $5.1 million for the repurchase of stock-based compensation awards for tax withholdings, and $15.4 million for settlement assets and liabilities due to processing timing. We received net proceeds of $19.0 million on the Revolving Credit Facility and proceeds of $9.5 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.

Prior Year Results
For discussion of 2023 compared to 2022, see Liquidity and Capital Resources in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2023.

Contractual Obligations
Our largest contractual obligations as of December 31, 2024, include the following:

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

Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets. As of December 31, 2024 and 2023, our intangible assets, excluding goodwill, net of accumulated amortization, were $165.4 million and $195.6 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from four to 20 years.

As of December 31, 2024 and 2023, our goodwill was $1.2 billion. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances, or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Banks, Merchants, and Billers, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Stock-Based Compensation
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

Performance share awards granted with a total shareholder return component ("TSRs") are shares that are earned, if at all, based upon achievement of performance goals over a specified period. For 2024 and 2023, performance share awards granted are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. For 2022, performance share awards granted are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. We recognize compensation expense for the TSRs over the performance period based on the grant date fair value. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2024. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at December 31, 2024, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.3 million annually.

We had approximately $0.9 billion of debt outstanding at December 31, 2024, with $532.5 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 6.21% at December 31, 2024. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $3.3 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required consolidated financial statements and notes thereto are included in this annual report and are listed in Part IV, Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2024.

In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2024.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ACI Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 27, 2025

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The other information required by this Item 10 is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 3, 2025 (the “2025 Proxy Statement“), under the sections entitled “Proposal 1 – Election of Directors,” “Information Regarding Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” "Corporate Governance – Code of Business Conduct and Ethics,” and “Corporate Governance – Board Committees.”
ITEM 11. EXECUTIVE COMPENSATION
Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information included in the sections entitled “Information Regarding Security Ownership” in our 2025 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Equity Compensation Plan Information” in our 2025 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information included in the section entitled “Certain Relationships and Related Transactions” in our 2025 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2025 Proxy Statement is incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2025 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ACI Worldwide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue Recognition - Software License Arrangements - Refer to Note 2 to the financial statements

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
•We evaluated management’s determination that software license pricing is highly variable by obtaining management’s highly variable analysis and performing the following:
•Testing the completeness of management’s analysis by tracing a selection of known data points from contracts into the highly variable analysis.
•Testing the accuracy of management’s analysis by selecting a sample of contracts from the highly variable analysis, obtaining the contract and price detail, and evaluating whether discounts were appropriately included in the analysis.
•Testing the mathematical accuracy of management’s calculation.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 27, 2025

We have served as the Company’s auditor since 2009.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$216,394	$164,239
Receivables, net of allowances of $1,758 and $4,295, respectively	414,399	452,337
Settlement assets	318,871	723,039
Prepaid expenses	29,218	31,479
Other current assets	11,940	35,551
Total current assets	990,822	1,406,645
Noncurrent assets
Accrued receivables, net	360,079	313,983
Property and equipment, net	35,069	37,856
Operating lease right-of-use assets	28,864	34,338
Software, net	92,893	108,418
Goodwill	1,226,026	1,226,026
Intangible assets, net	165,377	195,646
Deferred income taxes, net	72,713	58,499
Other noncurrent assets	53,450	63,328
TOTAL ASSETS	$3,025,293	$3,444,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$45,422	$45,964
Settlement liabilities	317,484	721,164
Employee compensation	55,567	53,892
Current portion of long-term debt	34,928	74,405
Deferred revenue	75,419	59,580
Other current liabilities	73,808	82,244
Total current liabilities	602,628	1,037,249
Noncurrent liabilities
Deferred revenue	19,304	24,780
Long-term debt	889,649	963,599
Deferred income taxes, net	39,920	40,735
Operating lease liabilities	22,592	29,074
Other noncurrent liabilities	26,873	25,005
Total liabilities	1,600,966	2,120,442
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2024 and 2023	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at December 31, 2024 and 2023	702	702
Additional paid-in capital	731,927	712,994
Retained earnings	1,598,085	1,394,967
Treasury stock, at cost, 35,270,142 and 32,447,317 shares at December 31, 2024 and 2023, respectively	(784,914)	(674,896)
Accumulated other comprehensive loss	(121,473)	(109,470)
Total stockholders’ equity	1,424,327	1,324,297
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,025,293	$3,444,739

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues
Software as a service and platform as a service	$897,979	$849,147	$802,880
License	412,306	321,224	348,134
Maintenance	190,763	205,068	200,045
Services	93,240	77,140	70,842
Total revenues	1,594,288	1,452,579	1,421,901
Operating expenses
Cost of revenue (1)	791,783	719,211	696,071
Research and development	146,677	140,758	146,311
Selling and marketing	118,352	132,639	134,812
General and administrative	118,379	117,190	114,194
Depreciation and amortization	110,962	122,373	126,678
Total operating expenses	1,286,153	1,232,171	1,218,066
Operating income	308,135	220,408	203,835
Other income (expense)
Interest expense	(72,471)	(78,486)	(53,193)
Interest income	15,926	14,215	12,547
Other, net	(1,181)	(8,510)	43,446
Total other income (expense)	(57,726)	(72,781)	2,800
Income before income taxes	250,409	147,627	206,635
Income tax expense	47,291	26,118	64,458
Net income	$203,118	$121,509	$142,177
Income per common share
Basic	$1.93	$1.12	$1.25
Diluted	$1.91	$1.12	$1.24
Weighted average common shares outstanding
Basic	105,491	108,497	113,700
Diluted	106,493	108,857	114,238

(1)The cost of revenue excludes charges for depreciation and amortization.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$203,118	$121,509	$142,177
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,003)	8,190	(18,113)
Total other comprehensive income (loss)	(12,003)	8,190	(18,113)
Comprehensive income	$191,115	$129,699	$124,064

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2021	$702	$688,313	$1,131,281	$(475,972)	$(99,547)	$1,244,777
Net income	—	—	142,177	—	—	142,177
Other comprehensive loss	—	—	—	—	(18,113)	(18,113)
Stock-based compensation	—	29,753	—	—	—	29,753
Shares issued and forfeited, net, under stock plans	—	(15,608)	—	23,721	—	8,113
Repurchase of 8,624,238 shares of common stock	—	—	—	(206,537)	—	(206,537)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(6,983)	—	(6,983)
Balance as of December 31, 2022	702	702,458	1,273,458	(665,771)	(117,660)	1,193,187
Net income	—	—	121,509	—	—	121,509
Other comprehensive income	—	—	—	—	8,190	8,190
Stock-based compensation	—	24,547	—	—	—	24,547
Shares issued and forfeited, net, under stock plans	—	(14,011)	—	23,611	—	9,600
Repurchase of 939,567 shares of common stock	—	—	—	(27,587)	—	(27,587)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,149)	—	(5,149)
Balance as of December 31, 2023	702	712,994	1,394,967	(674,896)	(109,470)	1,324,297
Net income	—	—	203,118	—	—	203,118
Other comprehensive loss	—	—	—	—	(12,003)	(12,003)
Stock-based compensation	—	41,281	—	—	—	41,281
Shares issued and forfeited, net, under stock plans	—	(22,348)	—	31,547	—	9,199
Repurchase of 3,946,537 shares of common stock	—	—	—	(128,454)	—	(128,454)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(13,111)	—	(13,111)
Balance as of December 31, 2024	$702	$731,927	$1,598,085	$(784,914)	$(121,473)	$1,424,327

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$203,118	$121,509	$142,177
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	18,161	23,739	23,181
Amortization	92,801	98,634	104,147
Amortization of operating lease right-of-use assets	9,706	11,620	11,036
Amortization of deferred debt issuance costs	2,912	4,323	4,561
Deferred income taxes	(13,130)	(4,085)	1,603
Stock-based compensation expense	41,281	24,547	29,753
Gain on divestiture	—	—	(38,452)
Other	1,920	1,921	3,028
Changes in operating assets and liabilities, net of impact of divestiture:
Receivables	(23,583)	(62,998)	(132,194)
Accounts payable	(268)	(3,775)	7,730
Accrued employee compensation	2,887	8,146	(3,161)
Deferred revenue	11,886	2,705	(2,977)
Other current and noncurrent assets and liabilities	11,057	(57,769)	(7,051)
Net cash flows from operating activities	358,748	168,517	143,381
Cash flows from investing activities:
Purchases of property and equipment	(15,402)	(8,924)	(13,103)
Purchases of software and distribution rights	(29,649)	(28,853)	(26,790)
Proceeds from divestiture	—	—	100,139
Net cash flows from investing activities	(45,051)	(37,777)	60,246
Cash flows from financing activities:
Proceeds from issuance of common stock	2,918	2,819	3,581
Proceeds from exercises of stock options	6,329	6,726	4,584
Repurchase of stock-based compensation awards for tax withholdings	(13,111)	(5,149)	(6,983)
Repurchase of common stock	(127,670)	(27,587)	(206,537)
Proceeds from revolving credit facility	184,000	134,000	180,000
Repayments of revolving credit facility	(238,000)	(115,000)	(75,000)
Proceeds from term portion of credit agreement	500,000	—	—
Repayments of term portion of credit agreement	(557,198)	(73,031)	(85,431)
Payments on other debt, net	(14,854)	(16,766)	(12,123)
Payments for debt issuance costs	(5,141)	(2,160)	—
Net increase (decrease) in settlement assets and liabilities	(25,470)	(15,404)	26,849
Net cash flows from financing activities	(288,197)	(111,552)	(171,060)
Effect of exchange rate fluctuations on cash	697	4,961	(2,037)
Net increase in cash and cash equivalents	26,197	24,149	30,530
Cash and cash equivalents, including settlement deposits, beginning of period	238,821	214,672	184,142
Cash and cash equivalents, including settlement deposits, end of period	$265,018	$238,821	$214,672
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$216,394	$164,239	$124,981
Settlement deposits	48,624	74,582	89,691
Total cash and cash equivalents, including settlement deposits	$265,018	$238,821	$214,672
Supplemental cash flow information
Income taxes paid, net	$47,914	$65,441	$43,553
Interest paid	$70,201	$73,543	$48,526

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

Other Current Liabilities
Other current liabilities include the following (in thousands):

	December 31,
	2024	2023
Vendor financed licenses	$14,462	$12,702
Operating lease liabilities	9,265	9,348
Accrued interest	8,810	9,172
Other	41,271	51,022
Total other current liabilities	$73,808	$82,244

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2024 and 2023, were $267.0 million and $273.2 million, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class. As of December 31, 2024 and 2023, net property and equipment consisted of the following (in thousands):

		December 31,
	Useful Lives	2024	2023
Computer and office equipment	3 - 5 years	$116,398	$118,805
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	26,316	32,660
Building and improvements	7 - 30 years	15,985	14,492
Furniture and fixtures	7 years	8,820	8,803
Land	Non-depreciable	1,185	1,185
Property and equipment, gross		168,704	175,945
Less: accumulated depreciation		(133,635)	(138,089)
Property and equipment, net		$35,069	$37,856

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

The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $399.2 million and $398.5 million as of December 31, 2024 and 2023, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill and Other Intangibles
In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level using the discounted cash flow valuation model and allocates goodwill to these reporting units using a relative fair value approach. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. The Company has identified its reportable segments, Banks, Merchants, and Billers, as the reporting units. As of December 31, 2024, the Company's goodwill balance of $1.2 billion was allocated $671.7 million to Banks, $137.3 million to Merchants, and $417.0 million to Billers.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The Company records its share of earnings and losses in the investment on a one-quarter lag basis. Accordingly, the Company recorded an investment of $18.6 million and $18.5 million, which is included in other noncurrent assets in the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update will require entities to provide disaggregated disclosures of specific expense categories underlying certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and early application is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing the impact that the adoption of ASU 2024-03 will have on its financial statement footnote disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 10, Segment Information, in the accompanying notes to the consolidated financial statements.
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

Total receivables represent amounts billed and amounts earned that are to be billed in the future (i.e. accrued receivables). Included in accrued receivables are services and SaaS and PaaS revenues earned in the current period but billed in the following period and amounts due under multi-year software license arrangements with extended payment terms for which the Company has an unconditional right to invoice and receive payment subsequent to invoicing.

Total receivables, net is comprised of the following (in thousands):

	December 31,
	2024	2023
Billed receivables	$198,486	$250,423
Allowance for doubtful accounts	(1,758)	(4,295)
Billed receivables, net	196,728	246,128
Current accrued receivables, net	217,671	206,209
Long-term accrued receivables, net	360,079	313,983
Total accrued receivables, net	577,750	520,192
Total receivables, net	$774,478	$766,320

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2024 and December 31, 2023.

The Company maintains an allowance for doubtful accounts for expected future credit losses that is calculated based on historical experience, current economic trends, and expectations of near term economic trends. The Company regularly monitors its credit risk exposures in consolidated receivables.

The following reflects activity in the Company’s allowance for doubtful accounts receivable for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance, beginning of period	$(4,295)	$(3,779)	$(2,861)
Provision increase	(325)	(526)	(1,496)
Amounts written off, net of recoveries	2,839	43	389
Foreign currency translation adjustments and other	23	(33)	189
Balance, end of period	$(1,758)	$(4,295)	$(3,779)

Provision increases recorded in general and administrative expense during the years ended December 31, 2024, December 31, 2023, and 2022, reflect adjustments in the allowance for doubtful accounts based upon collection experience, net of collection of customer-specific receivables that were previously reserved for as doubtful of collection.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2022	$81,536
Deferral of revenue	119,741
Recognition of deferred revenue	(117,420)
Foreign currency translation	503
Balance, December 31, 2023	84,360
Deferral of revenue	141,811
Recognition of deferred revenue	(129,483)
Foreign currency translation	(1,965)
Balance, December 31, 2024	$94,723

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

Revenue allocated to remaining performance obligations was $731.7 million as of December 31, 2024, of which the Company expects to recognize approximately 51% over the next 12 months and the remainder thereafter.

During the year ended December 31, 2024, the revenue recognized by the Company from performance obligations satisfied in previous periods was $35.2 million.

Costs to Obtain and Fulfill a Contract
The Company accounts for costs to obtain and fulfill its contracts in accordance with ASC 340-40.

The Company capitalizes certain of its sales commissions that meet the definition of incremental costs of obtaining a contract and for which the amortization period is greater than one year. The costs associated with those sales commissions are capitalized during the period in which the Company becomes obligated to pay the commissions and are amortized over the period in which the related products or services are transferred to the customer. As of December 31, 2024 and 2023, $2.0 million and $3.3 million of these costs are included in other current assets, respectively, and $9.9 million and $13.9 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. During both of the years ended December 31, 2024 and 2023, the Company recognized $8.7 million of sales commission expense related to the amortization of these costs, which is included in selling and marketing expense on the consolidated statements of operations.

The Company capitalizes costs incurred to fulfill its contracts that: (1) relate directly to the arrangement, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the arrangement, and (3) are expected to be recovered through revenue generated under the arrangement. Contract fulfillment costs are expensed as the Company transfers the related services to the customer. As of December 31, 2024 and 2023, less than $0.1 million of these costs are included in other current assets, and $9.4 million and $9.7 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. The amounts capitalized primarily relate to direct costs that enhance resources under the Company’s SaaS and PaaS arrangements. During both of the years ended December 31, 2024 and 2023, the Company recognized $3.6 million of expense related to the amortization of these costs, which is included in cost of revenue on the consolidated statements of operations.
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

The Company and OEP also entered into a Transition Services Agreement ("TSA"), whereby the Company would continue to perform certain functions on OEP's behalf during a migration period, which ended in 2024. The TSA was meant to reimburse the Company for direct costs in order to provide such functions, which are no longer generating revenue for the Company.
4. Debt
As of December 31, 2024, the Company had $70.0 million, $462.5 million, and $400.0 million outstanding under its Revolving Credit Facility, Term Loans, and Senior Notes, respectively, with up to $528.1 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.9 million of unused borrowings under the Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

Credit Agreement
On February 26, 2024, ACI Worldwide, Inc. (the "Company") entered into a Refinance Amendment (the "Amendment") to the Second Amended and Restated Credit Agreement, dated as of April 5, 2019 (as amended, restated, supplemented or otherwise modified from time to time, including by the Amendment, the “Credit Agreement”) among the Company, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent and a lender, BofA Securities, Inc., PNC Capital Markets LLC, Wells Fargo Securities, LLC, and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, and the other financial institutions party thereto.

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
Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of December 31, 2024, was 6.21%.

The Company is also required to pay customary fees under the Credit Facilities, including (a) a commitment fee related to the unutilized commitments under the Revolving Credit Facility, (b) letter of credit fees including fronting fees and commissions on the maximum amount available to be drawn under all outstanding letters of credit, and (c) agency fees.

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

Letters of Credit
From time to time the Company enters into standby letters of credit under the terms of the Credit Agreement. These letters of credit typically have one-year terms and may include auto-renewal terms without notice of intent to terminate the agreement. As of December 31, 2024, the Company had two letter of credit agreements outstanding for a total of $1.9 million.
The letters of credit reduce the maximum available borrowings under the Revolving Credit Facility to $598.1 million. Upon expiration of the letters of credit, maximum borrowings would return to $600.0 million.

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

Maturities on debt outstanding at December 31, 2024, are as follows (in thousands):

Fiscal Year Ending December 31,
2025	$37,500
2026	437,500
2027	37,500
2028	37,500
2029	382,500
Thereafter	—
Total	$932,500

The Revolving Credit Facility and 2026 Notes do not amortize. The Term Loans do amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement and 2026 Notes contain certain customary affirmative covenants and negative covenants that, among other things, limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement and 2026 Notes contain certain customary mandatory prepayment provisions. As specified in the Credit Agreement and 2026 Notes agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility and 2026 Notes. As of December 31, 2024, and at all times during the period, the Company was in compliance with its financial debt covenants.
Total debt is comprised of the following (in thousands):

	December 31,
	2024	2023
Term loans	$462,500	$519,698
Revolving credit facility	70,000	124,000
5.750% Senior Notes, due August 2026	400,000	400,000
Debt issuance costs	(7,923)	(5,694)
Total debt	924,577	1,038,004
Less: current portion of term loans	37,500	77,900
Less: current portion of debt issuance costs	(2,572)	(3,495)
Total long-term debt	$889,649	$963,599

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the consolidated balance sheet. As of December 31, 2024 and 2023, there was $75.0 million available and no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the consolidated statements of cash flows. During the year ended December 31, 2022, the Company financed certain multi-year license agreements for internal-use software for $10.7 million, with annual payments through April 2024. As of December 31, 2024, there was no amount outstanding under these and other license agreements previously entered into. As of December 31, 2023, $3.6 million was outstanding under these and other license agreements previously entered into, all of which is included in other current liabilities in the consolidated balance sheet.
5. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$488,257	$(395,364)	$92,893	$469,325	$(360,907)	$108,418

Software for internal use amortization expense recorded during the years ended December 31, 2024, 2023, and 2022, totaled $63.3 million, $64.8 million, and $68.0 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

Software for resale amortization expense recorded during the year ended December 31, 2022, totaled $0.7 million. Software for resale was fully amortized during the first quarter of 2022 and, therefore, there was no amortization expense recorded during the years ended December 31, 2024 and 2023. The software amortization expense amount is reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$444,385	$(279,008)	$165,377	$447,654	$(252,828)	$194,826
Trademarks and trade names	21,685	(21,685)	—	21,899	(21,079)	820
Total other intangible assets	$466,070	$(300,693)	$165,377	$469,553	$(273,907)	$195,646

Other intangible assets amortization expense recorded during the years ended December 31, 2024, 2023, and 2022, totaled $29.5 million, $33.8 million, and $35.5 million, respectively.

Based on capitalized intangible assets as of December 31, 2024, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2025	$51,962	$20,902
2026	28,520	20,902
2027	9,962	20,645
2028	2,177	18,248
2029	272	17,630
Thereafter	—	67,050
Total	$92,893	$165,377

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

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation expense related to the ESPP was approximately $0.5 million for both the years ended December 31, 2024 and 2023, and $0.6 million for the year ended December 31, 2022.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2023	873,512	$18.76
Exercised	(334,242)	18.93
Outstanding, December 31, 2024	539,270	$18.65	1.46	$17,938,517
Exercisable, December 31, 2024	539,270	$18.65	1.46	$17,938,517

The Company did not grant stock options during the years ended December 31, 2024, 2023, and 2022. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022, was $10.9 million, $2.1 million, and $2.9 million, respectively.

Performance Share Awards
During the years ended December 31, 2024, 2023, and 2022, pursuant to the 2020 Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). For 2024 and 2023, these performance share awards are earned, if at all, based upon achievement, over a specific period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. For 2022, the Company granted performance share awards that are earned, if at all, based upon the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The award payout can range from 0% to 200%. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over the performance period based on the grant date fair value. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.

A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	673,126	$40.73
Granted	561,471	34.00
Forfeited	(78,171)	33.96
Change in payout rate	(203,945)	50.60
Nonvested as of December 31, 2024	952,481	$35.21

During the year ended December 31, 2024, the TSRs granted in 2021 were earned by the employees. However, the performance goals were not met and no shares were issued.

The fair value of TSRs granted during the years ended December 31, 2024, 2023, and 2022, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted-average assumptions:

	Years Ended December 31,
	2024	2023	2022
Expected life (years)	2.7	2.9	3.1
Risk-free interest rate	4.4%	3.6%	1.5%
Volatility	36.8%	37.1%	40.0%
Expected dividend yield	—	—	—

Restricted Share Units
During the years ended December 31, 2024, 2023, and 2022, pursuant to the 2020 Plan, the Company granted restricted share unit awards (“RSUs”). RSUs generally have requisite service periods of three years and may vest 100% upon the three-year anniversary or in equal increments quarterly or annually. RSUs granted to the board vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. Under each arrangement, RSUs are issued without direct cost to the recipient on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock on the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.

A summary of nonvested RSUs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,574,883	$26.81
Granted	1,348,681	32.46
Vested	(1,020,408)	28.68
Forfeited	(175,632)	28.47
Nonvested as of December 31, 2024	1,727,524	$29.95

During the year ended December 31, 2024, a total of 1,020,408 RSUs vested. The Company withheld 320,009 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of December 31, 2024, there was unrecognized compensation expense of $43.1 million related to RSUs and $20.0 million related to TSRs, which the Company expects to recognize over a weighted average period of 1.9 years and 1.8 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 during the years ended December 31, 2024, 2023, and 2022, of $41.3 million, $24.5 million, and $29.8 million, respectively, with corresponding tax benefits of $6.7 million, $4.5 million, and $4.5 million, respectively.
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

The Company repurchased 3,946,537 shares for $128.5 million under the program for the year ended December 31, 2024. Under the program to date, the Company has repurchased 62,867,837 shares for approximately $1.1 billion. As of December 31, 2024, the maximum remaining amount authorized for purchase under the stock repurchase program was $372.5 million.

In 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares (LTIP performance shares and TSRs), vesting of RSUs, and for issuances of common stock pursuant to the Company’s ESPP. Treasury shares issued by award type are as follows:

	Years Ended December 31,
	2024	2023	2022
Stock options	334,242	343,093	406,230
TSRs	—	—	212,210
RSUs	1,020,408	666,026	534,759
ESPP	89,071	140,992	145,909
Total treasury shares issued	1,443,721	1,150,111	1,299,108
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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2024	2023	2022
Weighted average shares outstanding:
Basic weighted average shares outstanding	105,491	108,497	113,700
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	1,002	360	538
Diluted weighted average shares outstanding	106,493	108,857	114,238

The diluted earnings per share computation excludes 1.1 million, 1.3 million, and 1.9 million options to purchase shares, RSUs, and contingently issuable shares during the years ended December 31, 2024, 2023, and 2022, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2024 and 2023, was 105,254,913 and 108,077,738, respectively.
9. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses and, for the year ended December 31, 2022, the $38.5 million gain on the divestiture. Other, net was $1.2 million of expense, $8.5 million of expense, and $43.4 million of income for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Banks. ACI provides payment solutions to large and mid-size banks globally for retail banking, digital, and other payment services. These solutions transform banks’ complex payment environments to speed time to market, reduce costs, and deliver a consistent experience to customers across channels while enabling them to prevent and rapidly react to fraudulent activity. In addition, they enable banks to meet the requirements of different real-time payments schemes and to quickly create differentiated products to meet consumer, business, and merchant demands.

Merchants. ACI’s support of merchants globally includes Tier 1 and Tier 2 merchants (in-store and online), payment service providers, independent selling organizations, value-added resellers, and acquirers who service them. These customers operate in a variety of verticals, including general retail, grocery, hospitality, dining, travel and ticketing, fuel, telecommunications, and others. The Company's solutions provide merchants with a secure, omnichannel payments platform that gives them flexibility and independence. The Company also offers secure solutions to online-only merchants that provide consumers with a convenient and seamless way to shop.

Billers. Within the billers segment, ACI provides electronic bill presentment and payment services to companies operating in the consumer finance, insurance, healthcare, higher education, utility, government, mortgage, subscription provider, and telecommunications categories. The solutions enable these customers to support a wide range of payment options and provide a convenient consumer payments experience that drives consumer loyalty and increases revenue. ACI also provides fraud abuse protection to its biller customers leveraging its proven AI, human, and data capabilities.

Revenue is attributed to the reportable segments based upon customer. Expenses are attributed to the reportable segments in one of three methods: (1) direct costs of the segment, (2) labor costs that can be attributed based upon time tracking for individual projects, or (3) costs that are allocated. Allocated costs are generally marketing and sales related activities.

Segment Adjusted EBITDA is the measure reported to the CODM for purposes of making decisions on allocating resources and assessing the performance of the Company’s segments, including budget and forecast-to-actual variances, and, therefore, Segment Adjusted EBITDA is presented in conformity with ASC 280, Segment Reporting. Segment Adjusted EBITDA is defined as earnings from operations before interest, income tax expense (benefit), depreciation and amortization (“EBITDA”) adjusted to exclude net other income (expense).

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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2024
	Banks	Merchants	Billers	Total
Revenues	$701,860	$165,910	$726,518	$1,594,288
Less:
Interchange (a)	—	—	469,358	469,358
Global technology and innovation (b)	187,440	58,157	49,502	295,099
Other segment items (c)	88,901	38,205	76,471	203,577
Segment Adjusted EBITDA	$425,519	$69,548	$131,187	$626,254
Reconciliation of income before income taxes
Depreciation and amortization				(110,962)
Stock-based compensation expense				(41,281)
Corporate and unallocated expenses				(165,876)
Interest, net				(56,545)
Other, net				(1,181)
Income before income taxes				$250,409

	Year Ended December 31, 2023
	Banks	Merchants	Billers	Total
Revenues	$616,051	$150,616	$685,912	$1,452,579
Less:
Interchange (a)	—	—	421,133	421,133
Global technology and innovation (b)	172,387	59,393	45,012	276,792
Other segment items (c)	88,175	46,878	77,424	212,477
Segment Adjusted EBITDA	$355,489	$44,345	$142,343	$542,177
Reconciliation of income before income taxes
Depreciation and amortization				(122,373)
Stock-based compensation expense				(24,547)
Corporate and unallocated expenses				(174,849)
Interest, net				(64,271)
Other, net				(8,510)
Income before income taxes				$147,627

	Year Ended December 31, 2022
	Banks	Merchants	Billers	Total
Revenues	$638,585	$153,905	$629,411	$1,421,901
Less:
Interchange (a)	—	—	406,610	406,610
Global technology and innovation (b)	177,379	54,531	39,621	271,531
Other segment items (c)	90,189	50,345	75,809	216,343
Segment Adjusted EBITDA	$371,017	$49,029	$107,371	$527,417
Reconciliation of income before income taxes
Depreciation and amortization				(127,328)
Stock-based compensation expense				(29,753)
Corporate and unallocated expenses				(166,501)
Interest, net				(40,646)
Other, net				43,446
Income before income taxes				$206,635

(a) Interchange – Interchange costs include all payment card interchange fees, amounts payable to banks, and payment card processing fees associated with providing services to Biller customers.

(b) Global Technology & Innovation – (“GTI”) costs include the costs of maintaining software products, as well as the costs required to deliver, install, and support software at customer sites. It also includes maintenance costs, which are the efforts associated with providing the customer with upgrades, 24-hour help desk, post go-live (remote) support, and production-type support for software that was previously installed at a customer location. GTI includes costs to provide SaaS and PaaS services including our data center operations. Service costs including human resource and other incidental costs such as travel and training required for both pre go-live and post go-live support. Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support. GTI also includes research and development expenses which are primarily human resource costs related to the creation of new products, improvements made to existing products, as well as compatibility with new operating system releases and generations of hardware.

(c) Other segment items – other includes selling and marketing, product management, third-party royalties and other cost of goods sold excluding interchange. Selling and marketing costs, which are the costs related to selling our products to current and prospective customers as well as the costs related to promoting the Company, its products and the research efforts required to measure customers’ future needs and satisfaction levels. Selling costs are primarily the human resource and travel costs related to the effort expended to license our products and services to current and potential clients within defined territories and/or industries as well as the management of the overall relationship with customer accounts. Selling costs also include the costs associated with assisting distributors in their efforts to sell our products and services in their respective local markets. Product management costs are primarily the human resource costs related to developing and documenting our product requirements.

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2024
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$726,518	$726,518
Merchant Payments	—	165,910	—	165,910
Fraud Management	52,412	—	—	52,412
Real-Time Payments	126,740	—	—	126,740
Issuing and Acquiring	522,708	—	—	522,708
Total	$701,860	$165,910	$726,518	$1,594,288

	Year Ended December 31, 2023
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$685,912	$685,912
Digital Business Banking	2,792	—	—	2,792
Merchant Payments	—	150,616	—	150,616
Fraud Management	63,503	—	—	63,503
Real-Time Payments	128,957	—	—	128,957
Issuing and Acquiring	420,799	—	—	420,799
Total	$616,051	$150,616	$685,912	$1,452,579

	Year Ended December 31, 2022
	Banks	Merchants	Billers	Total
Primary Solution Categories
Bill Payments	$—	$—	$629,411	$629,411
Digital Business Banking	35,504	—	—	35,504
Merchant Payments	—	153,905	—	153,905
Fraud Management	47,421	—	—	47,421
Real-Time Payments	104,777	—	—	104,777
Issuing and Acquiring	450,883	—	—	450,883
Total	$638,585	$153,905	$629,411	$1,421,901
As discussed in Note 3, Divestiture, in 2022 the Company divested its corporate online banking solution assets, which were included in the Digital Business Banking solution category.

The following is revenue by the Company's reportable segments for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Banks
Software as a service and platform as a service	$45,020	$39,803	$48,932
License	388,291	311,549	336,028
Maintenance	176,797	189,650	184,017
Services	91,752	75,049	69,608
Total	$701,860	$616,051	$638,585
Merchants
Software as a service and platform as a service	$126,441	$123,528	$124,631
License	24,015	9,675	12,106
Maintenance	13,966	15,322	15,934
Services	1,488	2,091	1,234
Total	$165,910	$150,616	$153,905
Billers
Software as a service and platform as a service	$726,518	$685,816	$629,317
License	—	—	—
Maintenance	—	96	94
Services	—	—	—
Total	$726,518	$685,912	$629,411

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue
United States	$931,051	$887,168	$851,712
Other	663,237	565,411	570,189
Total	$1,594,288	$1,452,579	$1,421,901

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	December 31,
	2024	2023
Long-lived Assets
United States	$1,169,965	$1,216,158
Other	791,793	763,437
Total	$1,961,758	$1,979,595

No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2024, 2023, and 2022. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2024, 2023, and 2022.

11. Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$32,443	$(8,342)	$(11,751)
Foreign	217,966	155,969	218,386
Total	$250,409	$147,627	$206,635

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Federal
Current	$10,062	$(3,490)	$7,064
Deferred	(12,919)	(6,306)	(353)
Total	(2,857)	(9,796)	6,711
State
Current	3,069	(2,327)	7,993
Deferred	(2,390)	797	(3,500)
Total	679	(1,530)	4,493
Foreign
Current	47,290	36,020	47,798
Deferred	2,179	1,424	5,456
Total	49,469	37,444	53,254
Total	$47,291	$26,118	$64,458

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Tax expense at federal rate of 21%	$52,586	$31,002	$43,393
State income taxes, net of federal benefit	1,558	1,744	2,351
Change in valuation allowance	342	1,588	71
Foreign tax rate differential	(8,081)	(7,658)	(12,949)
Unrecognized tax benefit increase (decrease)	223	(5,726)	2,039
Tax effect of foreign operations	5,911	10,350	15,336
Tax benefit of research & development	(5,492)	(5,104)	(3,365)
Performance-based compensation	(424)	3,004	2,266
Tax effect of divestiture	—	(2,900)	14,522
Other	668	(182)	794
Income tax provision	$47,291	$26,118	$64,458

The countries having the greatest impact on the tax rate adjustment line shown in the above table as “Foreign tax rate differential” for the three years reported are Ireland and the United Kingdom.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$13,636	$15,409
Tax credits	23,242	23,197
Compensation	16,527	15,478
Deferred revenue	11,273	9,873
Operating lease	6,796	8,297
Capitalized research and development	20,102	16,903
Deferred interest	27,807	17,822
Other	2,455	951
Gross deferred income tax assets	121,838	107,930
Less: valuation allowance	(13,310)	(12,963)
Net deferred income tax assets	$108,528	$94,967
Deferred income tax liabilities:
Depreciation and amortization	$(30,957)	$(31,741)
Operating lease right-of-use asset	(6,079)	(7,303)
Unbilled revenue	(7,938)	(5,407)
Withholding tax liability	(30,761)	(32,752)
Total deferred income tax liabilities	(75,735)	(77,203)
Net deferred income taxes	$32,793	$17,764
Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset – noncurrent	$72,713	$58,499
Deferred income tax liability – noncurrent	(39,920)	(40,735)
Net deferred income taxes	$32,793	$17,764

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. At December 31, 2024, valuation allowances recorded primarily related to net operating losses, foreign tax credit carryforwards, and future interest deductions.

At December 31, 2024, the Company had domestic federal tax net operating losses (“NOLs”) of $42.8 million, of which $2.9 million may be utilized over an indefinite life, with the remainder beginning to expire in 2025. The Company had deferred tax assets equal to $0.7 million related to domestic state tax NOLs which will begin to expire in 2025. The Company did not have any valuation allowance against the federal tax NOLs but had provided a $0.4 million valuation allowance against the deferred tax asset associated with the state NOLs. The Company had foreign tax NOLs of $14.5 million, of which $14.4 million may be utilized over an indefinite life, with the remainder expiring over the next five years. The Company did not have any valuation allowance against the deferred tax asset associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2024, of $2.7 million, for which a $2.7 million valuation allowance had been provided. The U.S. foreign tax credits will begin to expire in 2028. The Company had foreign tax credit carryforwards in other foreign jurisdictions at December 31, 2024, of $3.9 million, of which $0.7 million may be utilized over an indefinite life, with the remainder expiring over the next seven years. The Company had provided a $0.7 million valuation allowance against the tax benefit associated with these foreign credits. The Company also had domestic federal general business tax credit carryforwards at December 31, 2024, of $26.6 million, which will expire in 2037 and state general business tax credit carryforwards of $0.4 million, which will begin to expire in 2026.

The Company did not provide deferred taxes on $45.7 million of unremitted earnings of its Indian subsidiaries that are considered permanently reinvested. The company did not estimate the deferred tax liability on these earnings as such estimation is not practicable to determine or is immaterial to the financial statements. As of December 31, 2024, deferred taxes for non-United States withholding and other taxes were provided on $31.5 million of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2024 and 2023, the Company recorded a deferred tax liability of $1.0 million and $0.6 million, respectively, related to these non-United States earnings that may be remitted.

As of December 31, 2024 and 2023, the Company had a German interest deduction carryforward of $9.0 million and $8.5 million, respectively, for which a full valuation allowance had been provided. The deferred interest deduction has an indefinite life.

The unrecognized tax benefit at December 31, 2024 and 2023, was $21.0 million and $20.9 million, respectively, of which $10.7 million and $10.5 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheets. Of the total unrecognized tax benefit amounts at December 31, 2024 and 2023, $20.4 million and $20.1 million, respectively, represent the net unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in the respective years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2024	2023	2022
Balance of unrecognized tax benefits at beginning of year	$20,889	$26,408	$24,510
Increases for tax positions of prior years	1,159	1,568	2,349
Decreases for tax positions of prior years	(1,080)	(6,560)	(3,659)
Increases for tax positions established for the current period	2,418	3,941	9,320
Decreases for settlements with taxing authorities	(141)	(532)	(63)
Reductions resulting from lapse of applicable statute of limitation	(2,190)	(4,005)	(5,833)
Adjustment resulting from foreign currency translation	(28)	69	(216)
Balance of unrecognized tax benefits at end of year	$21,027	$20,889	$26,408

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The United States, Ireland, and the United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the United States, the Company’s federal tax return for years following 2020 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2005 and 2023.

The Company is currently under audit by the U.S. Internal Revenue Service for the year ended December 31, 2021. The Company’s Indian income tax returns covering fiscal years ended March 31, 2005, 2014, 2016 and 2020 through 2023 are under audit by the Indian tax authority. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.8 million due to the settlement of various audits and the expiration of statutes of limitations. The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income or other expense. As of December 31, 2024 and 2023, $0.4 million and $0.5 million, respectively, is accrued for the payment of interest and penalties related to income tax liabilities. The aggregate amount of interest and penalties expense (benefit) recorded in the statements of operations for the years ended December 31, 2024, 2023, and 2022, was $(0.1) million, $(0.1) million, and $(0.5) million, respectively.
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

The Company has entered into an assignment and assumption of lease agreement with a third-party for one of its corporate offices. The third-party is responsible for making payments directly to the landlord and the related lease's initial term expires on September 30, 2031. During an initial period ending April 30, 2025, the Company is required to make a base rent contribution of less than $0.1 million per month to the third-party, with the third-party responsible for the entirety of the lease payments after that date.

The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$11,053	$13,074	$12,506
Variable lease cost	1,266	2,663	2,771
Sublease income	(359)	—	—
Total lease cost	$11,960	$15,737	$15,277

Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,678	$14,039	$14,020
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,875	$6,359	$7,693
Non-cash sublease payments
Operating leases	$602	$—	$—

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31,
	2024	2023
Assets:
Operating lease right-of-use assets	$28,864	$34,338
Liabilities:
Other current liabilities	$9,265	$9,348
Operating lease liabilities	22,592	29,074
Total operating lease liabilities	$31,857	$38,422

Weighted average remaining operating lease term (years)	4.71	5.31
Weighted average operating lease discount rate	3.76%	3.47%

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

Maturities on lease liabilities as of December 31, 2024, are as follows (in thousands):

Fiscal Year Ending December 31,
2025	$10,213
2026	6,974
2027	5,662
2028	4,889
2029	2,547
Thereafter	3,885
Total lease payments	34,170
Less: imputed interest	2,313
Total lease liability	$31,857
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

The Company’s customer commenced an action for damages as a result of this event. The Company settled with the customer for the amount of $1.8 million, which was funded by insurance carriers.

Funds received from or expected to be received from insurance carriers are generally subject to the respective carriers' reservation of rights.

The Company is from time to time subject to other claims, litigation, and investigations. While the Company believes that none of the currently pending matters is reasonably likely to have a material adverse effect on it, there can be no assurance with respect thereto or future matters.
14. Employee Benefit Plans
The Company offers various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $13.2 million, $12.8 million, and $13.4 million during the years ended December 31, 2024, 2023, and 2022, respectively.

ACI 401(k) Plan
The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 75% of their annual eligible compensation up to a maximum of $23,000 (for employees who are under the age of 50 on December 31, 2024) or a maximum of $30,500 (for employees aged 50 or older on December 31, 2024). The Company matches 100% of the first 4% of eligible participant contributions and 50% of the next 4% of eligible participant contributions, not to exceed $6,000 per employee annually. Effective January 1, 2024, employees are eligible for the Company match immediately. Employees hired January 1, 2024, and after have a one year vesting schedule for the match. Company contributions charged to expense were $6.2 million, $5.0 million, and $6.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme
The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 or from 7% to 10% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense were $1.7 million during both the years ended December 31, 2024 and 2023, and $1.6 million during the year ended December 31, 2022.

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
Second Amended and Restated Credit Agreement, dated as of April 5, 2019, among ACI Worldwide, Inc., its affiliates that are a party thereto, Bank of America, N.A. and the lenders that are a party thereto

10.07	(11)	Extension Agreement, dated as of April 28, 2023, among ACI Worldwide, Inc., ACI Worldwide Corp., ACI Payments, Inc. and Bank of America, N.A., as administrative agent for the lenders
10.08	(12)	Refinancing Amendment, dated as of February 26, 2024, among ACI Worldwide, Inc., ACI Worldwide Corp., ACI Payments, Inc. and Bank of America, N.A., as administrative agent for the lenders
10.09	(13)	ACI Worldwide, Inc. 2016 Equity and Performance Incentive Plan
10.10	(14)*	Form of 2016 Restricted Share Unit Award Agreement for the Company’s 2016 Equity and Performance Incentive Plan
10.11	(15)*	Form of 2016 Performance Share Award Agreement (rTSR Performance Share Awards)
10.12	(16)*	Form of Change in Control Employment Agreement between ACI Worldwide, Inc. and certain officers, including executive officers
10.13	(17)*	Form of 2015 Nonqualified Stock Option Agreement - Employee for the Company's 2005 Equity and Performance Incentive Plan, as amended
10.14	(18)*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan, as amended
10.15	(19)*	ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan, as amended and restated effective June 1, 2023
10.16	(20)*	Form of Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.17	(21)*	Form of Performance Share Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.18	(22)*	Form of Director Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.19	(23)*	Form of Severance Agreement between ACI Worldwide, Inc. and Thomas Warsop
10.20	(24)*	Form of Change In Control Employment Agreement between ACI Worldwide, Inc. and Thomas Warsop
19.00		Trading Policy
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) – Deloitte & Touche LLP
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.10	Clawback Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(11)Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed May 4, 2023.
(12)Incorporated herein by reference to Exhibit 10.01 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2024.
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
(23)Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed May 31, 2023.
(24)Incorporated herein by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed May 31, 2023.
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

ACI WORLDWIDE, INC. (Registrant)

Date: February 27, 2025	By:	/s/ THOMAS W. WARSOP, III
Thomas W. Warsop, III
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ THOMAS W. WARSOP, III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2025
Thomas W. Warsop, III

/S/ SCOTT W. BEHRENS	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)	February 27, 2025
Scott W. Behrens

/S/ ADALIO T. SANCHEZ	Chairman of the Board and Director	February 27, 2025
Adalio T. Sanchez

/S/ JUAN BENITEZ	Director	February 27, 2025
Juan Benitez

/S/ JANET O. ESTEP	Director	February 27, 2025
Janet O. Estep

/S/ MARY HARMAN	Director	February 27, 2025
Mary Harman

/S/ KATRINKA MCCALLUM	Director	February 27, 2025
Katrinka McCallum

/S/ CHARLES E. PETERS, JR	Director	February 27, 2025
Charles E. Peters, JR

/S/ SAMIR ZABANEH	Director	February 27, 2025
Samir Zabaneh