Form 10-Q
period 2025-03-31
ACI WORLDWIDE, INC.
filed 2025-05-08
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 5, 2025, there were 104,899,645 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$230,057	$216,394
Receivables, net of allowances of $1,725 and $1,758, respectively	386,083	414,399
Settlement assets	543,245	318,871
Prepaid expenses	35,885	29,218
Other current assets	13,430	11,940
Total current assets	1,208,700	990,822
Noncurrent assets
Accrued receivables, net	353,767	360,079
Property and equipment, net	33,712	35,069
Operating lease right-of-use assets	26,460	28,864
Software, net	83,738	92,893
Goodwill	1,226,026	1,226,026
Intangible assets, net	160,716	165,377
Deferred income taxes, net	76,681	72,713
Other noncurrent assets	33,462	53,450
TOTAL ASSETS	$3,203,262	$3,025,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,521	$45,422
Settlement liabilities	542,092	317,484
Employee compensation	30,780	55,567
Current portion of long-term debt	34,945	34,928
Deferred revenue	72,449	75,419
Other current liabilities	71,727	73,808
Total current liabilities	804,514	602,628
Noncurrent liabilities
Deferred revenue	18,437	19,304
Long-term debt	810,906	889,649
Deferred income taxes, net	40,942	39,920
Operating lease liabilities	20,934	22,592
Other noncurrent liabilities	24,929	26,873
Total liabilities	1,720,662	1,600,966
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2025, and December 31, 2024	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2025, and December 31, 2024	702	702
Additional paid-in capital	735,751	731,927
Retained earnings	1,656,955	1,598,085
Treasury stock, at cost, 35,251,782 and 35,270,142 shares at March 31, 2025, and December 31, 2024, respectively	(797,214)	(784,914)
Accumulated other comprehensive loss	(113,594)	(121,473)
Total stockholders’ equity	1,482,600	1,424,327
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,203,262	$3,025,293
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Software as a service and platform as a service	$237,083	$215,732
License	84,493	29,973
Maintenance	48,642	47,754
Services	24,347	22,560
Total revenues	394,565	316,019
Operating expenses
Cost of revenue (1)	213,378	191,107
Research and development	38,908	34,993
Selling and marketing	32,186	26,750
General and administrative	27,592	26,000
Depreciation and amortization	23,985	27,609
Total operating expenses	336,049	306,459
Operating income	58,516	9,560
Other income (expense)
Interest expense	(14,683)	(19,010)
Interest income	4,064	4,009
Other, net	23,740	(2,025)
Total other income (expense)	13,121	(17,026)
Income (loss) before income taxes	71,637	(7,466)
Income tax expense	12,767	285
Net income (loss)	$58,870	$(7,751)
Income (loss) per common share
Basic	$0.56	$(0.07)
Diluted	$0.55	$(0.07)
Weighted average common shares outstanding
Basic	105,350	106,799
Diluted	106,827	106,799

(1) The cost of revenue excludes charges for depreciation and amortization.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$58,870	$(7,751)
Other comprehensive income (loss):
Foreign currency translation adjustments	7,879	(2,404)
Total other comprehensive income (loss)	7,879	(2,404)
Comprehensive income (loss)	$66,749	$(10,155)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2024	$702	$731,927	$1,598,085	$(784,914)	$(121,473)	$1,424,327
Net income	—	—	58,870	—	—	58,870
Other comprehensive income	—	—	—	—	7,879	7,879
Stock-based compensation	—	11,627	—	—	—	11,627
Shares issued and forfeited, net, under stock plans	—	(7,803)	—	9,178	—	1,375
Repurchase of 264,936 shares of common stock	—	—	—	(14,408)	—	(14,408)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(7,070)	—	(7,070)
Balance as of March 31, 2025	$702	$735,751	$1,656,955	$(797,214)	$(113,594)	$1,482,600

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2023	$702	$712,994	$1,394,967	$(674,896)	$(109,470)	$1,324,297
Net loss	—	—	(7,751)	—	—	(7,751)
Other comprehensive loss	—	—	—	—	(2,404)	(2,404)
Stock-based compensation	—	8,099	—	—	—	8,099
Shares issued and forfeited, net, under stock plans	—	(6,157)	—	7,336	—	1,179
Repurchase of 2,060,433 shares of common stock	—	—	—	(63,065)	—	(63,065)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,302)	—	(3,302)
Balance as of March 31, 2024	$702	$714,936	$1,387,216	$(733,927)	$(111,874)	$1,257,053
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$58,870	$(7,751)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	3,156	3,631
Amortization	20,829	23,978
Amortization of operating lease right-of-use assets	2,435	2,568
Amortization of deferred debt issuance costs	650	936
Deferred income taxes	(2,463)	1,006
Stock-based compensation expense	11,627	8,099
Gain on sale of equity investment	(25,927)	—
Other	(718)	(1,311)
Changes in operating assets and liabilities:
Receivables	41,640	127,269
Accounts payable	7,479	(448)
Accrued employee compensation	(25,182)	(26,453)
Deferred revenue	(4,648)	13,907
Other current and noncurrent assets and liabilities	(9,527)	(22,190)
Net cash flows from operating activities	78,221	123,241
Cash flows from investing activities:
Purchases of property and equipment	(2,170)	(3,208)
Purchases of software and distribution rights	(6,759)	(14,582)
Proceeds from sale of equity investment	46,021	—
Net cash flows from investing activities	37,092	(17,790)
Cash flows from financing activities:
Proceeds from issuance of common stock	813	693
Proceeds from exercises of stock options	582	475
Repurchase of stock-based compensation awards for tax withholdings	(7,070)	(3,302)
Repurchases of common stock	(14,408)	(62,515)
Proceeds from revolving credit facility	—	164,000
Repayment of revolving credit facility	(70,000)	(152,000)
Proceeds from term portion of credit agreement	—	500,000
Repayment of term portion of credit agreement	(9,375)	(529,073)
Payments for debt issuance costs	—	(5,141)
Payments on or proceeds from other debt, net	(4,217)	(2,694)
Net increase (decrease) in settlement assets and liabilities	88,324	(18,933)
Net cash flows from financing activities	(15,351)	(108,490)
Effect of exchange rate fluctuations on cash	1,791	2,314
Net increase (decrease) in cash and cash equivalents	101,753	(725)
Cash and cash equivalents, including settlement deposits, beginning of period	265,018	238,821
Cash and cash equivalents, including settlement deposits, end of period	$366,771	$238,096
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$230,057	$183,393
Settlement deposits	136,714	54,703
Total cash and cash equivalents, including settlement deposits	$366,771	$238,096
Supplemental cash flow information
Income taxes paid	$12,695	$2,524
Interest paid	$19,807	$24,081
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2024, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 27, 2025. Results for the three months ended March 31, 2025, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	March 31, 2025	December 31, 2024
Vendor financed licenses	$12,717	$14,462
Operating lease liabilities	8,402	9,265
Income taxes payable	8,006	3,284
Accrued interest	3,020	8,810
Other	39,582	37,987
Total other current liabilities	$71,727	$73,808

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the

Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2025, and December 31, 2024, was $224.1 million and $267.0 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measures the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $401.7 million and $399.2 million as of March 31, 2025, and December 31, 2024, respectively.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level, and as discussed in Note 9, Segment Information, during the three months ended March 31, 2025, it realigned Banks and Merchants under a single general manager leading Payment Software. This change also resulted in a change in reporting units - combining Banks and Merchants into Payment Software, while maintaining Biller. As of March 31, 2025, the Company's goodwill balance of $1.2 billion was allocated $809.0 million to Payment Software and $417.0 million to Biller.

Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon the October 1, 2024, annual impairment test and there have been no indications of impairment in the subsequent periods.

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures, and recorded its share of earnings and losses in the investment on a one-quarter lag basis. The Company had recorded an investment of $18.6 million, included in other noncurrent assets in the condensed consolidated balance sheet as of December 31, 2024. In March 2025, the Company sold its 30% interest for $46.0 million. The Company recognized a gain on the sale of $25.9 million, which is recorded in other, net in the condensed consolidated statements of operations.

Recently Issued Accounting Standards Not Yet Effective
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update will require disclosure of more disaggregated information about a reporting entity's effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual period beginning after December 15, 2024. ASU 2023-09 is expected to impact our income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended December 31, 2025, but is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

Total receivables represent amounts billed and amounts earned that are to be billed in the future (i.e., accrued receivables). Included in accrued receivables are services, software as a service ("SaaS"), and platform as a service ("PaaS") revenues earned in the current period but billed in the following period and amounts due under multi-year software license arrangements with extended payment terms for which the Company has an unconditional right to invoice and receive payment subsequent to invoicing.

Total receivables, net is comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Billed receivables	$169,631	$198,486
Allowance for doubtful accounts	(1,725)	(1,758)
Billed receivables, net	167,906	196,728
Current accrued receivables, net	218,177	217,671
Long-term accrued receivables, net	353,767	360,079
Total accrued receivables, net	571,944	577,750
Total receivables, net	$739,850	$774,478

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of March 31, 2025 and December 31, 2024.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2024	$94,723
Deferral of revenue	34,117
Recognition of deferred revenue	(38,543)
Foreign currency translation	589
Balance, March 31, 2025	$90,886

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

Revenue allocated to remaining performance obligations was $661.4 million as of March 31, 2025, of which the Company expects to recognize approximately 51% over the next 12 months and the remainder thereafter.

During the three months ended March 31, 2025, revenue recognized by the Company from performance obligations satisfied in previous periods was $19.6 million.

3. Debt
As of March 31, 2025, the Company had $453.1 million, and $400.0 million outstanding under its Term Loans and Senior Notes, respectively. There was no amount outstanding under the Revolving Credit Facility, with up to $598.1 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.9 million of unused borrowings under Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of March 31, 2025, was 6.17%.

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

Maturities on debt outstanding as of March 31, 2025, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2025	$28,125
2026	437,500
2027	37,500
2028	37,500
2029	312,500
Thereafter	—
Total	$853,125

As of March 31, 2025, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Term loans	$453,125	$462,500
Revolving credit facility	—	70,000
5.750% Senior notes, due August 2026	400,000	400,000
Debt issuance costs	(7,274)	(7,923)
Total debt	845,851	924,577
Less: current portion of term loans	37,500	37,500
Less: current portion of debt issuance costs	(2,555)	(2,572)
Total long-term debt	$810,906	$889,649

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of March 31, 2025 and December 31, 2024, there was $75.0 million available and no amount outstanding on the overdraft facility.

4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$490,497	$(406,759)	$83,738	$488,257	$(395,364)	$92,893
Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended March 31, 2025 and 2024, totaled $15.6 million and $15.5 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$447,001	$(286,285)	$160,716	$444,385	$(279,008)	$165,377

Other intangible assets amortization expense recorded during the three months ended March 31, 2025 and 2024, totaled $5.2 million and $8.5 million, respectively.

Based on capitalized intangible assets as of March 31, 2025, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2025	$40,022	$15,751
2026	29,967	21,001
2027	10,883	20,737
2028	2,636	18,338
2029	230	17,721
Thereafter	—	67,168
Total	$83,738	$160,716

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the three months ended March 31, 2025 and 2024, totaled 17,412 and 27,550, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2024	539,270	$18.65
Exercised	(32,518)	17.89
Outstanding as of March 31, 2025	506,752	$18.69	1.25	$18,251,161
Exercisable as of March 31, 2025	506,752	$18.69	1.25	$18,251,161

The total intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024, was $1.2 million and $0.3 million, respectively. There were no stock options granted during the three months ended March 31, 2025 or 2024.

Performance Share Awards
During the three months ended March 31, 2025, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	952,481	$35.21
Granted	459,741	59.78
Forfeited	(19,415)	39.54
Nonvested as of March 31, 2025	1,392,807	$43.26

The fair value of TSRs granted during the three months ended March 31, 2025 and 2024, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected life (years)	2.3	2.7
Risk-free interest rate	4.0%	4.4%
Expected volatility	33.2%	36.8%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,727,524	$29.95
Granted	869,699	53.70
Vested	(362,138)	30.29
Forfeited	(54,138)	34.87
Nonvested as of March 31, 2025	2,180,947	$39.24

During the three months ended March 31, 2025, a total of 362,138 RSUs vested. The Company withheld 128,772 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2025, there was unrecognized compensation expense of $80.3 million related to RSUs and $37.9 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.4 years and 1.9 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2025 and 2024, of $11.6 million and $8.1 million, respectively, with corresponding tax benefits of $1.8 million and $1.4 million, respectively.
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

The Company repurchased 264,936 shares for $14.4 million during the three months ended March 31, 2025. Under the program to date, the Company has repurchased 63,132,773 shares for approximately $1.1 billion. As of March 31, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was $358.1 million.

Subsequent to March 31, 2025, the Company has repurchased additional shares under the repurchase program.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average shares outstanding:
Basic weighted average shares outstanding	105,350	106,799
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	1,477	—
Diluted weighted average shares outstanding	106,827	106,799

The diluted earnings (loss) per share computation excludes 1.4 million and 4.4 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended March 31, 2025 and 2024, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2025, and December 31, 2024, was 105,273,273 and 105,254,913, respectively.
8. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses and, for the three months ended March 31, 2025, the $25.9 million gain on the sale of the Company's equity method investment. Other, net was $23.7 million of income and $2.0 million of expense for the three months ended March 31, 2025 and 2024, respectively.
9. Segment Information
In 2025, the Company made a change in organizational structure to align with its strategic direction. As a result of this change, the Company reassessed its segment reporting structure due to changes in leadership structure and how the Company's chief operating decision maker ("CODM") assesses the Company's performance and allocates resources. Beginning in the first quarter of 2025, the Company reports financial performance based on its new operating segments, Payment Software, which includes bank and merchant customers, and Biller. The Company continues to use Segment Adjusted EBITDA as a measure of segment profitability.

The Company’s Chief Executive Officer is also the chief operating decision maker. The CODM, together with other senior management personnel, focus their review on consolidated financial information and the allocation of resources based on operating results, including revenues and Segment Adjusted EBITDA, for each segment, separate from corporate operations. No operating segments have been aggregated to form the reportable segments.

Payment Software. Payment Software drives payments orchestration for banks and merchants. ACI provides payment solutions to large and mid-size banks globally for retail banking, digital, and other payment services. These solutions transform banks’ complex payment environments to speed time to market, reduce costs, and deliver a consistent experience to customers across channels while enabling them to prevent and rapidly react to fraudulent activity. In addition, they enable banks to meet the requirements of different real-time payments schemes and to quickly create differentiated products to meet consumer, business, and merchant demands. ACI’s support of merchants globally includes Tier 1 and Tier 2 merchants (in-store and online), payment service providers, independent selling organizations, value-added resellers, and acquirers who service them. These customers operate in a variety of verticals, including general retail, grocery, hospitality, dining, travel and ticketing, fuel, telecommunications, and others. The Company's solutions provide merchants with a secure, omnichannel payments platform that gives them flexibility and independence. The Company also offers secure solutions to online-only merchants that provide consumers with a convenient and seamless way to shop.

Biller. Within the Biller segment, ACI provides electronic bill presentment and payment services to companies operating in the consumer finance, insurance, healthcare, higher education, utility, government, mortgage, subscription provider, and telecommunications categories. The solutions enable these customers to support a wide range of payment options and provide a convenient consumer payments experience that drives consumer loyalty and increases revenue. ACI also provides fraud abuse protection to its Biller customers leveraging its proven AI, human, and data capabilities.

Revenue is attributed to the reportable segments based upon customer and product. Expenses are attributed to the reportable segments in one of three methods: (1) direct costs of the segment, (2) labor costs that can be attributed based upon time tracking for individual projects, or (3) costs that are allocated. Allocated costs are generally marketing and sales related activities.

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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2025
	Payment Software	Biller	Total
Revenue	$200,725	$193,840	$394,565
Less:
Interchange (a)	—	130,828	130,828
Global technology and innovation (b)	64,667	13,236	77,903
Other segment items (c)	29,497	18,881	48,378
Segment Adjusted EBITDA	$106,561	$30,895	$137,456
Reconciliation of income before income taxes
Depreciation and amortization			(23,985)
Stock-based compensation expense			(11,627)
Corporate and unallocated expenses			(43,328)
Interest, net			(10,619)
Other, net			23,740
Income before income taxes			$71,637

	Three Months Ended March 31, 2024
	Payment Software	Biller	Total
Revenue	$141,157	$174,862	$316,019
Less:
Interchange (a)	—	112,394	112,394
Global technology and innovation (b)	60,432	11,983	72,415
Other segment items (c)	28,436	19,748	48,184
Segment Adjusted EBITDA	$52,289	$30,737	$83,026
Reconciliation of loss before income taxes
Depreciation and amortization			(27,609)
Stock-based compensation expense			(8,099)
Corporate and unallocated expenses			(37,758)
Interest, net			(15,001)
Other, net			(2,025)
Loss before income taxes			$(7,466)

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

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$193,840	$193,840
Merchant Payments	37,659		$37,659
Fraud Management	9,574	—	$9,574
Real-Time Payments	25,738	—	$25,738
Issuing and Acquiring	127,754	—	$127,754
Total	$200,725	$193,840	$394,565

	Three Months Ended March 31, 2024
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$174,862	$174,862
Merchant Payments	35,728	—	35,728
Fraud Management	11,507	—	11,507
Real-Time Payments	24,748	—	24,748
Issuing and Acquiring	69,174	—	69,174
Total	$141,157	$174,862	$316,019

	Three Months Ended March 31,
	2025	2024
Payment Software
Software as a service and platform as a service	$43,243	$40,870
License	84,493	29,973
Maintenance	48,642	47,754
Services	24,347	22,560
Total	$200,725	$141,157
Biller
Software as a service and platform as a service	$193,840	$174,862
Total	$193,840	$174,862

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue
United States	$236,754	$228,107
Other	157,811	87,912
Total	$394,565	$316,019

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	March 31, 2025	December 31, 2024
Long-lived Assets
United States	$1,145,477	$1,169,965
Other	772,404	791,793
Total	$1,917,881	$1,961,758

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2025 and 2024. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three months ended March 31, 2025 and 2024.
10. Income Taxes
For the three months ended March 31, 2025, the Company's effective tax rate was 18%. The Company reported a tax charge on pretax income, with foreign entities recognizing earnings of $80.2 million. The effective tax rate for the three months ended March 31, 2025, was positively impacted by excess tax deductions on stock-based compensation expense.

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

As of March 31, 2025, and December 31, 2024, the amount of unrecognized tax benefits for uncertain tax positions was $21.1 million and $21.0 million, respectively, excluding related liabilities for interest and penalties of $0.4 million.

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

All forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in our Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in Part 2, Item 1A of this Form 10-Q.

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and with our financial statements and related notes contained in this Form 10-Q. Results for the three months ended March 31, 2025, are not necessarily indicative of results that may be attained in the future.

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

Adoption of real-time payments. Expectations from both consumers and businesses are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format prevalent in account-to-account payments, which is delivering greater value to banks and their customers and has now been rolled out across the world and continues to see adoption with local schemes, such as FedWire, planned for 2025. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth and new payment types. Domestic schemes such as Unified Payments Interface ("UPI") in India and others are being made available to their citizens for cross-border transactions when abroad. Mature markets, including India, the United Kingdom, Australia, Brazil, Malaysia, Singapore, and Thailand, continue to accelerate innovation, especially in terms of overlay services, driving new transactions. The United States is driving real-time payments adoption through TCH Real-Time Payments and the FedNow Service. Asia is one of the most innovative markets for adoption of real-time payment systems. According to ACI’s Prime Time for Real-Time report, Asia Pacific is the largest regional market, with four of the global top five real-time payment markets by volume. ACI provides solutions for commercial and central banks across Asia. Latin American countries are pushing ahead with real-time payments modernization initiatives, looking to replicate Brazil’s success with PIX. ACI is also providing solutions centrally in Colombia and Peru. We are seeing success with real-time payments in the Middle East as well, as they have started to renovate their payment systems from legacy payment types to the modern digital and real-time world. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard, Microsoft, and Red Hat, and Mindgate Solutions continue to position us as a leader in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2025, and December 31, 2024 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	March 31, 2025	December 31, 2024
Payment Software	$3,142	$3,102
Biller	3,597	3,604
Total	$6,739	$6,706

	March 31, 2025	December 31, 2024
Committed	$2,257	$2,413
Renewal	4,482	4,293
Total	$6,739	$6,706
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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended March 31, 2025 Compared to the Three Month Period Ended March 31, 2024

	Three Months Ended March 31,
	2025				2024
	Amount	% of Total Revenue	$ Change vs 2024	% Change vs 2024	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$237,083	60%	$21,351	10%	$215,732	68%
License	84,493	22%	54,520	182%	29,973	10%
Maintenance	48,642	12%	888	2%	47,754	15%
Services	24,347	6%	1,787	8%	22,560	7%
Total revenues	394,565	100%	78,546	25%	316,019	100%
Operating expenses:
Cost of revenue	213,378	54%	22,271	12%	191,107	60%
Research and development	38,908	10%	3,915	11%	34,993	11%
Selling and marketing	32,186	8%	5,436	20%	26,750	8%
General and administrative	27,592	7%	1,592	6%	26,000	8%
Depreciation and amortization	23,985	6%	(3,624)	(13)%	27,609	9%
Total operating expenses	336,049	85%	29,590	10%	306,459	96%
Operating income	58,516	15%	48,956	512%	9,560	4%
Other income (expense):
Interest expense	(14,683)	(4)%	4,327	(23)%	(19,010)	(6)%
Interest income	4,064	1%	55	1%	4,009	1%
Other, net	23,740	6%	25,765	1,272%	(2,025)	(1)%
Total other income (expense)	13,121	3%	30,147	177%	(17,026)	(6)%
Income (loss) before income taxes	71,637	18%	79,103	1,060%	(7,466)	(2)%
Income tax expense	12,767	3%	12,482	4,380%	285	—%
Net income (loss)	$58,870	15%	$66,621	860%	$(7,751)	(2)%

Revenues
Total revenue for the three months ended March 31, 2025, increased $78.5 million, or 25%, as compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.4 million decrease in total revenue during the three months ended March 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, total revenue for the three months ended March 31, 2025, increased $79.9 million, or 25%, as compared to the same period in 2024.

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

SaaS and PaaS revenue increased $21.4 million, or 10%, during the three months ended March 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in SaaS and PaaS revenue during the three months ended March 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended March 31, 2025, increased $21.7 million, or 10%, as compared to the same period in 2024.
•The increase was primarily driven by new customer go-lives since March 31, 2024, and higher transaction volumes during the three months ended March 31, 2025, as compared to the same period in 2024.

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

License revenue increased $54.5 million, or 182%, during the three months ended March 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in license revenue during the three months ended March 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, license revenue for the three months ended March 31, 2025, increased $54.7 million, or 184%, as compared to the same period in 2024.
•The increase was driven by the relative size of new license and capacity events during the three months ended March 31, 2025, as compared to the same period in 2024.

Maintenance Revenue
Maintenance revenue includes standard and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $0.9 million, or 2%, during the three months ended March 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.6 million decrease in maintenance revenue during the three months ended March 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended March 31, 2025, increased $1.5 million, or 3%, as compared to the same period in 2024.

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

Services revenue increased $1.8 million, or 8%, during the three months ended March 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in services revenue during the three months ended March 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, services revenue for the three months ended March 31, 2025, increased $2.0 million, or 9%, as compared to the same period in 2024.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended March 31, 2025, as compared to the same period in 2024.

Operating Expenses
Total operating expenses for the three months ended March 31, 2025, increased $29.6 million, or 10%, as compared to the same period in 2024.
•Total operating expenses for the three months ended March 31, 2024, included $2.6 million for cost reduction strategies and $0.3 million of other significant transaction-related expenses.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $2.0 million decrease in total operating expenses during the three months ended March 31, 2025, compared to the same period in 2024.
•Adjusted for significant transaction-related expenses and foreign currency, total operating expenses for the three months ended March 31, 2025, increased $34.5 million, or 11%, compared to the same period in 2024.

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

Cost of revenue increased $22.3 million, or 12%, during the three months ended March 31, 2025, compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.7 million decrease in cost of revenue during the three months ended March 31, 2025, compared to the same period in 2024.
•Adjusted for the impact of foreign currency, cost of revenue for the three months ended March 31, 2025, increased $23.0 million, or 12%, compared to the same period in 2024.
•The increase was primarily due to higher payment card interchange fees and personnel and related expenses of $18.4 million and $4.6 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $3.9 million, or 11%, during the three months ended March 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in R&D expenses during the three months ended March 31, 2025, compared to the same period in 2024.
•Adjusted for the impact of foreign currency, R&D expenses for the three months ended March 31, 2025, increased $4.2 million, or 12%, compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses.

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

Selling and marketing expense increased $5.4 million, or 20%, during the three months ended March 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.5 million decrease in selling and marketing expense during the three months ended March 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $5.9 million, or 23%, for the three months ended March 31, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses of $6.6 million, partially offset by a decrease in advertising and professional fees of $0.7 million.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $1.6 million, or 6%, during the three months ended March 31, 2025, as compared to the same period in 2024.
•General and administrative expenses for the three months ended March 31, 2024, included $2.6 million for cost reduction strategies and $0.3 million of other significant transaction-related expenses.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in general and administrative expense during the three months ended March 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, general and administrative expense increased $4.9 million, or 22%, for the three months ended March 31, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses, including a $2.9 million increase in stock-based compensation expense.

Depreciation and Amortization
Depreciation and amortization decreased $3.6 million, or 13%, during the three months ended March 31, 2025, as compared to the same period in 2024.
•The decrease was primarily due to a decrease in amortization for fully amortized intangibles acquired through acquisitions.

Other Income and Expense
Interest expense for the three months ended March 31, 2025, decreased $4.3 million, or 23% compared to the same period in 2024, primarily due to lower comparative debt balances during 2025 as well as a decrease in interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended March 31, 2025, increased $0.1 million, or 1%, as compared to the same period in 2024.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the three months ended March 31, 2025, other, net also included the $25.9 million gain on the sale of the Company's equity method investment. Other, net was $23.7 million of income and $2.0 million of expense for the three months ended March 31, 2025 and 2024, respectively.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue
Payment Software	$200,725	$141,157
Biller	193,840	174,862
Total revenue	$394,565	$316,019
Segment Adjusted EBITDA
Payment Software	$106,561	$52,289
Biller	30,895	30,737
Depreciation and amortization	(23,985)	(27,609)
Stock-based compensation expense	(11,627)	(8,099)
Corporate and unallocated expenses	(43,328)	(37,758)
Interest, net	(10,619)	(15,001)
Other, net	23,740	(2,025)
Income (loss) before income taxes	$71,637	$(7,466)

Payment Software Segment Adjusted EBITDA increased $54.3 million for the three months ended March 31, 2025, compared to the same period in 2024, due to a $59.6 million increase in revenue primarily due to an increase in license and services revenues, partially offset by a $5.3 million increase in cash operating expense.

Biller Segment Adjusted EBITDA increased $0.2 million for the three months ended March 31, 2025, compared to the same period in 2024, due to a $19.0 million increase in revenue, partially offset by a $18.8 million increase in cash operating expense, primarily payment card interchange and processing fees.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2025, we had $230.1 million of cash and cash equivalents, of which $117.3 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of March 31, 2025, only the earnings from our Indian foreign subsidiaries are indefinitely reinvested. We are also permanently reinvested in the outside book/tax basis differences related to foreign subsidiaries. These outside basis differences could reverse through the sale of foreign subsidiaries, as well as various other events, none of which are considered probable as of March 31, 2025.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$230,057	$216,394
Availability under revolving credit facility	598,100	528,100
Total liquidity	$828,157	$744,494

The increase in total liquidity is primarily attributable to cash flows generated from operations.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of March 31, 2025, the full $75.0 million was available.

Stock Repurchase Program
The board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million in place of the remaining purchase amounts previously authorized.

We repurchased 264,936 shares for $14.4 million under the program during the three months ended March 31, 2025. Under the program to date, we have repurchased 63,132,773 shares for approximately $1.1 billion. As of March 31, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $358.1 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used by):
Operating activities	$78,221	$123,241
Investing activities	37,092	(17,790)
Financing activities	(15,351)	(108,490)

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

Cash flows provided by operating activities of $78.2 million were $45.0 million lower for the three months ended March 31, 2025, compared to $123.2 million for the same period in 2024. Operating cash flows for the current quarter decreased primarily due to lower customer receipt collections as a result of lower invoiced amounts at the prior year-end and higher income taxes paid, partially offset by improved profitability.

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
During the first three months of 2025, we received net proceeds of $46.0 million from the sale of our equity method investment. In addition, we used cash of $8.9 million to purchase software, property, and equipment, as compared to $17.8 million during the same period in 2024.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first three months of 2025, we repaid a net $9.4 million on the Term Loan under the Amendment, $70.0 million on the Revolving Credit Facility, and $4.2 million of other debt payments. In addition, we used $14.4 million to repurchase common stock and $7.1 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $1.4 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $88.3 million for settlement assets and liabilities due to processing timing. During the first three months of 2024, we repaid a net $29.1 million on the Term Loan under the Amendment, $2.7 million of other debt payments, and $5.1 million of debt issuance costs. In addition, we used $62.5 million to repurchase common stock, $3.3 million for the repurchase of stock-based compensation awards for tax withholdings, and $18.9 million for settlement assets and liabilities due to processing timing. We received net proceeds of $12.0 million on the Revolving Credit Facility, and proceeds of $1.2 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.
Contractual Obligations and Commercial Commitments
For the three months ended March 31, 2025, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2024.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Stock-Based Compensation
•Accounting for Income Taxes

During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2025. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at March 31, 2025, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.1 million annually.

We had approximately $0.9 billion of debt outstanding as of March 31, 2025, with $453.1 million outstanding under our Credit Facility and $400.0 million in 2026 Notes. Our Credit Facility has a floating rate, which was 6.17% as of March 31, 2025. Our 2026 Notes are fixed-rate long-term debt obligations with a 5.750% interest rate. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $2.8 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2024. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2025 through January 31, 2025	—		$—	—
February 1, 2025 through February 28, 2025	31,143	(1)	52.36	—
March 1, 2025 through March 31, 2025	362,565	(1)	54.74	264,936
Total	393,708				$358,120,000

(1)Pursuant to our 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended March 31, 2025, 362,138 shares of RSUs vested. We withheld 128,772 of these RSUs to pay the employees’ portion of the applicable minimum payroll withholding taxes.

In 2005, the board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million, in place of the remaining purchase amounts previously authorized. As of March 31, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $358.1 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.
ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	ACI Worldwide, Inc. Restated Certificate of Incorporation
3.02	(2)	ACI Worldwide, Inc. Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01		Performance Share Award Agreement
10.02		Restricted Share Unit Award Agreement
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ACI WORLDWIDE, INC. (Registrant)

Date: May 8, 2025	By:	/s/ SCOTT W. BEHRENS
Scott W. Behrens
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)