Form 10-Q
period 2025-06-30
ACI WORLDWIDE, INC.
filed 2025-08-07
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of August 4, 2025, there were 103,192,071 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$189,697	$216,394
Receivables, net of allowances of $2,062 and $1,758, respectively	398,164	414,399
Settlement assets	498,971	318,871
Prepaid expenses	37,212	29,218
Other current assets	20,706	11,940
Total current assets	1,144,750	990,822
Noncurrent assets
Accrued receivables, net	345,608	360,079
Property and equipment, net	33,195	35,069
Operating lease right-of-use assets	29,179	28,864
Software, net	88,574	92,893
Goodwill	1,226,026	1,226,026
Intangible assets, net	156,538	165,377
Deferred income taxes, net	80,831	72,713
Other noncurrent assets	33,582	53,450
TOTAL ASSETS	$3,138,283	$3,025,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$58,082	$45,422
Settlement liabilities	498,523	317,484
Employee compensation	40,786	55,567
Current portion of long-term debt	40,909	34,928
Deferred revenue	71,695	75,419
Other current liabilities	64,626	73,808
Total current liabilities	774,621	602,628
Noncurrent liabilities
Deferred revenue	17,928	19,304
Long-term debt	857,112	889,649
Deferred income taxes, net	42,050	39,920
Operating lease liabilities	23,550	22,592
Other noncurrent liabilities	29,524	26,873
Total liabilities	1,744,785	1,600,966
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2025, and December 31, 2024	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2025, and December 31, 2024	702	702
Additional paid-in capital	733,542	731,927
Retained earnings	1,669,157	1,598,085
Treasury stock, at cost, 37,112,283 and 35,270,142 shares at June 30, 2025, and December 31, 2024, respectively	(910,960)	(784,914)
Accumulated other comprehensive loss	(98,943)	(121,473)
Total stockholders’ equity	1,393,498	1,424,327
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,138,283	$3,025,293
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Software as a service and platform as a service	$271,258	$235,399	$508,341	$451,131
License	56,711	65,582	141,204	95,555
Maintenance	50,421	48,733	99,063	96,487
Services	22,868	23,765	47,215	46,325
Total revenues	401,258	373,479	795,823	689,498
Operating expenses
Cost of revenue (1)	234,800	203,238	448,178	394,345
Research and development	41,107	35,410	80,015	70,403
Selling and marketing	28,741	28,551	60,927	55,301
General and administrative	37,651	24,993	65,243	50,993
Depreciation and amortization	24,101	27,586	48,086	55,195
Total operating expenses	366,400	319,778	702,449	626,237
Operating income	34,858	53,701	93,374	63,261
Other income (expense)
Interest expense	(14,527)	(18,471)	(29,210)	(37,481)
Interest income	3,934	3,953	7,998	7,962
Other, net	(6,393)	1,156	17,347	(869)
Total other income (expense)	(16,986)	(13,362)	(3,865)	(30,388)
Income before income taxes	17,872	40,339	89,509	32,873
Income tax expense	5,670	9,452	18,437	9,737
Net income	$12,202	$30,887	$71,072	$23,136
Income per common share
Basic	$0.12	$0.29	$0.68	$0.22
Diluted	$0.12	$0.29	$0.67	$0.22
Weighted average common shares outstanding
Basic	104,376	105,395	104,860	106,097
Diluted	105,103	106,166	105,960	106,815

(1) The cost of revenue excludes charges for depreciation and amortization.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$12,202	$30,887	$71,072	$23,136
Other comprehensive income (loss):
Foreign currency translation adjustments	14,651	(2,208)	22,530	(4,612)
Total other comprehensive income (loss)	14,651	(2,208)	22,530	(4,612)
Comprehensive income	$26,853	$28,679	$93,602	$18,524

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2025	$702	$735,751	$1,656,955	$(797,214)	$(113,594)	$1,482,600
Net income	—	—	12,202	—	—	12,202
Other comprehensive income	—	—	—	—	14,651	14,651
Stock-based compensation	—	16,411	—	—	—	16,411
Shares issued and forfeited, net, under stock plans	—	(18,620)	—	19,658	—	1,038
Repurchase of 2,448,863 shares of common stock	—	—	—	(120,248)	—	(120,248)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(13,156)	—	(13,156)
Balance as of June 30, 2025	$702	$733,542	$1,669,157	$(910,960)	$(98,943)	$1,393,498

	Three Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2024	$702	$714,936	$1,387,216	$(733,927)	$(111,874)	$1,257,053
Net income	—	—	30,887	—	—	30,887
Other comprehensive loss	—	—	—	—	(2,208)	(2,208)
Stock-based compensation	—	10,720	—	—	—	10,720
Shares issued and forfeited, net, under stock plans	—	(7,097)	—	8,066	—	969
Repurchase of 1,682,787 shares of common stock	—	—	—	(57,628)	—	(57,628)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,037)	—	(3,037)
Balance as of June 30, 2024	$702	$718,559	$1,418,103	$(786,526)	$(114,082)	$1,236,756
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2024	$702	$731,927	$1,598,085	$(784,914)	$(121,473)	$1,424,327
Net income	—	—	71,072	—		71,072
Other comprehensive income	—	—	—	—	22,530	22,530
Stock-based compensation	—	28,038	—	—	—	28,038
Shares issued and forfeited, net, under stock plans	—	(26,423)	—	28,836	—	2,413
Repurchase of 2,713,799 shares of common stock	—	—	—	(134,656)	—	(134,656)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(20,226)	—	(20,226)
Balance as of June 30, 2025	$702	$733,542	$1,669,157	$(910,960)	$(98,943)	$1,393,498

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2023	$702	$712,994	$1,394,967	$(674,896)	$(109,470)	$1,324,297
Net income	—	—	23,136	—	—	23,136
Other comprehensive loss	—	—	—	—	(4,612)	(4,612)
Stock-based compensation	—	18,819	—	—	—	18,819
Shares issued and forfeited, net, under stock plans	—	(13,254)	—	15,402	—	2,148
Repurchase of 3,743,220 shares of common stock	—	—	—	(120,693)	—	(120,693)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(6,339)	—	(6,339)
Balance as of June 30, 2024	$702	$718,559	$1,418,103	$(786,526)	$(114,082)	$1,236,756
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$71,072	$23,136
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,345	7,195
Amortization	41,741	48,000
Amortization of operating lease right-of-use assets	4,842	4,999
Amortization of deferred debt issuance costs	1,270	1,598
Deferred income taxes	(4,208)	1,516
Stock-based compensation expense	28,038	18,819
Gain on sale of equity investment	(25,927)	—
Other	873	(2,067)
Changes in operating assets and liabilities:
Receivables	48,691	99,598
Accounts payable	12,411	4,849
Accrued employee compensation	(16,202)	(19,884)
Deferred revenue	(7,841)	8,317
Other current and noncurrent assets and liabilities	(33,087)	(17,818)
Net cash flows from operating activities	128,018	178,258
Cash flows from investing activities:
Purchases of property and equipment	(4,326)	(4,954)
Purchases of software and distribution rights	(12,142)	(19,024)
Proceeds from sale of equity investment	46,021	—
Net cash flows from investing activities	29,553	(23,978)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,632	1,397
Proceeds from exercises of stock options	796	752
Repurchase of stock-based compensation awards for tax withholdings	(20,226)	(6,339)
Repurchases of common stock	(133,770)	(119,674)
Redemption of 2026 Notes	(400,000)	—
Proceeds from revolving credit facility	290,000	164,000
Repayment of revolving credit facility	(100,000)	(152,000)
Proceeds from term portion of credit agreement	200,000	500,000
Repayment of term portion of credit agreement	(18,750)	(538,448)
Payments on or proceeds from other debt, net	(10,664)	(8,669)
Payments for debt issuance costs	(134)	(5,141)
Net increase (decrease) in settlement assets and liabilities	61,573	(6,151)
Net cash flows from financing activities	(129,543)	(170,273)
Effect of exchange rate fluctuations on cash	5,909	1,290
Net increase (decrease) in cash and cash equivalents	33,937	(14,703)
Cash and cash equivalents, including settlement deposits, beginning of period	265,018	238,821
Cash and cash equivalents, including settlement deposits, end of period	$298,955	$224,118

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$189,697	$156,983
Settlement deposits	109,258	67,135
Total cash and cash equivalents, including settlement deposits	$298,955	$224,118
Supplemental cash flow information
Income taxes paid	$33,164	$14,686
Interest paid	$35,736	$36,142
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2024, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 27, 2025. Results for the three and six months ended June 30, 2025, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	June 30, 2025	December 31, 2024
Vendor financed licenses	$16,155	$14,462
Operating lease liabilities	8,559	9,265
Income taxes payable	3,347	3,284
Accrued interest	1,124	8,810
Other	35,441	37,987
Total other current liabilities	$64,626	$73,808

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2025, and December 31, 2024, was $233.1 million and $267.0 million, respectively.

Fair Value
The fair value of the Company’s Credit Agreement approximates the carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The Company measured the fair value of its Senior Notes based on Level 2 inputs, which include quoted market prices and interest rate spreads of similar securities. The fair value of the Company’s 5.750% Senior Notes due 2026 (“2026 Notes”) was $399.2 million as of December 31, 2024. On June 18, 2025, the Company redeemed in full the Company's outstanding 2026 Notes. See Note 3, Debt, for additional information.

The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level, and as discussed in Note 9, Segment Information, in 2025 it realigned Banks and Merchants under a single general manager leading Payment Software. This change also resulted in a change in reporting units - combining Banks and Merchants into Payment Software, while maintaining Biller. As of June 30, 2025, the Company's goodwill balance of $1.2 billion was allocated $809.0 million to Payment Software and $417.0 million to Biller.

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

Total receivables, net is comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Billed receivables	$175,047	$198,486
Allowance for credit losses	(2,062)	(1,758)
Billed receivables, net	172,985	196,728
Current accrued receivables, net	225,179	217,671
Long-term accrued receivables, net	345,608	360,079
Total accrued receivables, net	570,787	577,750
Total receivables, net	$743,772	$774,478

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of June 30, 2025 and December 31, 2024.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2024	$94,723
Deferral of revenue	62,708
Recognition of deferred revenue	(70,348)
Foreign currency translation	2,540
Balance, June 30, 2025	$89,623

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

Revenue allocated to remaining performance obligations was $724.0 million as of June 30, 2025, of which the Company expects to recognize approximately 52% over the next 12 months and the remainder thereafter.

During the three and six months ended June 30, 2025, revenue recognized by the Company from performance obligations satisfied in previous periods was $15.8 million and $35.4 million, respectively.
3. Debt
As of June 30, 2025, the Company had $260.0 million and $643.8 million outstanding under its Revolving Credit Facility and Term Loans, respectively, with up to $338.1 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.9 million of unused borrowings under Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

On June 18, 2025, the Company entered into a Lender Addition and Acknowledgement Agreement with Bank of America, N.A., under the Credit Facility for an Incremental Term Loan of $200.0 million. This Incremental Term Loan is subject to all the terms and provisions of the Credit Facility.

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term

SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of June 30, 2025, was 6.17%.

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

Senior Notes

On August 21, 2018, the Company completed a $400.0 million offering of the 2026 Notes at an issue price of 100% of the principal amount in a private placement for resale to qualified institutional buyers. The 2026 Notes bore interest at an annual rate of 5.750%, payable semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2019. The 2026 Notes were scheduled to mature on August 15, 2026.

On June 18, 2025, the Company redeemed the 2026 Notes in full as provided for under the terms.

Maturities on debt outstanding as of June 30, 2025, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2025	$21,250
2026	42,500
2027	42,500
2028	45,000
2029	752,500
Thereafter	—
Total	$903,750

As of June 30, 2025, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Term loans	$643,750	$462,500
Revolving credit facility	260,000	70,000
5.750% Senior notes, due August 2026	—	400,000
Debt issuance costs	(5,729)	(7,923)
Total debt	898,021	924,577
Less: current portion of term loans	42,500	37,500
Less: current portion of debt issuance costs	(1,591)	(2,572)
Total long-term debt	$857,112	$889,649

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of June 30, 2025 and December 31, 2024, there was $75.0 million available and no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. During the six months ended June 30, 2025, the Company financed certain multi-year license agreements for internal-use software for $14.3 million, with annual payments through May 2027. As of June 30, 2025, $9.5 million was outstanding on these agreements, of which $4.8 million and $4.7 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.
4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$499,381	$(410,807)	$88,574	$488,257	$(395,364)	$92,893

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended June 30, 2025 and 2024, totaled $15.6 million and $15.8 million, respectively. Software for internal use amortization expense recorded during the six months ended June 30, 2025 and 2024, totaled $31.2 million and $31.3 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$452,282	$(295,744)	$156,538	$444,385	$(279,008)	$165,377

Other intangible assets amortization expense recorded during the three months ended June 30, 2025 and 2024, totaled $5.3 million and $8.2 million, respectively. Other intangible assets amortization expense recorded during the six months ended June 30, 2025 and 2024, totaled $10.5 million and $16.7 million, respectively.

Based on capitalized intangible assets as of June 30, 2025, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2025	$29,685	$10,596
2026	36,636	21,193
2027	16,929	20,922
2028	5,030	18,522
2029	286	17,904
Thereafter	8	67,401
Total	$88,574	$156,538

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the six months ended June 30, 2025 and 2024, totaled 35,586 and 51,397, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2024	539,270	$18.65
Exercised	(44,516)	17.89
Outstanding as of June 30, 2025	494,754	$18.71	1.01	$13,455,559
Exercisable as of June 30, 2025	494,754	$18.71	1.01	$13,455,559

The total intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024, was $1.5 million and $0.6 million, respectively. There were no stock options granted during the six months ended June 30, 2025 or 2024.

Performance Share Awards
During the six months ended June 30, 2025, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	952,481	$35.21
Granted	459,741	59.78
Vested	(507,754)	42.99
Forfeited	(27,208)	39.96
Change in payout rate	253,877	42.99
Nonvested as of June 30, 2025	1,131,137	$43.34

During the six months ended June 30, 2025, a total of 507,754 TSRs granted in fiscal 2022 vested and achieved a payout rate of 200% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 173,120 of those shares to pay the employee's portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the six months ended June 30, 2025 and 2024, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Six months ended June 30,
	2025	2024
Expected life (years)	2.3	2.7
Risk-free interest rate	4.0%	4.4%
Expected volatility	33.2%	36.8%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,727,524	$29.95
Granted	1,063,270	52.44
Vested	(674,034)	32.29
Forfeited	(101,106)	35.63
Nonvested as of June 30, 2025	2,015,654	$40.75

During the six months ended June 30, 2025, a total of 674,034 RSUs vested. The Company withheld 217,112 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2025, there was unrecognized compensation expense of $77.6 million related to RSUs and $30.2 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.2 years and 1.7 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2025 and 2024, of $16.4 million and $10.7 million, respectively, with corresponding tax benefits of $2.6 million and $1.7 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2025 and 2024, of $28.0 million and $18.8 million, respectively, with corresponding tax benefits of $4.4 million and $3.1 million, respectively.
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

The Company repurchased 2,713,799 shares for $134.7 million during the six months ended June 30, 2025. Under the program to date, the Company has repurchased 65,581,636 shares for approximately $1.2 billion. As of June 30, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was $223.5 million.

Subsequent to June 30, 2025, the Company has repurchased additional shares under the repurchase program.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares outstanding:
Basic weighted average shares outstanding	104,376	105,395	104,860	106,097
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	727	771	1,100	718
Diluted weighted average shares outstanding	105,103	106,166	105,960	106,815

The diluted earnings per share computation excludes 2.0 million and 1.0 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended June 30, 2025 and 2024, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 1.7 million options to purchase shares, RSUs, and contingently issuable shares during both the six months ended June 30, 2025 and 2024, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2025, and December 31, 2024, was 103,412,772 and 105,254,913, respectively.

8. Other, Net
Other, net is comprised of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency transaction gains (losses)	$(5,300)	$16	$(7,487)	$(2,019)
Gain on sale of equity investment	—	—	25,927	—
Loss on extinguishment of debt	(1,093)	—	(1,093)	—
Equity investment earnings	—	1,140	—	1,150
Total other, net	$(6,393)	$1,156	$17,347	$(869)
The loss on extinguishment of debt represents the loss on redemption of the 2026 Notes as discussed in Note 3, Debt.
9. Segment Information
In 2025, the Company made a change in organizational structure to align with its strategic direction. As a result of this change, the Company reassessed its segment reporting structure due to changes in leadership structure and how the Company's chief operating decision maker ("CODM") assesses the Company's performance and allocates resources. Beginning in the first quarter of 2025, the Company reported financial performance based on its new operating segments, Payment Software, which includes bank and merchant customers, and Biller. The Company continues to use Segment Adjusted EBITDA as a measure of segment profitability.

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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2025
	Payment Software	Biller	Total
Revenue	$179,343	$221,915	$401,258
Less:
Interchange (a)	—	151,063	151,063
Global technology and innovation (b)	65,177	12,002	77,179
Other segment items (c)	30,888	19,065	49,953
Segment Adjusted EBITDA	$83,278	$39,785	$123,063
Reconciliation of income before income taxes
Depreciation and amortization			(24,101)
Stock-based compensation expense			(16,411)
Corporate and unallocated expenses			(47,693)
Interest, net			(10,593)
Other, net			(6,393)
Income before income taxes			$17,872

	Three Months Ended June 30, 2024
	Payment Software	Biller	Total
Revenue	$181,666	$191,813	$373,479
Less:
Interchange (a)	—	124,200	124,200
Global technology and innovation (b)	58,121	11,803	69,924
Other segment items (c)	28,958	18,375	47,333
Segment Adjusted EBITDA	$94,587	$37,435	$132,022
Reconciliation of income before income taxes
Depreciation and amortization			(27,586)
Stock-based compensation expense			(10,720)
Corporate and unallocated expenses			(40,015)
Interest, net			(14,518)
Other, net			1,156
Income before income taxes			$40,339

	Six months ended June 30, 2025
	Payment Software	Biller	Total
Revenue	$380,068	$415,755	$795,823
Less:
Interchange (a)	—	281,891	281,891
Global technology and innovation (b)	129,844	25,238	155,082
Other segment items (c)	60,385	37,946	98,331
Segment Adjusted EBITDA	$189,839	$70,680	$260,519
Reconciliation of income before income taxes
Depreciation and amortization			(48,086)
Stock-based compensation expense			(28,038)
Corporate and unallocated expenses			(91,021)
Interest, net			(21,212)
Other, net			17,347
Income before income taxes			$89,509

	Six months ended June 30, 2024
	Payment Software	Biller	Total
Revenue	$322,823	$366,675	$689,498
Less:
Interchange (a)	—	236,594	236,594
Global technology and innovation (b)	118,553	23,786	142,339
Other segment items (c)	57,394	38,123	95,517
Segment Adjusted EBITDA	$146,876	$68,172	$215,048
Reconciliation of income before income taxes
Depreciation and amortization			(55,195)
Stock-based compensation expense			(18,819)
Corporate and unallocated expenses			(77,773)
Interest, net			(29,519)
Other, net			(869)
Income before income taxes			$32,873

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

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$221,915	$221,915
Merchant Payments	39,655		39,655
Fraud Management	15,161	—	15,161
Real-Time Payments	39,471	—	39,471
Issuing and Acquiring	85,056	—	85,056
Total	$179,343	$221,915	$401,258

	Three Months Ended June 30, 2024
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$191,813	$191,813
Merchant Payments	38,017		38,017
Fraud Management	9,187	—	9,187
Real-Time Payments	26,429	—	26,429
Issuing and Acquiring	108,033	—	108,033
Total	$181,666	$191,813	$373,479

	Six Months Ended June 30, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$415,755	$415,755
Merchant Payments	77,314		77,314
Fraud Management	24,735	—	24,735
Real-Time Payments	65,209	—	65,209
Issuing and Acquiring	212,810	—	212,810
Total	$380,068	$415,755	$795,823

	Six Months Ended June 30, 2024
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$366,675	$366,675
Merchant Payments	73,745		73,745
Fraud Management	20,694	—	20,694
Real-Time Payments	51,177	—	51,177
Issuing and Acquiring	177,207	—	177,207
Total	$322,823	$366,675	$689,498

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Payment Software
Software as a service and platform as a service	$49,343	$43,586	$92,586	$84,456
License	56,711	65,582	141,204	95,555
Maintenance	50,421	48,733	99,063	96,487
Services	22,868	23,765	47,215	46,325
Total	$179,343	$181,666	$380,068	$322,823
Biller
Software as a service and platform as a service	$221,915	$191,813	$415,755	$366,675
Total	$221,915	$191,813	$415,755	$366,675

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
United States	$275,855	$229,543	$512,609	$457,650
Other	125,403	143,936	283,214	231,848
Total	$401,258	$373,479	$795,823	$689,498

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	June 30, 2025	December 31, 2024
Long-lived Assets
United States	$1,142,064	$1,169,965
Other	770,638	791,793
Total	$1,912,702	$1,961,758

No single customer accounted for more than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2025 and 2024. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three and six months ended June 30, 2025 and 2024.
10. Income Taxes

For the three and six months ended June 30, 2025, the Company's effective tax rate was 32% and 21%, respectively. The Company reported a tax charge on pretax income for both the three and six months ended June 30, 2025, with foreign entities recognizing earnings of $19.0 million and $99.2 million, respectively.

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

As of both June 30, 2025, and December 31, 2024, the amount of unrecognized tax benefits for uncertain tax positions was $21.0 million, excluding related liabilities for interest and penalties of $0.1 million and $0.4 million, respectively.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.8 million, due to the settlement of various audits and the expiration of statutes of limitation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. tax law. OBBBA includes a broad range of tax reform provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act and modifications to the international tax framework. The Company is currently assessing the impact OBBBA will have on its consolidated financial statements.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and six months ended June 30, 2025, are not necessarily indicative of results that may be attained in the future.

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

Adoption of real-time payments. Expectations from both consumers and businesses are continuing to drive the payments world to more real-time delivery. This is bolstered by the new data-rich ISO 20022 messaging format prevalent in account-to-account payments, which is delivering greater value to banks and their customers and has now been rolled out across the world and continues to see adoption with local schemes, such as FedWire. We are seeing global players with existing schemes working to expand capacity in anticipation of volume growth and new payment types. Domestic schemes such as Unified Payments Interface ("UPI") in India and others are being made available to their citizens for cross-border transactions when abroad. Mature markets, including India, the United Kingdom, Australia, Brazil, Malaysia, Singapore, and Thailand, continue to accelerate innovation, especially in terms of overlay services, driving new transactions. The United States is driving real-time payments adoption through TCH Real-Time Payments and the FedNow Service. Asia is one of the most innovative markets for adoption of real-time payment systems. According to ACI’s Prime Time for Real-Time report, Asia Pacific is the largest regional market, with four of the global top five real-time payment markets by volume. ACI provides solutions for commercial and central banks across Asia. Latin American countries are pushing ahead with real-time payments modernization initiatives, looking to replicate Brazil’s success with PIX. ACI is also providing solutions centrally in Colombia and Peru. We are seeing success with real-time payments in the Middle East as well, as they have started to renovate their payment systems from legacy payment types to the modern digital and real-time world. ACI's broad software portfolio, experience, and strategic partnerships with Mastercard, Microsoft, and Red Hat, and Mindgate Solutions continue to position us as a leader in real-time payments, helping to drive seamless connectivity, increased security, and end-to-end modernization for organizations throughout the world.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of June 30, 2025, March 31, 2025, and December 31, 2024 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	June 30, 2025	March 31, 2025	December 31, 2024
Payment Software	$3,333	$3,142	$3,102
Biller	3,712	3,597	3,604
Total	$7,045	$6,739	$6,706

	June 30, 2025	March 31, 2025	December 31, 2024
Committed	$2,321	$2,257	$2,413
Renewal	4,724	4,482	4,293
Total	$7,045	$6,739	$6,706

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended June 30, 2025 Compared to the Three Month Period Ended June 30, 2024

	Three Months Ended June 30,
	2025				2024
	Amount	% of Total Revenue	$ Change vs 2024	% Change vs 2024	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$271,258	67%	$35,859	15%	$235,399	63%
License	56,711	14%	(8,871)	(14)%	65,582	18%
Maintenance	50,421	13%	1,688	3%	48,733	13%
Services	22,868	6%	(897)	(4)%	23,765	6%
Total revenues	401,258	100%	27,779	7%	373,479	100%
Operating expenses:
Cost of revenue	234,800	59%	31,562	16%	203,238	54%
Research and development	41,107	10%	5,697	16%	35,410	9%
Selling and marketing	28,741	7%	190	1%	28,551	8%
General and administrative	37,651	9%	12,658	51%	24,993	7%
Depreciation and amortization	24,101	6%	(3,485)	(13)%	27,586	7%
Total operating expenses	366,400	91%	46,622	15%	319,778	85%
Operating income	34,858	9%	(18,843)	(35)%	53,701	15%
Other income (expense):
Interest expense	(14,527)	(4)%	3,944	(21)%	(18,471)	(5)%
Interest income	3,934	1%	(19)	—%	3,953	1%
Other, net	(6,393)	(2)%	(7,549)	(653)%	1,156	—%
Total other income (expense)	(16,986)	(5)%	(3,624)	27%	(13,362)	(4)%
Income before income taxes	17,872	4%	(22,467)	(56)%	40,339	11%
Income tax expense	5,670	1%	(3,782)	(40)%	9,452	3%
Net income	$12,202	3%	$(18,685)	(60)%	$30,887	8%

Revenues
Total revenue for the three months ended June 30, 2025, increased $27.8 million, or 7%, as compared to the same period in 2024.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $1.4 million increase in total revenue during the three months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, total revenue for the three months ended June 30, 2025, increased $26.4 million, or 7%, as compared to the same period in 2024.

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

SaaS and PaaS revenue increased $35.9 million, or 15%, during the three months ended June 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.9 million increase in SaaS and PaaS revenue during the three months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended June 30, 2025, increased $35.0 million, or 15%, as compared to the same period in 2024.
•The increase was primarily driven by new customer go-lives since June 30, 2024, and higher transaction volumes during the three months ended June 30, 2025, as compared to the same period in 2024.

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

License revenue decreased $8.9 million, or 14%, during the three months ended June 30, 2025, as compared to the same period in 2024.
•The decrease was driven by license renewal timing as well as the relative size of new license and capacity events during the three months ended June 30, 2025, as compared to the same period in 2024.

Maintenance Revenue
Maintenance revenue includes standard, enhanced, and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $1.7 million, or 3%, during the three months ended June 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in maintenance revenue during the three months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended June 30, 2025, increased $1.3 million, or 3%, as compared to the same period in 2024.
•The increase was primarily driven by consumer price index uplifts on contracted maintenance.

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

Services revenue decreased $0.9 million, or 4%, during the three months ended June 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in services revenue during the three months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, services revenue for the three months ended June 30, 2025, decreased $1.2 million, or 5%, as compared to the same period in 2024.
•The decrease was primarily driven by the timing and magnitude of project-related work during the three months ended June 30, 2025, as compared to the same period in 2024.

Operating Expenses
Total operating expenses for the three months ended June 30, 2025, increased $46.6 million, or 15%, as compared to the same period in 2024.
•Total operating expenses for the three months ended June 30, 2025, included $5.1 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses during the period, compared to $0.4 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses for the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.9 million increase in total operating expenses during the three months ended June 30, 2025, compared to the same period in 2024.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, total operating expenses for the three months ended June 30, 2025, increased $41.0 million, or 13%, as compared to the same period in 2024.

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

Cost of revenue increased $31.6 million, or 16%, during the three months ended June 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in cost of revenue during the three months ended June 30, 2025, compared to the same period in 2024.
•Adjusted for the impact of foreign currency, cost of revenue for the three months ended June 30, 2025, increased $31.2 million, or 15%, compared to the same period in 2024.
•The increase was primarily due to higher payment card interchange and personnel and related expenses of $26.9 million and $4.3 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $5.7 million, or 16%, during the three months ended June 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in R&D expenses during the three months ended June 30, 2025, compared to the same period in 2024.
•Adjusted for the impact of foreign currency, R&D expenses for the three months ended June 30, 2025, increased $5.4 million, or 15%, compared to the same period in 2024.
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

Selling and marketing expense increased $0.2 million, or 1%, during the three months ended June 30, 2025, as compared to the same period in 2024.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $12.7 million, or 51%, during the three months ended June 30, 2025, as compared to the same period in 2024.
•General and administrative expenses for the three months ended June 30, 2025, included $5.1 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses, compared to $0.4 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses in the same period in 2024.
•Adjusted for the impact of significant transaction-related expenses, general and administrative expense increased $8.0 million, or 33%, for the three months ended June 30, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses and higher professional fees of $5.2 million, including $3.2 million of stock-based compensation expenses, and other legal fees of $2.8 million.

Depreciation and Amortization
Depreciation and amortization decreased $3.5 million, or 13%, during the three months ended June 30, 2025, as compared to the same period in 2024.
•The decrease was primarily due to a decrease in amortization for fully amortized intangibles acquired through acquisitions.

Other Income and Expense
Interest expense for the three months ended June 30, 2025, decreased $3.9 million, or 21%, as compared to the same period in 2024, primarily due to lower comparative debt balances during 2025 as well as a decrease in interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended June 30, 2025, remained flat as compared to the same period in 2024.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the three months ended June 30, 2025, other, net also included the $1.1 million loss on extinguishment of debt as a result of the redemption of the 2026 Notes. Other, net was $6.4 million of expense and $1.2 million of income for the three months ended June 30, 2025 and 2024, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Six Month Period Ended June 30, 2025 Compared to the Six Month Period Ended June 30, 2024

	Six Months Ended June 30,
	2025				2024
	Amount	% of Total Revenue	$ Change vs 2024	% Change vs 2024	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$508,341	64%	$57,210	13%	$451,131	65%
License	141,204	18%	45,649	48%	95,555	14%
Maintenance	99,063	12%	2,576	3%	96,487	14%
Services	47,215	6%	890	2%	46,325	7%
Total revenues	795,823	100%	106,325	15%	689,498	100%
Operating expenses:
Cost of revenue	448,178	56%	53,833	14%	394,345	57%
Research and development	80,015	10%	9,612	14%	70,403	10%
Selling and marketing	60,927	8%	5,626	10%	55,301	8%
General and administrative	65,243	8%	14,250	28%	50,993	7%
Depreciation and amortization	48,086	6%	(7,109)	(13)%	55,195	8%
Total operating expenses	702,449	88%	76,212	12%	626,237	90%
Operating income	93,374	12%	30,113	48%	63,261	10%
Other income (expense):
Interest expense	(29,210)	(4)%	8,271	(22)%	(37,481)	(5)%
Interest income	7,998	1%	36	—%	7,962	1%
Other, net	17,347	2%	18,216	2,096%	(869)	—%
Total other income (expense)	(3,865)	(1)%	26,523	87%	(30,388)	(4)%
Income before income taxes	89,509	11%	56,636	172%	32,873	6%
Income tax expense	18,437	2%	8,700	89%	9,737	1%
Net income	$71,072	9%	$47,936	207%	$23,136	5%

Revenues
Total revenue for the six months ended June 30, 2025, increased $106.3 million, or 15%, as compared to the same period in 2024. The impact of foreign currencies was not meaningful to total revenue for the six months ended June 30, 2025.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $57.2 million, or 13%, during the six months ended June 30, 2025, as compared to the same period in 2024.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in $0.5 million increase in SaaS and PaaS revenue during the six months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the six months ended June 30, 2025, increased $56.7 million, or 13%, as compared to the same period in 2024.
•The increase was primarily driven by new customer go-lives since June 30, 2024, and higher transaction volumes during the six months ended June 30, 2025, as compared to the same period in 2024.

License Revenue
License revenue increased $45.6 million, or 48%, during the six months ended June 30, 2025, as compared to the same period in 2024.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in license revenue during the six months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, license revenue for the six months ended June 30, 2025, increased $46.0 million, or 48%, as compared to the same period in 2024.
•The increase was driven by the relative size of new license and capacity events during the six months ended June 30, 2025, as compared to the same period in 2024.

Maintenance Revenue
Maintenance revenue increased $2.6 million, or 3%, during the six months ended June 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.2 million decrease in maintenance revenue during the six months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended June 30, 2025, increased $2.8 million, or 3%, as compared to the same period in 2024.
•The increase was primarily driven by consumer price index uplifts on contracted maintenance.

Services Revenue
Services revenue increased $0.9 million, or 2%, during the six months ended June 30, 2025, as compared to the same period in 2024.

Operating Expenses
Total operating expenses for the six months ended June 30, 2025 increased $76.2 million, or 12%, as compared to the same period in 2024.
•Total operating expenses for the six months ended June 30, 2025, included $5.1 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses, compared to $3.0 million for cost reduction strategies and $0.7 million of other significant transaction-related expenses for the same period in 2024.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.1 million decrease in total operating expenses for the six months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, total operating expenses for the six months ended June 30, 2025, increased $75.5 million, or 12%, as compared to the same period in 2024.

Cost of Revenue
Cost of revenue increased $53.8 million, or 14%, during the six months ended June 30, 2025, as compared to the same period in 2024.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in cost of revenue during the six months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, cost of revenue increased $54.2 million, or 14%, for the six months ended June 30, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher payment card interchange and personnel and related expenses of $45.3 million and $8.9 million, respectively.

Research and Development
R&D expense increased $9.6 million, or 14%, during the six months ended June 30, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses.

Selling and Marketing
Selling and marketing expense increased $5.6 million, or 10%, during the six months ended June 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.4 million decrease in selling and marketing expense during the six months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $6.0 million, or 11%, for the three months ended June 30, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses of $6.6 million, partially offset by a decrease in advertising and professional fees of $0.6 million.

General and Administrative
General and administrative expense increased $14.3 million, or 28%, during the six months ended June 30, 2025, as compared to the same period in 2024.
•General and administrative expenses for the six months ended June 30, 2025, included $5.1 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses, compared to $3.0 million for cost reduction strategies and $0.7 million of other significant transaction-related expenses during the same period in 2024.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $0.3 million decrease in general and administrative expense during the six months ended June 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of significant transaction-related expenses and foreign currency, general and administrative expense increased $12.8 million, or 27%, for the six months ended June 30, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses of $10.1 million, including a $6.1 million increase in stock-based compensation expense, as well as an increase in professional and other legal fees of $2.7 million.

Depreciation and Amortization
Depreciation and amortization decreased $7.1 million, or 13%, during the six months ended June 30, 2025, as compared to the same period in 2024.
•The decrease was primarily due to a decrease in amortization for fully amortized intangibles acquired through acquisitions.

Other Income and Expense
Interest expense for the six months ended June 30, 2025, decreased $8.3 million, or 22%, as compared to the same period in 2024, primarily due to lower comparative debt balances during 2025 as well as a decrease in interest rates.

Interest income for the six months ended June 30, 2025, remained flat as compared to the same period in 2024.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the six months ended June 30, 2025, other, net also included the $25.9 million gain on the sale of the Company's equity method investment and the $1.1 million loss on extinguishment of debt. Other, net was $17.3 million income and $0.9 million of expense for the six months ended June 30, 2025 and 2024, respectively.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Payment Software	$179,343	$181,666	$380,068	$322,823
Biller	221,915	191,813	415,755	366,675
Total revenue	$401,258	$373,479	$795,823	$689,498
Segment Adjusted EBITDA
Payment Software	$83,278	$94,587	$189,839	$146,876
Biller	39,785	37,435	70,680	68,172
Depreciation and amortization	(24,101)	(27,586)	(48,086)	(55,195)
Stock-based compensation expense	(16,411)	(10,720)	(28,038)	(18,819)
Corporate and unallocated expenses	(47,693)	(40,015)	(91,021)	(77,773)
Interest, net	(10,593)	(14,518)	(21,212)	(29,519)
Other, net	(6,393)	1,156	17,347	(869)
Income before income taxes	$17,872	$40,339	$89,509	$32,873

Payment Software Segment Adjusted EBITDA decreased $11.3 million for the three months ended June 30, 2025, compared to the same period in 2024, due to a $2.3 million decrease in revenue primarily related to a decrease in license revenues and a $9.0 million increase in cash operating expense.

Biller Segment Adjusted EBITDA increased $2.4 million for the three months ended June 30, 2025, compared to the same period in 2024, due to a $30.1 million increase in revenue, partially offset by a $27.7 million increase in cash operating expense primarily for payment card interchange and other processing fees.

Payment Software Segment Adjusted EBITDA increased $43.0 million for the six months ended June 30, 2025, compared to the same period in 2024, due to a $57.2 million increase in revenue primarily related to an increase in license and capacity revenue, partially offset by a $14.2 million increase in cash operating expense.

Biller Segment Adjusted EBITDA increased $2.5 million for the six months ended June 30, 2025, compared to the same period in 2024, due to a $49.1 million increase in revenue, partially offset by a $46.6 million increase in cash operating expense primarily for payment card interchange and other processing fees.

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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 30, 2025, we had $189.7 million of cash and cash equivalents, of which $90.7 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of June 30, 2025, only the earnings from our Indian foreign subsidiaries are indefinitely reinvested. We are also permanently reinvested in the outside book/tax basis differences related to foreign subsidiaries. These outside basis differences could reverse through the sale of foreign subsidiaries, as well as various other events, none of which are considered probable as of June 30, 2025.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$189,697	$216,394
Availability under revolving credit facility	338,100	528,100
Total liquidity	$527,797	$744,494

The decrease in total liquidity is primarily due to increased borrowings on the revolving credit facility used to redeem the Company's outstanding 2026 Notes.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of June 30, 2025, the full $75.0 million was available.

Stock Repurchase Program
The board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million in place of the remaining purchase amounts previously authorized.

We repurchased 2,713,799 shares for $134.7 million under the program during the six months ended June 30, 2025. Under the program to date, we have repurchased 65,581,636 shares for approximately $1.2 billion. As of June 30, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $223.5 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used by):
Operating activities	$128,018	$178,258
Investing activities	29,553	(23,978)
Financing activities	(129,543)	(170,273)

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

Cash flows provided by operating activities were $50.2 million lower for the six months ended June 30, 2025, compared to the same period in 2024. Operating cash flows for the current year decreased primarily due to lower customer receipt collections as a result of lower invoiced amounts at the prior year-end and higher income taxes paid, partially offset by improved profitability.

Our cash flow from operating activities can fluctuate from period to period due to several factors, including: the timing of billings, which are typically higher in the third and fourth quarters in conjunction with sales timing and are variable based upon license renewal timing; collections, which will lag the quarters with higher billings; the timing and amounts of interest due to interest rate fluctuations; income tax and other payments; and our operating results.

Cash Flows from Investing Activities
The changes in cash flows from investing activities primarily relate to the timing of our purchases and investments in capital and other assets, including strategic acquisitions, that support our growth.
During the first six months of 2025, we received net proceeds of $46.0 million from the sale of our equity method investment. In addition, we used cash of $16.5 million to purchase software, property, and equipment, as compared to $24.0 million during the same period in 2024.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first six months of 2025, we repaid $400.0 million for the redemption of the 2026 Notes and $10.7 million of other debt payments. In addition, we used $133.8 million to repurchase common stock and $20.2 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $190.0 million on the Revolving Credit Facility and $181.3 million on the Incremental Term Loan, used for the redemption of the 2026 Notes. In addition, we received proceeds of $2.4 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $61.6 million for settlement assets and liabilities due to processing timing. During the first six months of 2024, we repaid a net $38.4 million on the Term Loan under the Amendment, $8.7 million of other debt payments, and $5.1 million of debt issuance costs. In addition, we used $119.7 million to repurchase common stock, $6.3 million for the repurchase of stock-based compensation awards for tax withholdings, and $6.2 million for settlement assets and liabilities due to processing timing. We received net proceeds of $12.0 million on the Revolving Credit Facility, and proceeds of $2.1 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.
Contractual Obligations and Commercial Commitments
For the six months ended June 30, 2025, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2024, other than as disclosed in Note 3, Debt.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Stock-Based Compensation
•Accounting for Income Taxes

During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2025. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at June 30, 2025, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.3 million annually.

As of June 30, 2025, we had $903.8 million outstanding under our Credit Facility. Our Credit Facility has a floating rate, which was 6.17% as of June 30, 2025. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $5.6 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2025 through April 30, 2025	899,556	(1)	$52.09	726,360
May 1, 2025 through May 31, 2025	1,266,817	(1)	47.69	1,237,236
June 1, 2025 through June 30, 2025	543,950	(1)	46.42	485,267
Total	2,710,323				$223,464,000

(1)Pursuant to our 2020 Equity and Performance Incentive Plan, we granted TSRs and RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended June 30, 2025, 819,650 shares of TSRs and RSUs vested. We withheld 261,460 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, the board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million, in place of the remaining purchase amounts previously authorized. As of June 30, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $223.5 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

Approval of New Forms of Equity Awards
On August 1, 2025, the Company’s board of directors (the “Board”) approved a (i) new form restricted share unit (“RSU”) award agreement for members of the Company’s executive leadership team (the “ELT RSU Award Agreement”), and (ii) a new form performance share award (“PSA”) agreement for members of the Company’s executive leadership team (the “ELT PSA Award Agreement,” and together with the ELT RSU Award agreement, the “Award Agreements”). The Award Agreements were revised from the existing form award agreements to change the definition of retirement used therein and to provide that the retirement treatment for such awards only applies if such retirement occurs at least six months following the grant date of the award. “Retirement,” as revised in the Award Agreements, means any termination of the executive’s employment (other than for cause), if, at the time of such termination, (a) the executive has at least 10 years of continuous employment with the Company and (b) the individual’s age plus years of continuous employment is equal to or greater than 70 (the “Retirement Provision”). In addition, the Award Agreements require the executive to timely execute (and not revoke) a release agreement containing restrictive covenants upon such retirement. In the event of a qualified retirement under the terms of the new award agreements, the RSUs would vest in full and the PSAs would vest on a pro-rata basis based on actual performance.

The foregoing descriptions are qualified in their entirety by reference to the forms of ELT RSU Award Agreement and ELT PSA Award Agreement attached hereto as Exhibits 10.04 and 10.03, respectively.

Adoption of Omnibus Amendment
On August 1, 2025, the Board approved an omnibus amendment (the “Omnibus Amendment”), which amends all outstanding RSUs and PSAs held by Scott Behrens to include the Retirement Provision. The Omnibus Amendment provides that the RSUs granted to Mr. Behrens in 2023 and 2024 will be settled no later than March 15, 2026, and the RSUs granted to him in 2025 will be settled in accordance with the original payment timing set forth in the applicable award agreement. Pursuant to the Omnibus Amendment, all outstanding PSAs held by Mr. Behrens will be settled following the end of the applicable performance period for such PSA grant. As of the date of the Omnibus Amendment, Mr. Behrens held an aggregate 73,410 unvested RSUs and 133,325 unvested PSAs.

The foregoing description is qualified in its entirety by reference to the Omnibus Amendment attached hereto as Exhibit 10.05.

ITEM 6. EXHIBITS
The following lists exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
3.01	(1)	ACI Worldwide, Inc. Restated Certificate of Incorporation
3.02	(2)	ACI Worldwide, Inc. Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
10.01		Form of Performance Share Award Agreement
10.02		Form of Restricted Share Unit Award Agreement
10.03		Form of Executive Performance Share Award Agreement
10.04		Form of Executive Restricted Share Unit Award Agreement
10.05		Former Chief Financial Officer Omnibus Amendment to Equity Award Agreements
31.01		Certification of Principal Executive Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Principal Financial Officer pursuant to SEC Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ACI WORLDWIDE, INC. (Registrant)

Date: August 7, 2025	By:	/s/ ROBERT W. LEIBROCK
Robert W. Leibrock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)