Form 10-Q
period 2025-09-30
ACI WORLDWIDE, INC.
filed 2025-11-06
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2025, there were 103,088,006 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$199,268	$216,394
Receivables, net of allowances of $1,588 and $1,758, respectively	460,526	414,399
Settlement assets	446,494	318,871
Prepaid expenses	33,336	29,218
Other current assets	23,915	11,940
Total current assets	1,163,539	990,822
Noncurrent assets
Accrued receivables, net	363,064	360,079
Property and equipment, net	33,323	35,069
Operating lease right-of-use assets	28,947	28,864
Software, net	79,716	92,893
Goodwill	1,226,026	1,226,026
Intangible assets, net	151,192	165,377
Deferred income taxes, net	84,316	72,713
Other noncurrent assets	30,780	53,450
TOTAL ASSETS	$3,160,903	$3,025,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$55,279	$45,422
Settlement liabilities	445,927	317,484
Employee compensation	47,347	55,567
Current portion of long-term debt	40,925	34,928
Deferred revenue	65,081	75,419
Other current liabilities	82,541	73,808
Total current liabilities	737,100	602,628
Noncurrent liabilities
Deferred revenue	14,580	19,304
Long-term debt	826,892	889,649
Deferred income taxes, net	50,111	39,920
Operating lease liabilities	23,213	22,592
Other noncurrent liabilities	29,825	26,873
Total liabilities	1,681,721	1,600,966
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2025, and December 31, 2024	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2025, and December 31, 2024	702	702
Additional paid-in capital	745,347	731,927
Retained earnings	1,760,407	1,598,085
Treasury stock, at cost, 37,268,658 and 35,270,142 shares at September 30, 2025, and December 31, 2024, respectively	(924,013)	(784,914)
Accumulated other comprehensive loss	(103,261)	(121,473)
Total stockholders’ equity	1,479,182	1,424,327
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,160,903	$3,025,293
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Software as a service and platform as a service	$246,916	$223,367	$755,257	$674,498
License	161,957	157,429	303,161	252,984
Maintenance	51,420	47,559	150,483	144,046
Services	22,066	23,397	69,281	69,722
Total revenues	482,359	451,752	1,278,182	1,141,250
Operating expenses
Cost of revenue (1)	223,138	197,351	671,316	591,696
Research and development	42,567	37,660	122,582	108,063
Selling and marketing	30,710	28,691	91,637	83,992
General and administrative	34,098	33,949	99,341	84,942
Depreciation and amortization	24,140	31,515	72,226	86,710
Total operating expenses	354,653	329,166	1,057,102	955,403
Operating income	127,706	122,586	221,080	185,847
Other income (expense)
Interest expense	(14,811)	(18,356)	(44,021)	(55,837)
Interest income	3,676	3,871	11,674	11,833
Other, net	1,551	(823)	18,898	(1,692)
Total other income (expense)	(9,584)	(15,308)	(13,449)	(45,696)
Income before income taxes	118,122	107,278	207,631	140,151
Income tax expense	26,872	25,851	45,309	35,588
Net income	$91,250	$81,427	$162,322	$104,563
Income per common share
Basic	$0.88	$0.78	$1.56	$0.99
Diluted	$0.88	$0.77	$1.54	$0.98
Weighted average common shares outstanding
Basic	103,245	104,770	104,316	105,651
Diluted	103,895	106,018	105,264	106,552

(1) The cost of revenue excludes charges for depreciation and amortization.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$91,250	$81,427	$162,322	$104,563
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,318)	9,109	18,212	4,497
Total other comprehensive income (loss)	(4,318)	9,109	18,212	4,497
Comprehensive income	$86,932	$90,536	$180,534	$109,060

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2025	$702	$733,542	$1,669,157	$(910,960)	$(98,943)	$1,393,498
Net income	—	—	91,250	—	—	91,250
Other comprehensive loss	—	—	—	—	(4,318)	(4,318)
Stock-based compensation	—	17,381	—	—	—	17,381
Shares issued and forfeited, net, under stock plans	—	(5,576)	—	6,894	—	1,318
Repurchase of 359,522 shares of common stock	—	—	—	(16,319)	—	(16,319)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,628)	—	(3,628)
Balance as of September 30, 2025	$702	$745,347	$1,760,407	$(924,013)	$(103,261)	$1,479,182

	Three Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2024	$702	$718,559	$1,418,103	$(786,526)	$(114,082)	$1,236,756
Net income	—	—	81,427	—	—	81,427
Other comprehensive income	—	—	—	—	9,109	9,109
Stock-based compensation	—	11,346	—	—	—	11,346
Shares issued and forfeited, net, under stock plans	—	(4,181)	—	6,109	—	1,928
Repurchase of 203,317 shares of common stock	—	—	—	(7,976)	—	(7,976)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(2,960)	—	(2,960)
Balance as of September 30, 2024	$702	$725,724	$1,499,530	$(791,353)	$(104,973)	$1,329,630
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2024	$702	$731,927	$1,598,085	$(784,914)	$(121,473)	$1,424,327
Net income	—	—	162,322	—		162,322
Other comprehensive income	—	—	—	—	18,212	18,212
Stock-based compensation	—	45,419	—	—	—	45,419
Shares issued and forfeited, net, under stock plans	—	(31,999)	—	35,730	—	3,731
Repurchase of 3,073,321 shares of common stock	—	—	—	(150,975)	—	(150,975)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(23,854)	—	(23,854)
Balance as of September 30, 2025	$702	$745,347	$1,760,407	$(924,013)	$(103,261)	$1,479,182

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2023	$702	$712,994	$1,394,967	$(674,896)	$(109,470)	$1,324,297
Net income	—	—	104,563	—	—	104,563
Other comprehensive income	—	—	—	—	4,497	4,497
Stock-based compensation	—	30,165	—	—	—	30,165
Shares issued and forfeited, net, under stock plans	—	(17,435)	—	21,511	—	4,076
Repurchase of 3,946,537 shares of common stock	—	—	—	(128,669)	—	(128,669)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(9,299)	—	(9,299)
Balance as of September 30, 2024	$702	$725,724	$1,499,530	$(791,353)	$(104,973)	$1,329,630
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$162,322	$104,563
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	9,528	14,999
Amortization	62,698	71,711
Amortization of operating lease right-of-use assets	7,245	7,337
Amortization of deferred debt issuance costs	1,691	2,257
Deferred income taxes	1,133	(2,229)
Stock-based compensation expense	45,419	30,165
Gain on sale of equity investment	(25,927)	—
Other	1,992	180
Changes in operating assets and liabilities:
Receivables	(34,316)	3,699
Accounts payable	9,998	758
Accrued employee compensation	(9,454)	(11,125)
Deferred revenue	(17,625)	1,884
Other current and noncurrent assets and liabilities	(13,648)	8,067
Net cash flows from operating activities	201,056	232,266
Cash flows from investing activities:
Purchases of property and equipment	(7,730)	(8,463)
Purchases of software and distribution rights	(18,643)	(23,178)
Proceeds from sale of equity investment	46,021	—
Net cash flows from investing activities	19,648	(31,641)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,503	2,129
Proceeds from exercises of stock options	1,262	1,954
Repurchase of stock-based compensation awards for tax withholdings	(23,854)	(9,299)
Repurchases of common stock	(150,023)	(127,670)
Redemption of 2026 Notes	(400,000)	—
Proceeds from revolving credit facility	290,000	184,000
Repayment of revolving credit facility	(120,000)	(177,000)
Proceeds from term portion of credit agreement	200,000	500,000
Repayment of term portion of credit agreement	(29,375)	(547,823)
Payments on or proceeds from other debt, net	(11,965)	(9,299)
Payments for debt issuance costs	(134)	(5,141)
Net increase in settlement assets and liabilities	6,339	17,704
Net cash flows from financing activities	(235,247)	(170,445)
Effect of exchange rate fluctuations on cash	2,936	(331)
Net increase (decrease) in cash and cash equivalents	(11,607)	29,849
Cash and cash equivalents, including settlement deposits, beginning of period	265,018	238,821
Cash and cash equivalents, including settlement deposits, end of period	$253,411	$268,670

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$199,268	$177,860
Settlement deposits	54,143	90,810
Total cash and cash equivalents, including settlement deposits	$253,411	$268,670
Supplemental cash flow information
Income taxes paid	$44,948	$23,143
Interest paid	$50,625	$59,924
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2024, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 27, 2025. Results for the three and nine months ended September 30, 2025, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	September 30, 2025	December 31, 2024
Income taxes payable	$16,737	$3,284
Vendor financed licenses	15,522	14,462
Operating lease liabilities	8,563	9,265
Accrued interest	632	8,810
Other	41,087	37,987
Total other current liabilities	$82,541	$73,808

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2025, and December 31, 2024, was $201.7 million and $267.0 million, respectively.

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

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level, and as discussed in Note 9, Segment Information, in 2025 it realigned Banks and Merchants under a single general manager leading Payment Software. This change also resulted in a change in reporting units - combining Banks and Merchants into Payment Software, while maintaining Biller. As of September 30, 2025, the Company's goodwill balance of $1.2 billion was allocated $809.0 million to Payment Software and $417.0 million to Biller.

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), to simplify the estimation of expected credit losses for certain short-term receivables and contract assets arising from revenue transactions. The ASU introduces a practical expedient that allows entities to assume current economic conditions will persist through the reasonable and supportable forecast period for eligible assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its condensed consolidated financial statements or related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update modernize the accounting guidance for internal-use software by replacing the previous stage-based model with a principles-based framework. Under the new guidance, cost capitalization begins when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The update also supersedes the existing rules for website development costs, incorporating them into the internal-use software framework. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-06 will have on its condensed consolidated financial statements and related disclosures.
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

Total receivables, net is comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Billed receivables	$226,632	$198,486
Allowance for credit losses	(1,588)	(1,758)
Billed receivables, net	225,044	196,728
Current accrued receivables, net	235,482	217,671
Long-term accrued receivables, net	363,064	360,079
Total accrued receivables, net	598,546	577,750
Total receivables, net	$823,590	$774,478

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of September 30, 2025 and December 31, 2024.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2024	$94,723
Deferral of revenue	87,402
Recognition of deferred revenue	(104,826)
Foreign currency translation	2,362
Balance, September 30, 2025	$79,661

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

Revenue allocated to remaining performance obligations was $753.7 million as of September 30, 2025, of which the Company expects to recognize approximately 55% over the next 12 months and the remainder thereafter.

During the three and nine months ended September 30, 2025, revenue recognized by the Company from performance obligations satisfied in previous periods was $15.2 million and $50.5 million, respectively.
3. Debt
As of September 30, 2025, the Company had $240.0 million and $633.1 million outstanding under its Revolving Credit Facility and Term Loans, respectively, with up to $358.1 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.9 million of unused borrowings under Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of September 30, 2025, was 6.01%.

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

On June 18, 2025, the Company redeemed the 2026 Notes in full as provided for under the terms.

Maturities on debt outstanding as of September 30, 2025, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2025	$10,625
2026	42,500
2027	42,500
2028	45,000
2029	732,500
Thereafter	—
Total	$873,125

As of September 30, 2025, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Term loans	$633,125	$462,500
Revolving credit facility	240,000	70,000
5.750% Senior notes, due August 2026	—	400,000
Debt issuance costs	(5,308)	(7,923)
Total debt	867,817	924,577
Less: current portion of term loans	42,500	37,500
Less: current portion of debt issuance costs	(1,575)	(2,572)
Total long-term debt	$826,892	$889,649

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of September 30, 2025 and December 31, 2024, there was $75.0 million available and no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. During the nine months ended September 30, 2025, the Company financed certain multi-year license agreements for internal-use software for $14.3 million, with annual payments through May 2027. As of September 30, 2025, $9.5 million was outstanding on these agreements, of which $4.8 million and $4.7 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.

4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$492,368	$(412,652)	$79,716	$488,257	$(395,364)	$92,893

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended September 30, 2025 and 2024, totaled $15.7 million and $16.6 million, respectively. Software for internal use amortization expense recorded during the nine months ended September 30, 2025 and 2024, totaled $46.9 million and $47.9 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$451,653	$(300,461)	$151,192	$444,385	$(279,008)	$165,377

Other intangible assets amortization expense recorded during the three months ended September 30, 2025 and 2024, totaled $5.3 million and $7.1 million, respectively. Other intangible assets amortization expense recorded during the nine months ended September 30, 2025 and 2024, totaled $15.8 million and $23.8 million, respectively.

Based on capitalized intangible assets as of September 30, 2025, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2025	$15,351	$5,297
2026	39,251	21,185
2027	18,589	20,914
2028	6,174	18,514
2029	343	17,896
Thereafter	8	67,386
Total	$79,716	$151,192

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the nine months ended September 30, 2025 and 2024, totaled 59,163 and 71,181, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2024	539,270	$18.65
Exercised	(70,491)	17.89
Outstanding as of September 30, 2025	468,779	$18.76	0.77	$15,943,564
Exercisable as of September 30, 2025	468,779	$18.76	0.77	$15,943,564

The total intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024, was $2.3 million and $2.4 million, respectively. There were no stock options granted during the nine months ended September 30, 2025 or 2024.

Performance Share Awards
During the nine months ended September 30, 2025, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	952,481	$35.21
Granted	459,741	59.78
Vested	(507,754)	42.99
Forfeited	(60,698)	42.65
Change in payout rate	253,877	42.99
Nonvested as of September 30, 2025	1,097,647	$43.37

During the nine months ended September 30, 2025, a total of 507,754 TSRs granted in fiscal 2022 vested and achieved a payout rate of 200% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 173,120 of those shares to pay the employee's portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the nine months ended September 30, 2025 and 2024, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Nine months ended September 30,
	2025	2024
Expected life (years)	2.3	2.7
Risk-free interest rate	4.0%	4.4%
Expected volatility	33.2%	36.8%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,727,524	$29.95
Granted	1,311,794	52.41
Vested	(903,561)	33.16
Forfeited	(193,077)	37.65
Nonvested as of September 30, 2025	1,942,680	$42.88

During the nine months ended September 30, 2025, a total of 903,561 RSUs vested. The Company withheld 293,044 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2025, there was unrecognized compensation expense of $76.4 million related to RSUs and $21.9 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.2 years and 1.6 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2025 and 2024, of $17.4 million and $11.3 million, respectively, with corresponding tax benefits of $2.5 million and $1.9 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2025 and 2024, of $45.4 million and $30.2 million, respectively, with corresponding tax benefits of $6.9 million and $5.0 million, respectively.
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

The Company repurchased 3,073,321 shares for $151.0 million during the nine months ended September 30, 2025. Under the program to date, the Company has repurchased 65,941,158 shares for approximately $1.2 billion. As of September 30, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was $207.1 million.

Subsequent to September 30, 2025, the Company has repurchased additional shares under the repurchase program.

On October 31, 2025, the Board of Directors approved $500.0 million for the stock repurchase program in place of the remaining purchase amounts previously authorized.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares outstanding:
Basic weighted average shares outstanding	103,245	104,770	104,316	105,651
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	650	1,248	948	901
Diluted weighted average shares outstanding	103,895	106,018	105,264	106,552

The diluted earnings per share computation excludes 1.7 million and 1.0 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended September 30, 2025 and 2024, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 1.7 million and 1.2 million options to purchase shares, RSUs, and contingently issuable shares during the nine months ended September 30, 2025 and 2024, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2025, and December 31, 2024, was 103,256,397 and 105,254,913, respectively.
8. Other, Net
Other, net is comprised of the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency transaction gains (losses)	$1,551	$(691)	$(5,936)	$(2,710)
Gain on sale of equity investment	—	—	25,927	—
Loss on extinguishment of debt	—	—	(1,093)	—
Equity investment earnings	—	(132)	—	1,018
Total other, net	$1,551	$(823)	$18,898	$(1,692)
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2025
	Payment Software	Biller	Total
Revenue	$284,022	$198,337	$482,359
Less:
Interchange (a)	—	135,253	135,253
Global technology and innovation (b)	69,339	12,525	81,864
Other segment items (c)	33,017	18,473	51,490
Segment Adjusted EBITDA	$181,666	$32,086	$213,752
Reconciliation of income before income taxes
Depreciation and amortization			(24,140)
Stock-based compensation expense			(17,381)
Corporate and unallocated expenses			(44,525)
Interest, net			(11,135)
Other, net			1,551
Income before income taxes			$118,122

	Three Months Ended September 30, 2024
	Payment Software	Biller	Total
Revenue	$272,151	$179,601	$451,752
Less:
Interchange (a)	—	117,054	117,054
Global technology and innovation (b)	60,600	12,169	72,769
Other segment items (c)	30,896	19,458	50,354
Segment Adjusted EBITDA	$180,655	$30,920	$211,575
Reconciliation of income before income taxes
Depreciation and amortization			(31,515)
Stock-based compensation expense			(11,346)
Corporate and unallocated expenses			(46,128)
Interest, net			(14,485)
Other, net			(823)
Income before income taxes			$107,278

	Nine months ended September 30, 2025
	Payment Software	Biller	Total
Revenue	$664,090	$614,092	$1,278,182
Less:
Interchange (a)	—	417,144	417,144
Global technology and innovation (b)	199,183	37,763	236,946
Other segment items (c)	93,402	56,419	149,821
Segment Adjusted EBITDA	$371,505	$102,766	$474,271
Reconciliation of income before income taxes
Depreciation and amortization			(72,226)
Stock-based compensation expense			(45,419)
Corporate and unallocated expenses			(135,546)
Interest, net			(32,347)
Other, net			18,898
Income before income taxes			$207,631

	Nine months ended September 30, 2024
	Payment Software	Biller	Total
Revenue	$594,974	$546,276	$1,141,250
Less:
Interchange (a)	—	353,648	353,648
Global technology and innovation (b)	179,153	35,955	215,108
Other segment items (c)	88,290	57,581	145,871
Segment Adjusted EBITDA	$327,531	$99,092	$426,623
Reconciliation of income before income taxes
Depreciation and amortization			(86,710)
Stock-based compensation expense			(30,165)
Corporate and unallocated expenses			(123,901)
Interest, net			(44,004)
Other, net			(1,692)
Income before income taxes			$140,151

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

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$198,337	$198,337
Merchant Payments	50,951	—	50,951
Fraud Management	15,077	—	15,077
Real-Time Payments	34,679	—	34,679
Issuing and Acquiring	183,315	—	183,315
Total	$284,022	$198,337	$482,359

	Three Months Ended September 30, 2024
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$179,601	$179,601
Merchant Payments	50,120	—	50,120
Fraud Management	18,451	—	18,451
Real-Time Payments	45,376	—	45,376
Issuing and Acquiring	158,204	—	158,204
Total	$272,151	$179,601	$451,752

	Nine Months Ended September 30, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$614,092	$614,092
Merchant Payments	128,265	—	128,265
Fraud Management	39,812	—	39,812
Real-Time Payments	99,888	—	99,888
Issuing and Acquiring	396,125	—	396,125
Total	$664,090	$614,092	$1,278,182

	Nine Months Ended September 30, 2024
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$546,276	$546,276
Merchant Payments	123,865	—	123,865
Fraud Management	39,145	—	39,145
Real-Time Payments	96,553	—	96,553
Issuing and Acquiring	335,411	—	335,411
Total	$594,974	$546,276	$1,141,250

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Payment Software
Software as a service and platform as a service	$48,579	$43,766	$141,165	$128,222
License	161,957	157,429	303,161	252,984
Maintenance	51,420	47,559	150,483	144,046
Services	22,066	23,397	69,281	69,722
Total	$284,022	$272,151	$664,090	$594,974
Biller
Software as a service and platform as a service	$198,337	$179,601	$614,092	$546,276
Total	$198,337	$179,601	$614,092	$546,276

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
United States	$253,443	$241,054	$766,052	$698,704
Other	228,916	210,698	512,130	442,546
Total	$482,359	$451,752	$1,278,182	$1,141,250

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	September 30, 2025	December 31, 2024
Long-lived Assets
United States	$1,121,170	$1,169,965
Other	791,878	791,793
Total	$1,913,048	$1,961,758

No single customer accounted for more than 10% of the Company's consolidated revenue during the three and nine months ended September 30, 2025 and 2024. The United Kingdom accounted for 12.0% of the Company's consolidated revenue during the three months ended September 30, 2024. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three and nine months ended September 30, 2025, and nine months ended September 30, 2024.
10. Income Taxes

For the three and nine months ended September 30, 2025, the Company's effective tax rate was 23% and 22%, respectively. The Company reported a tax charge on pretax income for both the three and nine months ended September 30, 2025, with foreign entities recognizing earnings of $131.9 million and $231.1 million, respectively.

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

As of both September 30, 2025, and December 31, 2024, the amount of unrecognized tax benefits for uncertain tax positions was $21.0 million, excluding no related liabilities for interest and penalties as of September 30, 2025 and $0.4 million as of December 31, 2024.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next 12 months by approximately $0.8 million, due to the settlement of various audits and the expiration of statutes of limitation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. tax law. OBBBA includes a broad range of tax reform provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act and modifications to the international tax framework. OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions that are effective in 2025 have not had a significant impact on the Company’s effective tax rate through September 30, 2025. OBBBA also allows certain elections that the Company can make for the current year, which the Company continues to evaluate.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and nine months ended September 30, 2025, are not necessarily indicative of results that may be attained in the future.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2025, June 30, 2025, March 31, 2025, and December 31, 2024 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Payment Software	$3,351	$3,333	$3,142	$3,102
Biller	3,752	3,712	3,597	3,604
Total	$7,103	$7,045	$6,739	$6,706

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Committed	$2,345	$2,321	$2,257	$2,413
Renewal	4,758	4,724	4,482	4,293
Total	$7,103	$7,045	$6,739	$6,706

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended September 30, 2025 Compared to the Three Month Period Ended September 30, 2024

	Three Months Ended September 30,
	2025				2024
	Amount	% of Total Revenue	$ Change vs 2024	% Change vs 2024	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$246,916	50%	$23,549	11%	$223,367	49%
License	161,957	34%	4,528	3%	157,429	35%
Maintenance	51,420	11%	3,861	8%	47,559	11%
Services	22,066	5%	(1,331)	(6)%	23,397	5%
Total revenues	482,359	100%	30,607	7%	451,752	100%
Operating expenses:
Cost of revenue	223,138	46%	25,787	13%	197,351	44%
Research and development	42,567	9%	4,907	13%	37,660	8%
Selling and marketing	30,710	6%	2,019	7%	28,691	6%
General and administrative	34,098	7%	149	—%	33,949	8%
Depreciation and amortization	24,140	5%	(7,375)	(23)%	31,515	7%
Total operating expenses	354,653	73%	25,487	8%	329,166	73%
Operating income	127,706	27%	5,120	4%	122,586	27%
Other income (expense):
Interest expense	(14,811)	(3)%	3,545	(19)%	(18,356)	(4)%
Interest income	3,676	1%	(195)	(5)%	3,871	1%
Other, net	1,551	—%	2,374	288%	(823)	—%
Total other income (expense)	(9,584)	(2)%	5,724	37%	(15,308)	(3)%
Income before income taxes	118,122	25%	10,844	10%	107,278	24%
Income tax expense	26,872	6%	1,021	4%	25,851	6%
Net income	$91,250	19%	$9,823	12%	$81,427	18%

Revenues
Total revenue for the three months ended September 30, 2025, increased $30.6 million, or 7%, as compared to the same period in 2024.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $3.6 million increase in total revenue during the three months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, total revenue for the three months ended September 30, 2025, increased $27.0 million, or 6%, as compared to the same period in 2024.

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

SaaS and PaaS revenue increased $23.5 million, or 11%, during the three months ended September 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.8 million increase in SaaS and PaaS revenue during the three months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended September 30, 2025, increased $22.7 million, or 10%, as compared to the same period in 2024.
•The increase was primarily driven by new customer go-lives since September 30, 2024, and higher transaction volumes during the three months ended September 30, 2025, as compared to the same period in 2024.

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

License revenue increased $4.5 million, or 3%, during the three months ended September 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $2.1 million increase in license revenue during the three months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, license revenue for the three months ended September 30, 2025, increased $2.4 million, or 2%, as compared to the same period in 2024.
•The increase was driven by license renewal timing as well as the relative size of new license and capacity events during the three months ended September 30, 2025, as compared to the same period in 2024.

Maintenance Revenue
Maintenance revenue includes standard, enhanced, and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $3.9 million, or 8%, during the three months ended September 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.5 million increase in maintenance revenue during the three months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended September 30, 2025, increased $3.4 million, or 7%, as compared to the same period in 2024.
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

Services revenue decreased $1.3 million, or 6%, during the three months ended September 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in services revenue during the three months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, services revenue for the three months ended September 30, 2025, decreased $1.6 million, or 7%, as compared to the same period in 2024.
•The decrease was primarily driven by the timing and magnitude of project-related work during the three months ended September 30, 2025, as compared to the same period in 2024.

Operating Expenses
Total operating expenses for the three months ended September 30, 2025, increased $25.5 million, or 8%, as compared to the same period in 2024.
•Total operating expenses for the three months ended September 30, 2025, included $1.2 million for cost reduction strategies and $0.1 million of other significant transaction-related expenses during the period, compared to $5.6 million for cost reduction strategies and $0.3 million of other significant transaction-related expenses for the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.2 million increase in total operating expenses during the three months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, total operating expenses for the three months ended September 30, 2025, increased $28.9 million, or 9%, as compared to the same period in 2024.

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

Cost of revenue increased $25.8 million, or 13%, during the three months ended September 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in cost of revenue during the three months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, cost of revenue for the three months ended September 30, 2025, increased $25.4 million, or 13%, as compared to the same period in 2024.
•The increase was primarily due to higher payment card interchange and personnel and related expenses of $18.2 million and $7.2 million, respectively.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $4.9 million, or 13%, during the three months ended September 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in R&D expenses during the three months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, R&D expenses for the three months ended September 30, 2025, increased $4.6 million, or 12%, as compared to the same period in 2024.
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

Selling and marketing expense increased $2.0 million, or 7%, during the three months ended September 30, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses and advertising and professional fees of $1.3 million and $0.7 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $0.1 million, during the three months ended September 30, 2025, as compared to the same period in 2024.
•General and administrative expenses for the three months ended September 30, 2025, included $1.2 million for cost reduction strategies and $0.1 million of other significant transaction-related expenses, compared to $1.2 million related to the closure of a facility and $0.3 million of other significant transaction-related expenses in the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in general and administrative expense during the three months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, general and administrative expense for the three months ended September 30, 2025, was flat compared to the same period in 2024.

Depreciation and Amortization
Depreciation and amortization decreased $7.4 million, or 23%, during the three months ended September 30, 2025, as compared to the same period in 2024.
•Depreciation and amortization for the three months ended September 30, 2024, included $4.4 million of accelerated depreciation related to the closure of a facility.
•Adjusted for the impact of the facility closure, depreciation and amortization expenses for the three months ended September 30, 2025, decreased $3.0 million, or 11%, as compared to the same period in 2024.
•The decrease was primarily due to a decrease in amortization for fully amortized intangibles acquired through acquisitions.

Other Income and Expense
Interest expense for the three months ended September 30, 2025, decreased $3.5 million, or 19%, as compared to the same period in 2024, primarily due to lower comparative debt balances during 2025 as well as a decrease in interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended September 30, 2025, was flat compared to the same period in 2024.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.6 million of income and $0.8 million of expense for the three months ended September 30, 2025 and 2024, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Nine Month Period Ended September 30, 2025 Compared to the Nine Month Period Ended September 30, 2024

	Nine Months Ended September 30,
	2025				2024
	Amount	% of Total Revenue	$ Change vs 2024	% Change vs 2024	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$755,257	59%	$80,759	12%	$674,498	59%
License	303,161	24%	50,177	20%	252,984	22%
Maintenance	150,483	12%	6,437	4%	144,046	13%
Services	69,281	5%	(441)	(1)%	69,722	6%
Total revenues	1,278,182	100%	136,932	12%	1,141,250	100%
Operating expenses:
Cost of revenue	671,316	53%	79,620	13%	591,696	52%
Research and development	122,582	10%	14,519	13%	108,063	9%
Selling and marketing	91,637	7%	7,645	9%	83,992	7%
General and administrative	99,341	8%	14,399	17%	84,942	7%
Depreciation and amortization	72,226	6%	(14,484)	(17)%	86,710	8%
Total operating expenses	1,057,102	84%	101,699	11%	955,403	83%
Operating income	221,080	16%	35,233	19%	185,847	17%
Other income (expense):
Interest expense	(44,021)	(3)%	11,816	(21)%	(55,837)	(5)%
Interest income	11,674	1%	(159)	(1)%	11,833	1%
Other, net	18,898	1%	20,590	1,217%	(1,692)	—%
Total other income (expense)	(13,449)	(1)%	32,247	71%	(45,696)	(4)%
Income before income taxes	207,631	15%	67,480	48%	140,151	13%
Income tax expense	45,309	4%	9,721	27%	35,588	3%
Net income	$162,322	11%	$57,759	55%	$104,563	10%

Revenues
Total revenue for the nine months ended September 30, 2025, increased $136.9 million, or 12%, as compared to the same period in 2024.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $3.6 million increase in total revenue during the nine months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, total revenue for the nine months ended September 30, 2025, increased $133.3 million, or 12%, as compared to the same period in 2024.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $80.8 million, or 12%, during the nine months ended September 30, 2025, as compared to the same period in 2024.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in $1.4 million increase in SaaS and PaaS revenue during the nine months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the nine months ended September 30, 2025, increased $79.4 million, or 12%, as compared to the same period in 2024.
•The increase was primarily driven by new customer go-lives since September 30, 2024, and higher transaction volumes during the nine months ended September 30, 2025, as compared to the same period in 2024.

License Revenue
License revenue increased $50.2 million, or 20%, during the nine months ended September 30, 2025, as compared to the same period in 2024.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $1.8 million increase in license revenue during the nine months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, license revenue for the nine months ended September 30, 2025, increased $48.4 million, or 19%, as compared to the same period in 2024.
•The increase was driven by the relative size of new license and capacity events during the nine months ended September 30, 2025, as compared to the same period in 2024.

Maintenance Revenue
Maintenance revenue increased $6.4 million, or 4%, during the nine months ended September 30, 2025, as compared to the same period in 2024.
•The increase was primarily driven by consumer price index uplifts on contracted maintenance.

Services Revenue
Services revenue decreased $0.4 million, or 1%, during the nine months ended September 30, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in services revenue during the nine months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, services revenue for the nine months ended September 30, 2025, decreased $0.8 million, or 1%, as compared to the same period in 2024.

Operating Expenses
Total operating expenses for the nine months ended September 30, 2025 increased $101.7 million, or 11%, as compared to the same period in 2024.
•Total operating expenses for the nine months ended September 30, 2025, included $6.3 million for cost reduction strategies and $0.5 million of other significant transaction-related expenses, compared to $8.6 million for cost reduction strategies and $1.0 million of other significant transaction-related expenses for the same period in 2024.
•The impact of fluctuations in foreign currencies was not significant to total operating expenses for the nine months ended September 30, 2025, as compared to the same period in 2024.
•Adjusted for the impact of cost reduction strategies and significant transaction-related expenses, total operating expenses for the nine months ended September 30, 2025, increased $104.6 million, or 11%, as compared to the same period in 2024.

Cost of Revenue
Cost of revenue increased $79.6 million, or 13%, during the nine months ended September 30, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher payment card interchange and personnel and related expenses of $63.5 million and $16.1 million, respectively.

Research and Development
R&D expense increased $14.5 million, or 13%, during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to higher personnel and related expenses.

Selling and Marketing
Selling and marketing expense increased $7.6 million, or 9%, during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to higher personnel and related expenses.

General and Administrative
General and administrative expense increased $14.4 million, or 17%, during the nine months ended September 30, 2025, as compared to the same period in 2024.
•General and administrative expenses for the nine months ended September 30, 2025, included $6.3 million for cost reduction strategies and $0.5 million of other significant transaction-related expenses, compared to $4.3 million for cost reduction strategies and $1.0 million of other significant transaction-related expenses during the same period in 2024.
•Adjusted for the impact of cost reduction strategies and significant transaction-related expenses, general and administrative expense for the nine months ended September 30, 2025, increased $12.9 million, or 16%, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses of $11.3 million, including a $8.4 million increase in stock-based compensation expense, as well as an increase in professional fees of $1.6 million.

Depreciation and Amortization
Depreciation and amortization decreased $14.5 million, or 17%, during the nine months ended September 30, 2025, as compared to the same period in 2024.
•Depreciation and amortization for the nine months ended September 30, 2024, included $4.4 million of accelerated depreciation related to the closure of a facility.
•Adjusted for the impact of the facility closure, depreciation and amortization expenses for the nine months ended September 30, 2025, decreased $10.1 million, or 12%, as compared to the same period in 2024.
•The decrease was primarily due to a decrease in amortization for fully amortized intangibles acquired through acquisitions.

Other Income and Expense
Interest expense for the nine months ended September 30, 2025, decreased $11.8 million, or 21%, as compared to the same period in 2024, primarily due to lower comparative debt balances during 2025 as well as a decrease in interest rates.

Interest income for the nine months ended September 30, 2025, was flat compared to the same period in 2024.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the nine months ended September 30, 2025, other, net also included the $25.9 million gain on the sale of the Company's equity method investment and the $1.1 million loss on extinguishment of debt. Other, net was $18.9 million of income and $1.7 million of expense for the nine months ended September 30, 2025 and 2024, respectively.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Payment Software	$284,022	$272,151	$664,090	$594,974
Biller	198,337	179,601	614,092	546,276
Total revenue	$482,359	$451,752	$1,278,182	$1,141,250
Segment Adjusted EBITDA
Payment Software	$181,666	$180,655	$371,505	$327,531
Biller	32,086	30,920	102,766	99,092
Depreciation and amortization	(24,140)	(31,515)	(72,226)	(86,710)
Stock-based compensation expense	(17,381)	(11,346)	(45,419)	(30,165)
Corporate and unallocated expenses	(44,525)	(46,128)	(135,546)	(123,901)
Interest, net	(11,135)	(14,485)	(32,347)	(44,004)
Other, net	1,551	(823)	18,898	(1,692)
Income before income taxes	$118,122	$107,278	$207,631	$140,151

Payment Software Segment Adjusted EBITDA increased $1.0 million for the three months ended September 30, 2025, compared to the same period in 2024, due to a $11.9 million increase in revenue primarily related to an increase in license revenues, partially offset by a $10.9 million increase in cash operating expense.

Biller Segment Adjusted EBITDA increased $1.2 million for the three months ended September 30, 2025, compared to the same period in 2024, due to a $18.7 million increase in revenue, partially offset by a $17.5 million increase in cash operating expense primarily for payment card interchange and other processing fees.

Payment Software Segment Adjusted EBITDA increased $44.0 million for the nine months ended September 30, 2025, compared to the same period in 2024, due to a $69.1 million increase in revenue primarily related to an increase in license and capacity revenue, partially offset by a $25.1 million increase in cash operating expense.

Biller Segment Adjusted EBITDA increased $3.7 million for the nine months ended September 30, 2025, compared to the same period in 2024, due to a $67.8 million increase in revenue, partially offset by a $64.1 million increase in cash operating expense primarily for payment card interchange and other processing fees.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2025, we had $199.3 million of cash and cash equivalents, of which $94.4 million was held by our foreign subsidiaries. If these funds were needed for our operations in the United States, we may potentially be required to accrue and pay foreign and U.S. state income taxes to repatriate these funds. As of September 30, 2025, only the earnings from our Indian foreign subsidiaries are indefinitely reinvested. We are also permanently reinvested in the outside book/tax basis differences related to foreign subsidiaries. These outside basis differences could reverse through the sale of foreign subsidiaries, as well as various other events, none of which are considered probable as of September 30, 2025.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$199,268	$216,394
Availability under revolving credit facility	358,100	528,100
Total liquidity	$557,368	$744,494

The decrease in total liquidity is primarily due to increased borrowings on the revolving credit facility used to redeem the Company's outstanding 2026 Notes.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of September 30, 2025, the full $75.0 million was available.

Stock Repurchase Program
The board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million in place of the remaining purchase amounts previously authorized.

We repurchased 3,073,321 shares for $151.0 million under the program during the nine months ended September 30, 2025. Under the program to date, we have repurchased 65,941,158 shares for approximately $1.2 billion. As of September 30, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $207.1 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

On October 31, 2025, the Board of Directors approved $500.0 million for the stock repurchase program in place of the remaining purchase amounts previously authorized.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used by):
Operating activities	$201,056	$232,266
Investing activities	19,648	(31,641)
Financing activities	(235,247)	(170,445)

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

Cash flows provided by operating activities were $31.2 million lower for the nine months ended September 30, 2025, compared to the same period in 2024. Operating cash flows for the current year decreased primarily due to lower customer receipt collections as a result of lower invoiced amounts at the prior year-end and higher income taxes paid, partially offset by improved profitability.

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
During the first nine months of 2025, we received net proceeds of $46.0 million from the sale of our equity method investment. In addition, we used cash of $26.4 million to purchase software, property, and equipment, as compared to $31.6 million during the same period in 2024.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first nine months of 2025, we repaid $400.0 million for the redemption of the 2026 Notes and $12.0 million of other debt payments. In addition, we used $150.0 million to repurchase common stock and $23.9 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $170.0 million on the Revolving Credit Facility and $170.6 million on the Incremental Term Loan, used for the redemption of the 2026 Notes. In addition, we received proceeds of $3.8 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $6.3 million for settlement assets and liabilities due to processing timing. During the first nine months of 2024, we repaid a net $47.8 million on the Term Loan under the Amendment, $9.3 million of other debt payments, and $5.1 million of debt issuance costs. In addition, we used $127.7 million to repurchase common stock and $9.3 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $7.0 million on the Revolving Credit Facility, proceeds of $4.1 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $17.7 million for settlement assets and liabilities due to processing timing.
Contractual Obligations and Commercial Commitments
For the nine months ended September 30, 2025, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2024, other than as disclosed in Note 3, Debt.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Stock-Based Compensation
•Accounting for Income Taxes

During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2025. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at September 30, 2025, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.3 million annually.

As of September 30, 2025, we had $873.1 million outstanding under our Credit Facility. Our Credit Facility has a floating rate, which was 6.01% as of September 30, 2025. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $5.2 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2025 through July 31, 2025	244,278	(1)	$45.08	244,183
August 1, 2025 through August 31, 2025	108,828	(1)	43.13	81,834
September 1, 2025 through September 30, 2025	82,348	(1)	50.69	33,505
Total	435,454				$207,145,000

(1)Pursuant to our 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended September 30, 2025, 229,527 shares of RSUs vested. We withheld 75,932 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, the board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock. The board periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In June 2024, the board approved the repurchase of the Company's common stock of up to $400.0 million in place of the remaining purchase amounts previously authorized. As of September 30, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $207.1 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.
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

ACI WORLDWIDE, INC. (Registrant)

Date: November 6, 2025	By:	/s/ ROBERT W. LEIBROCK
Robert W. Leibrock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)