Form 10-K
period 2025-12-31
ACI WORLDWIDE, INC.
filed 2026-02-26
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Company’s voting common stock held by non-affiliates on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the last sale price of the common stock on that date of $45.91 was $3,310,154,477. For purposes of this calculation, executive officers, directors, and holders of 10% or more of the outstanding shares of the registrant’s common stock are deemed to be affiliates of the registrant and are excluded from the calculation.
As of February 23, 2026, there were 101,719,981 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 2, 2026, are incorporated by reference in Part III of this report. This registrant’s Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

PART I
ITEM 1. BUSINESS
General
ACI develops, markets, installs, and supports a broad line of software solutions that deliver intelligent payments orchestration to banks, merchants, and billers. ACI powers the world's payments ecosystem by supporting any channel, any network, and any payment type. Our solutions support the new payment experiences that help power customers' growth and drive innovation. Our intelligent payments orchestration solutions empower customers to modernize their payments infrastructure to support the transactions their businesses need to stay ahead - at scale and without downtime.

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

ACI combines a global perspective with a local presence to tailor digital payment solutions for our customers. We believe that we have one of the most diverse and robust digital payment solution portfolios in the industry with application software spanning the entire payments value chain. We also believe that our financial performance has been attributable to our ability to design and deliver quality products and solutions coupled with our ability to identify and successfully complete and integrate strategic acquisitions.

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

Target Markets
ACI’s comprehensive digital payment solutions serve three key markets:

Banks, Intermediaries, and Merchants
ACI provides payment solutions to large and mid-sized banks globally for both retail banking, digital, and other payment services. Our solutions transform banks’ complex payment environments to speed time to market, reduce costs, and deliver a consistent experience to customers across channels while enabling them to prevent and rapidly react to fraudulent activity. In addition, we enable banks to meet the requirements of different payment schemes and to quickly create differentiated products to meet consumer, business, and merchant demands.

ACI’s payment solutions support intermediaries, such as processors, networks, payment service providers (“PSPs”), and new financial technology ("fintech") entrants. We offer these customers scalable solutions that strategically position them to innovate and achieve growth and cost efficiency, while protecting them against fraud with our artificial intelligence or AI, human, and data expertise. Our solutions also allow new entrants in the digital marketplace to access innovative payment schemes, such as the U.S. FedNow® Services and RTP® from The Clearing House, the UK Faster Payments, European TIPS, Australia NPP, South Africa RPP, the Payments Network Malaysia ("PayNe"), Real-time Retail Payments Platform ("RPP"), and others.

ACI’s support of merchants globally includes Tier 1 and Tier 2 merchants (in-store and online), PSPs, independent selling organizations (“ISOs”), value-added resellers (“VARs”), and acquirers who service them. These customers operate in a variety of verticals, including general retail, grocery, hospitality, dining, travel and ticketing, and others. Our solutions provide merchants with a secure, omnichannel payments platform that gives them flexibility and independence. Leveraging the vast choice of integrations through a single application programming interface ("API") and ACI’s proven AI, human, and data capabilities, merchant customers can orchestrate and protect payments and maximize convergence while reducing risk and operational costs. ACI® Payments Orchestration Platform™ serves more than 80,000 merchants worldwide and is powering payments for seven of the top 10 retailers globally. We also offer secure solutions to online-only merchants that provide consumers with a convenient and seamless way to shop.

Billers
Within the biller segment, ACI provides electronic bill presentment and payment (“EBPP”) services to billers operating in the consumer finance, insurance, healthcare, higher education, utility, government, mortgage, subscription providers, and telecommunications categories. Our solutions enable these customers to support a wide range of payment channels and types as well as provide a convenient consumer payments experience that helps billers optimize growth and operational efficiencies while improving customer experience. We also provide advanced fraud protection services to our biller customers, leveraging our proven AI, human, and data analytics capabilities.

Solutions
ACI is a global software company that delivers intelligent payments orchestration to banks, merchants, and billers. Customers use our proven, scalable, and secure solutions to process and manage digital payments, enable omni-commerce payments, present and process bill payments, and manage fraud and risk. Our strategic solution areas include the following:

Issuing and Acquiring
ACI offers comprehensive consumer payment solutions ranging from core payment engines to back-office support that enable banks and intermediaries to compete effectively in today’s real-time, open payments ecosystem.

ACI Connetic® brings a modern, flexible payment solution to the market that enables banks and intermediaries to build and intelligently orchestrate payment services, offering a unified ecosystem built on modern technology with a financial institution's future in mind for processing, routing, and managing multiple payment types across diverse networks and channels.

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

Account-to-Account Real-Time Payments
ACI Account-to-Account Payments' capabilities cover real-time payments, ACH, Real-Time Gross Settlement ("RTGS"), and cross-border solutions.

ACI real-time payments provides connectivity to instant payment rails, including origination, processing, orchestration, clearing and settlement, and fraud detection, and connectivity. The solution enables banks and intermediaries to connect to global real-time payment schemes and deliver value-added services to their customers. Organizations can flexibly take advantage of a wide array of business services including intuitive transaction search, real-time exceptions processing, batch handling, liquidity management, and more to support real-time, instant transactions.

ACI RTGS and cross-border are supported by a robust payments engine that offers numerous ISO 20022 and RTGS schemes. Featuring multi-currency, 24x7 payment processing capabilities with various payment acquisition options, value-added enrichments, STP processing, exception processing, and back-office integration interfaces. Allows financial institutions to process payments with a flexible solution that offers Swift GPI, Swift Go processing capabilities, and includes connectivity to European, UK, and U.S. RTGS schemes such as Target2, CHAPS, Fedwire, and CHIPS, as well as other schemes around the world.

ACI digital central infrastructure is a complete end-to-end solution that transforms and delivers benefits of real-time payments to a country switch for instant payments. Leveraging ISO 20022 standards and designed for the resilience and 24/7 processing that a country-level solution requires, it empowers new digital overlay services such as Request to Pay and QR-code processing to help a country modernize their payments ecosystem.

Merchant Payments (ACI Payments Orchestration Platform™)
ACI offers merchants a secure and scalable payments platform with the flexibility to support in-store, online, and mobile payments.

ACI Payments Orchestration Platform is a holistic, intelligent payments platform that orchestrates and optimizes payments by combining a powerful payments gateway with multilayered, fraud management, advanced business intelligence tools, and access to an extensive global network of acquirers, third-party providers, and alternative payment methods.

Payments Intelligence and Risk Management
ACI’s payments intelligence framework secures banks, merchants, and billers through AI network intelligence. It effectively combines artificial and human insights with network intelligence to achieve decision precision, mitigate sophisticated threats, and deliver value-added services for hyper-personalized consumer experiences.

ACI Fraud Management™ for merchants and billers provides a combination of patented AI technology, referred to as incremental machine learning models, fraud and payments data, predictive and behavioral analytics, positive profiling, customizable fraud strategies, expert support, and consortium data to mitigate risks and reduce the burden of compliance, delivered as a multi-tenant platform, deployed in the public cloud, or on-premises. It enables customers to protect their payments end to end from customer check-in to payment and post authorization, enhancing the customer experience. The solution also supports merchants and billers in managing abuses with returns, coupons, payment aggregators, and other first-party behaviors, reducing operational costs and enabling enriched services and offers to good consumers.

ACI Fraud Management™ for financial institutions offers banks, intermediaries, and merchants with private-label portfolios a robust, sophisticated, and easy-to-integrate solution that is able to deliver precise and actionable intelligence in real time by using a combination of sophisticated AI powered algorithms, data orchestration capabilities, network intelligence, and advanced predictive analytics to help prevent fraud and reduce the burden of compliance, delivered as a service, or deployed in the public cloud, or on-premises. Business users are empowered with a full set of AI and expert rules capabilities they can operate on their own, streamlining business strategy deployment and immediate impact against emerging threats.

ACI Fraud Scoring Services™, part of ACI Fraud Management for financial institutions, is an AI-first approach powered by our patented incremental learning technology, delivered via API calls to enhance fraud strategies and complement existing fraud prevention solutions. Available as a service from our platform, ACI provides customers with a risk assessment that combines the most advanced AI, human, and data capabilities, delivering precise fraud scores for any type of financial transaction, accompanied by explanation for the assessment. ACI maintains a very large set of signals, features, and machine learning models, and orchestrates each transaction through the path that delivers the best results for the customer. When necessary, ACI monitors, maintains, and refreshes all the machine learning models and strategies used, reducing all the burden a customer would have to deploy and maintain the most advanced AI solutions.

Bill Payments
ACI meets the bill payment needs of billers across myriad industries through a range of electronic bill payment offerings that help companies raise consumer satisfaction while reducing costs.

Speedpay ONE™ is a modern, scalable, and flexible payments platform that is designed to deliver multiple tiers of payments resiliency, security, and future-forward innovation for billers. This new era bill pay platform is fast, easy, and secure and helps billers drive operational efficiencies by reducing paper statements and calls into the contact center, increasing topline growth through expanded payment options and customer satisfaction, and improving retention by meeting customers where they are in terms of digital payments and the ability to pay anyone from any funding account.

On-Premises, On-Demand, or Hybrid Software Delivery Options
Our software solutions are offered to our customers through either a traditional term software license arrangement where the software is installed and operated on the customer premises or in a cloud environment, through an on-demand arrangement where the solution is maintained and delivered through the public cloud or ACI's private cloud via our global data centers, or a combination of the two based upon their unique needs. Solutions delivered through ACI’s on-demand cloud are available either as a Software-as-a-Service (“SaaS”) offering or as a Platform-as-a-Service (“PaaS”) offering. Pricing and payment terms depend on which solutions the customer requires and their transaction volumes. Generally, customers are required to commit to a minimum contract of five years, or three years in the case of certain SaaS and PaaS contracts.

Partnerships and Industry Participation
ACI partners often play multiple roles within our ecosystem. For example, organizations such as Visa and Mastercard can act as both technology partners and business partners, depending on the nature of the collaboration. We have two major types of third-party product partners: 1) technology partners, or industry leaders with whom we work closely that drive key industry trends and mandates, and 2) business partners, where we either embed the partners’ technology in ACI products, host the partners’ software in ACI’s cloud as a part of our cloud offerings, or jointly market solutions that include the products of the other company.

Technology partners help us add value to our solutions and stay abreast of current market conditions and industry developments such as standards. In addition, ACI has membership in or participates in the relevant committees of several industry associations, such as the International Organization for Standardization (“ISO”), Accredited Standards Committee ("ASC") X9, ATM Industry Association ("ATMIA"), Financial Services, Nexo Standards, UK Cards Association, U.S. Payments Forum, and the PCI Security Standards Council. These partnerships provide direction as it relates to the specifications that are used by the card schemes, real-time payment standards, and, in some cases, hardware vendors. These organizations typically look to ACI as a source of knowledge and experience to be shared in conjunction with creating and enhancing their standards. The benefit to ACI is having the opportunity to influence these standards with concepts and ideas that will benefit the market, our customers, and ACI.

We have alliances with our technology partners Microsoft Corporation, Amazon, HPE, IBM, Red Hat, and Oracle, whose industry-leading hardware, software, and cloud-based infrastructure services are utilized by and in delivery of ACI’s products. These partnerships allow us to understand developments in the partners’ technology and to utilize their expertise in topics like sizing, scalability, and performance testing.

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

Services
We offer our customers a wide range of professional services, including consultation, analysis, design, development, implementation, integration, testing, project management, and education services. Our service professionals generally perform the majority of the work associated with implementing and integrating our software solutions. In addition, we work with a limited number of systems integration and services partners such as Concerto, Opus Technologies, Synechron, and Cognizant Technology Solutions Corporation, for staff augmentation and coordinated co-prime delivery where appropriate.
ACI Education Services offer training as instructor-led sessions, self-paced eLearning, or a blended approach combining both. All formats are designed to help learners deepen their understanding of ACI solutions and apply their knowledge effectively. For advanced expertise, ACI also offers technical courses featuring hands-on labs, and tailored materials may be developed to meet individual customer needs. Training may be delivered at ACI’s dedicated education facilities, online, on demand, or at the customer’s site, depending on the ACI solution purchased and its deployment model.

Customer Support
Global HELP24 is ACI's global customer technical support organization with employees around the world. Global HELP24 is chartered to swiftly resolve technical support cases and answer technical product questions for ACI-supported solutions. Our customers can interact with Global HELP24 via eSupport on the website or by telephone for critical cases. Global HELP24 is responsible for opening and closing customer-initiated cases and following a well-documented, mature process for resolving them. The organization consists of an experienced team of technical analysts and works with a variety of developers, system engineers, and other internal partners to ensure timely and accurate case resolution.

Global HELP24 is available to customers after a solution has been installed and services are based on the relevant product support category. ACI product support is available 24/7/365.

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

Key competitors by solution area include the following:

Issuing, Acquiring, and Account-to-Account Payments
The software competitors for ACI’s issuing, acquiring, and account-to-account payments solutions include Fidelity National Information Service, Inc. ("FIS"), Finastra, Fiserv, Inc. ("Fiserv"), Mastercard, NCR, OpenWay Group, Total System Services, Inc. (Global Payments), Volante, and Worldline as well as small, regionally-focused companies such as BPC Banking Technologies, CR2, Cranium Ventures, Financial Software and Systems, Form3, HPS, Icon Solution, Lusis Payments Ltd., Opus Software Solutions Private Limited, PayEx Solutions AS, Renovite, and RS2. Primary digital payment processing competitors in this area include global entities such as Atos Origin S.A., Fiserv, Mastercard, SiNSYS, and Visa, as well as regional or country-specific processors.

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

Payments Intelligence and Risk Management
Principal competitors for our ACI Fraud Management solution are Accertify (American Express), BAE Systems, Cybersource (Visa), Fair Isaac Corporation (FICO), Featurespace, Feedzai, FIS, Fiserv, Forter, Kount, NCR, NICE LTD, and SAS Institute, Inc., as well as dozens of smaller companies focused on niches of this segment such as device identification and anti-money laundering.

Bill Payments
The primary competitors for our bill payments solution include Alacriti, FIS, Fiserv, InvoiceCloud, Kubra, One Inc., Paymentus, PayNearMe, Repay, as well as smaller vertical-specific providers.

Research and Development
Our product development efforts focus on new products while increasing the functionality of existing products. To ensure we are building for the market, we facilitate user group meetings to help us determine our product and solution strategy, development plans, and aspects of customer support. The user groups are generally organized geographically or by product lines. We believe that the timely development of new applications and enhancements is essential to maintaining our competitive position in the market.

During the development of new products and solutions, we work closely with our customers and industry leaders to determine requirements. We work with device manufacturers, such as Diebold, NCR, and Wincor-Nixdorf, to ensure compatibility with the latest ATM technology. We also work with network vendors, such as Mastercard, Swift, and Visa, to ensure compliance with new regulations or processing mandates. We partner with computer hardware and software manufacturers, such as HPE, IBM, Microsoft Corporation, and Oracle, to ensure compatibility with new operating system releases and generations of hardware. Customers often provide additional information on requirements and serve as beta-test partners.

We have a continuous process to encourage and capture innovative product ideas. Such ideas include new features, as well as entirely new products or service offerings. A proof of concept ("POC") may be conducted to validate the idea. If determined to be viable, the innovation is scheduled into a product roadmap for development and release.

To ensure the highest software quality, we implement rigorous testing and quality assurance processes throughout the development lifecycle. This includes automated testing, code reviews, and continuous integration practices to identify and resolve issues early. Our commitment to software quality ensures that our products are reliable, secure, and meet the highest standards of performance.

Customers
We provide software products and solutions to our bank, intermediary, and merchant customers worldwide. Our bill payment products and solutions are sold in the United States. As of December 31, 2025, we serve thousands of organizations, including nearly all of the top 10 banks worldwide, as measured by asset size, and 80,000+ merchants, and we have customers in approximately 90 countries on six continents. No single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2025, 2024, and 2023. No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2025 and 2024.

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

Human Capital
As of December 31, 2025, we had 2,930 employees worldwide, with 1,335 employees in the Americas, 819 employees in EMEA, and 776 employees in Asia Pacific. ACI emphasizes an inclusive workplace, with employees in over 40 countries. Globally, 37% of our employees are women. We are committed to ensuring employees feel safe and respected, regardless of race, color, age, gender, disability, minority, sexual orientation, or any other protected class. Employees have the ability to challenge themselves and continue to grow through various assignments, projects, and development programs. We strive to offer competitive salaries and benefits to all employees, and we continuously monitor salary ranges in our market areas.

Retention
Our voluntary regrettable turnover, or our turnover of high performers, through December 31, 2025 was 5%, which compares favorably to industry turnover rates. We are pleased with our retention and will continue to employ strategies to retain and engage our global employees.

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
•Fitness reimbursement program

Some of these benefits are available to our employees outside the United States where applicable and permissible by law in addition to locally provided benefits.

Globally, all employees have access to an employee assistance program which offers support to employees and their immediate family to address a range of personal needs and concerns in support of their well-being and mental health. All employees also have access to a lifestyle spending account which helps cover expenses related to improving physical wellbeing.

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

Executive Officers of the Registrant
As of February 26, 2026, our executive officers, their ages, and their positions were as follows:

Name	Age	Position
Thomas W. Warsop, III	59	President, Chief Executive Officer, and Director
Robert W. Leibrock	44	Chief Financial Officer
Ronald C. Shultz	56	General Manager, ACI Speedpay
Erich J. Litch	55	General Manager, Payment Software

Mr. Warsop was appointed President and Chief Executive Officer on June 1, 2023. He joined the ACI Board of Directors in June 2015 and became non-executive Chairman in June 2022. Prior to ACI, Mr. Warsop led various portfolio companies for several leading private equity firms, including One Call Care Management, York Risk Services Group, and The Warranty Group. He served as Group President at Fiserv, Inc., a provider of technology solutions to the financial industry, from 2007 to 2012. Earlier in his career, he served in various capacities at Electronic Data Systems for 17 years, including President of its Business Process Outsourcing unit in Asia Pacific, Vice President in the United Kingdom, and Vice President of Global Financial Services. Mr. Warsop holds a Bachelor of Business Administration in Finance from Southern Methodist University

Mr. Leibrock was appointed as Chief Financial Officer on July 1, 2025. Prior to joining ACI, Mr. Leibrock served as Senior Vice President, Chief Operating Officer, and Chief Financial Officer at Red Hat. Prior to Red Hat, he spent nearly 20 years at IBM in senior roles across the finance and software organizations, most recently serving as Corporate Assistant Controller. Earlier in his IBM career, he held financial leadership positions spanning security and automation software, cloud platform, global technology services, and the mainframe business. Mr. Leibrock holds a Bachelor of Arts in Business Administration in Finance from the University of Connecticut.

Mr. Shultz has served as General Manager of ACI Speedpay since joining ACI on January 23, 2023. Prior to joining ACI, Mr. Shultz served as Executive Vice President of Global Bill Pay at Mastercard and held CEO roles for two acquired bill pay companies. At Mastercard, he also led the New Payment Flows business in North America. Prior to Mastercard, he co‑founded Billbridge and held various roles at American Express, A.T. Kearney, and Price Waterhouse. Mr. Shultz holds a Master of Business Administration from the Kellogg School of Management at Northwestern University and a Bachelor of Business Administration from the University of Michigan.

Mr. Litch began serving as General Manager of Payment Software on January 14, 2025, after joining ACI on October 15, 2024 as the Head of Merchant Solutions. Prior to joining ACI, Mr. Litch served as President and Chief Operating Officer of 2Checkout. Prior to 2Checkout, he held various senior leadership roles at Fiserv, CheckFree, and Corillian, supporting enterprise software and payments solutions for global financial institutions. Mr. Litch holds a J.D. from Loyola Law School and a Bachelor of Arts from the University of California, Los Angeles.

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
As part of our business, we electronically receive, process, store, and transmit information, including personal information and sensitive business information of our customers. Cybersecurity incidents vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts, AI deep fakes, zero-day sophistication, supply chain threats, AI created malware or ransomware, or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities in both ACI and cloud provider infrastructure along with vulnerabilities in software including software commonly used by companies in cloud-based services and bundled software. Like many other companies, we detect attempts by threat actors to gain access to our systems and networks on a frequent basis, and the frequency of such attempts could increase in the future. Unauthorized access, use, or disruptions to our data, computer systems or databases or other cybersecurity incidents or similar attacks could result in the theft or publication of confidential information, including intellectual property and consumer information, or the deletion or modification of records or could otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Security breaches and cybersecurity incidents in connection with the delivery of our products and services, including products and services utilizing the Internet, or well-publicized security breaches, and the trend toward broad consumer and general public notification of such incidents, could significantly harm our business, financial condition, cash flows and/or results of operations. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting our networks and confidential information. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our applications unavailable. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers. A cybersecurity incident or failure or disruption relating to our information or systems or that of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce and maintain our information technology infrastructure, systems, or security measures may result in substantial harm to our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. The shift to a remote/hybrid work model has expanded our attack surface, increasing the complexity of securing our information systems and data.

Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

We rely on third-party cloud infrastructure and related services to deliver and operate our platform and deliver our solutions, and any disruption, limitation, or change in these cloud services could adversely affect our business, results of operations and financial condition.
Our platform and solutions depend on third-party cloud service providers for computing, storage, networking, and data management infrastructure. We currently use Microsoft Azure and Amazon Web Services and may also utilize other cloud providers for hosting, content delivery, analytics, and AI services. These cloud environments are critical to operating our platform and delivering our solutions. If any of these third-party providers experience interruptions, capacity constraints, cybersecurity incidents, or performance degradation, or if we or our clients encounter technical issues in connecting to their platforms, our platform and solutions could become slow, unreliable, or unavailable. Even temporary outages could harm our reputation, trigger service-level penalties under client contracts, and cause clients to delay renewals or choose our competitors. Because many of the services we use are proprietary to our cloud providers, we may have limited ability to quickly migrate workloads to alternative vendors without incurring substantial costs or service disruption. Our dependence on a small number of cloud vendors also exposes us to risks of pricing increases, changes in service terms, data egress or storage costs, and regional availability limitations. Additionally, cloud service failures can originate not only from the primary vendor but from underlying networks, software updates, or third-party subprocessors integrated into those environments. If our providers fail to maintain adequate security, availability, or compliance certifications, or if regulatory changes restrict cross-border data transfers or cloud usage for certain types of data, we may need to re-architect or relocate infrastructure, resulting in additional expense and operational complexity. Any material disruption, data loss, increase in cost, or limitation in the performance, features, or availability of third-party cloud services could adversely affect our business, results of operations, and reputation.

Our reliance on third parties could adversely affect our operations, compliance, security and reputation.
We rely on third parties to operate our business, including with respect to software development and integration, intermediaries and agents that support international sales, external information technology and cloud service providers, and outsourced customer support providers. These relationships introduce performance, financial, compliance, information security, continuity, and concentration risks that are often outside our control. Our oversight, audit rights, and contractual remedies may be limited, and service level commitments or indemnities may not fully compensate for losses. Failures by our third party partners to perform as expected, maintain adequate internal controls, protect data, meet quality or timeliness standards, or comply with applicable laws and regulations could result in interruptions to critical operations, delays in product delivery, security and privacy incidents, investigations, fines or penalties, adverse contract outcomes, and reputational harm. Replacing or migrating away from a third party can be costly, complex, and time-consuming, and viable alternatives may not be available on acceptable terms or timelines.
Some third parties may also use or integrate AI tools in their development, support, or operational processes. Such use can heighten risks of data leakage or misuse of confidential information, introduce biased or inaccurate outputs, or inadvertently incorporate third-party intellectual property. Limited visibility into a partner’s AI governance, training data, and control frameworks may increase our exposure to compliance, IP, privacy, and reputational risks.
If any key third party were to fail to perform, cease operations, suffer a material disruption, or otherwise not provide services on acceptable terms, we could experience business interruptions, degraded platform or solution performance, increased costs to replace or duplicate services, customer dissatisfaction and churn, and litigation, any of which could materially and adversely affect our business, results of operations and financial condition.

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

Macroeconomic and geopolitical conditions could adversely affect our business, results of operations and financial condition.
Adverse or uncertain macroeconomic conditions, including inflation, interest rate volatility, recessionary pressures, reduced consumer spending, banking stress, and foreign currency fluctuations, may lead customers to delay or reduce spending, extend sales and implementation cycles, pressure pricing and renewals, impair collections, increase our operating costs, and limit access to capital. Our global operations also expose us to differing local conditions and exchange‑rate movements that can affect reported results.

Current and potential conflicts continue to challenge global companies, including us. We currently have one employee in Russia, a dormant customer in Russia, and customers located in the Middle East. The U.S. and other global governments have placed restrictions on how companies may transact with, and provide services or solutions to certain countries, including Russia.

Geopolitical instability and related government actions (such as sanctions and export controls), can disrupt financial markets and payment networks, depress transaction volumes, restrict cross‑border activity, and increase operational risks. We may be required to suspend or modify services, incur additional compliance and resiliency costs, or experience outages or vendor disruptions. Any of these developments could materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Products and Services
If customers do not adopt our new payment solution, ACI Connetic, as anticipated, our business, results of operations and financial condition could be adversely affected.
We have invested significant resources to design, develop, launch and commercialize ACI Connetic, which is our comprehensive cloud-native payments hub solution. Customer adoption of ACI Connetic depends on our ability to provide compelling functionality and predictable implementation and migration paths from our existing products and solutions. Introducing a new platform presents numerous operational, technical, financial and commercial risks. Unanticipated defects, outages, latency, or other performance shortfalls could harm our reputation for reliability, trigger service credits or other remedies under customer agreements, increase our support and remediation costs, delay sales cycles, and reduce renewals or expansions. Customers may delay or decline adoption if they perceive operational risk, insufficient incremental value, heightened or unnecessary switching costs, or a disruption to their existing user experience. Even where customers elect to adopt ACI Connetic, implementation at a customer may prove to be more difficult, costly or time consuming than originally anticipated. In addition, our competitors may offer their own solutions with features that our customers prefer. Larger or better-capitalized competitors may replicate or outpace our innovations in ACI Connetic, bundle offerings, leverage broader ecosystems, or use pricing and contract terms that make it more difficult for us to retain our current customers or win new business. If a material number of our customers choose not to adopt ACI Connetic or if we are unable to attract sufficient new customers to fuel our growth, our revenue could be adversely affected.

The introduction of ACI Connetic also creates risks of cannibalization and pricing pressure if our current customers migrate from higher‑priced legacy arrangements to ACI Connetic with different pricing or consumption models. Any shift toward usage‑based or cloud‑delivered services could introduce revenue variability, require new go‑to‑market motions, or necessitate changes to partner programs and channel economics. Additionally, to the extent ACI Connetic incorporates third‑party technologies, cloud infrastructure, data residency options, artificial intelligence or machine learning features, or new compliance tooling, we may be exposed to supplier performance, intellectual property, regulatory, model governance, explainability, and data privacy risks, as well as evolving security standards and threat vectors. Meeting financial services regulatory expectations across multiple jurisdictions is complex and may require incremental investment, controls, certifications, and audits, and any failure or delay could impede adoption or result in penalties or contractual remedies.
If we fail to execute on our ACI Connetic roadmap or if we do not gain a threshold level of market acceptance, we may experience slower than expected growth, lower retention rates, reduced revenue and margins and reputational harm. The timing and magnitude of these effects are subject to uncertainty given the rapid pace of technological change and competition in the payments industry. Even if market adoption of ACI Connetic occurs, it may take longer or cost more than we anticipate and may not generate the revenues we expect, which could materially adversely affect our business, results of operations and financial condition.

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

In addition, our customers must ensure that our services comply with the government regulations, including the EU GDPR, DORA, and industry standards that apply to their businesses. Federal, state, foreign or industry authorities could adopt laws, rules, or regulations affecting our customers’ businesses that could lead to increased operating costs that may lead to reduced market acceptance. In addition, action by regulatory authorities relating to credit availability, data usage, privacy, or other related regulatory developments could have an adverse effect on our customers and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

Our business could be harmed if we fail to comply with privacy and cybersecurity laws and regulations imposed on providers of services to financial institutions.
As a provider of services to financial institutions, we may be bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. The processing of personal data and other types of information subjects us to a number of domestic and international laws that govern and regulate the processing of personal information and other types of protected data. These laws regulate and address a range of issues including data privacy (e.g., restrictions or technological or process requirements regarding the processing of data), cybersecurity (e.g., requirements for the protection of personal information against compromise of the confidentiality, integrity, or availability of personal information), breach notification, and data governance. These laws can vary substantially from jurisdiction to jurisdiction, and are rapidly evolving. We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. These laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. These laws and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. If we fail to comply with applicable laws and regulations, including the EU GDPR, DORA, CCPA, and other laws, we could be exposed to regulatory investigations and actions, lawsuits for breach of contract or to governmental or consumer claims, our customer relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new customers. Compliance with these and new laws could involve substantial expenses and divert resources from other initiatives and projects. More restrictive privacy, data protection and cybersecurity laws adopted in the future could have an adverse impact on our business.

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

The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we do business remain focused on the taxation of multinational corporations. Under the OECD Inclusive Framework, over 140 countries have agreed to implement a two-pillar solution to address the challenges posed by the digitalization of the economy. The Pillar Two Framework (“Pillar Two”) introduces a 15% global minimum effective tax rate for certain multinational groups. Based on legislation enacted to date and currently available guidance, we have not recorded a material tax liability related to Pillar Two. However, these global minimum tax rules are new and technically complex, and governments continue to issue updates on how they should be interpreted and applied. Differences in how jurisdictions implement the rules, as well as future guidance from the OECD or taxing authorities, could change our tax obligations in future periods. We continue to evaluate the impact of these legislative changes as additional guidance becomes available. While Pillar Two did not significantly impact us in 2025, uncertainty remains regarding the implementation and impact of these initiatives, which could adversely affect our business or financial results in future years. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs, which could negatively affect our business, results of operations, and financial condition.

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
Our balance sheet includes goodwill and intangible assets that represent a significant portion of our total assets at December 31, 2025. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could materially negatively affect our results of operations.

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
Our credit facility contains customary affirmative and negative covenants for debt of these types that limit our ability to engage in specified types of transactions. If an event of default occurs, the lenders or trustees will be entitled to take various actions, including, but not limited to, demanding payment for all amounts outstanding. If adverse global economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to reduced demand for our products and services and as a result, we could fail to satisfy the financial and other restrictive covenants to which we are subject under our existing debt, resulting in an event of default. If we are unable to cure the default or obtain a waiver, we will not be able to access our credit facility and there can be no assurance that we would be able to obtain alternative financing. See Note 3, Debt, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Our existing levels of debt and debt service requirements may adversely affect our financial condition or operational flexibility and prevent us from fulfilling our obligations under our outstanding indebtedness.
Our level of debt could have adverse consequences for our business, financial condition, operating results and operational flexibility, including the following: (i) the debt level may cause us to have difficulty borrowing money in the future for working capital, capital expenditures, acquisitions or other purposes; (ii) our debt level may limit operational flexibility and our ability to pursue business opportunities and implement certain business strategies; (iii) we use a large portion of our operating cash flow to pay principal and interest on our credit facility, which reduces the amount of money available to finance operations, acquisitions and other business activities; (iv) we have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions; (v) some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; (vi) there are significant maturities on our debt that we may not be able to fulfill or that may be refinanced at higher rates; and (vii) if we fail to satisfy our obligations under our outstanding debt or fail to comply with the financial or other restrictive covenants required under our credit facility, an event of default could cause all of our debt to become due and payable and could permit the lenders under our credit facility to foreclose on the assets securing such debt.

Despite our current levels of debt, we may still incur substantially more debt, including secured debt, and similar liabilities, which would increase the risks described in these risk factors relating to indebtedness.
Although the agreements governing our credit facility include restrictions on our ability to incur additional debt, those agreements do not prohibit us from incurring additional debt or pursuing other financing arrangements. As a result, the amount of additional debt and other obligations that we could incur could be substantial. Accordingly, to the extent permitted under our credit agreement, we could incur significant additional debt, liabilities or similar obligations in the future. In addition, if we form or acquire any subsidiaries in the future, those subsidiaries also could incur debt or similar liabilities. If new debt or similar liabilities are added to our current debt levels, the related risks that we now face could increase.

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
A significant percentage of our expenses, particularly personnel and facilities costs, are relatively fixed and based in part on anticipated revenue levels, which can be difficult to predict. A decline in revenues without a corresponding and timely slowdown in expense growth could adversely affect our business. Significant revenue shortfalls in any quarter may cause significant declines in operating results since we may be unable to reduce spending in a timely manner.

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

In the event of a reported potential cybersecurity incident, the Global Information Security team ("GIS") determines whether such incident triggers our cybersecurity threat evaluation and response plan (the “Response Plan”). If triggered, our cybersecurity response team, which includes representatives from GIS, our business team, and executive leadership, as needed under the circumstances (the “Cyber Response Team”), is convened. Members of the Cyber Response Team are responsible for developing, recommending and implementing the necessary measures to address the cybersecurity incident, including assessing, containing and mitigating its impact, notifying members of our management, the Audit Committee and the full Board of Directors (the "Board") of the cybersecurity incident, and coordinating external communications, in each case as appropriate under the circumstances. The Cyber Response Team is responsible for implementing and monitoring the effectiveness of any remediation plan adopted as a result of the cybersecurity incident.

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

Our CISO has served in various roles in information technology and information security for more than 30 years, including 20 years in Financial Services, along with serving as the Deputy Head of Global Information Security at ACI prior to being designated as CISO and has been with ACI since 2008. Our CCO has served in various risk and compliance roles in both global and regulated entities within financial services organizations, along with serving as the Director of Regulatory Compliance at ACI prior to being designated as CCO and has been with ACI since 2019. The CCO’s expertise focuses on designing, maturing, and embedding risk and compliance frameworks; credentials also include a Juris Doctor and a Bachelor of Arts in Political Science.

The Audit Committee oversees our cybersecurity strategy and risks. The Audit Committee is provided with cybersecurity strategy and risk updates on a quarterly, or as needed, basis. In addition, the Board is provided with an annual cybersecurity update that addresses similar topics to those discussed with the Audit Committee on a quarterly basis.
ITEM 2. PROPERTIES
We lease office space in Elkhorn, Nebraska, for our principal executive offices. As of the end of 2025, we owned and leased a total of approximately 223,000 square feet of office and data center space in the United States and leased approximately 199,000 square feet of office and data center space outside the United States, primarily in India, Ireland, South Africa, Romania, and Singapore.

We believe our current facilities are adequate for our present and short-term foreseeable needs and that additional suitable space will be available as required. We also believe we will be able to renew leases as they expire or secure alternate suitable space.

See Note 11, Leases, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information regarding our obligations under our facilities leases.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please refer to Note 12, Commitments and Contingencies, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on The NASDAQ Global Select Market under the symbol ACIW.

As of February 23, 2026, there were 203 holders of record of our common stock. A substantially greater number of shareholders hold our common stock in “street name”, or as beneficial holders whose shares are held in the name of banks, brokers, or other financial institutions.

For equity compensation plan information, please refer to Item 12 in Part III of this Annual Report.

Dividends
We have never declared nor paid cash dividends on our common stock. We do not presently anticipate paying cash dividends. However, any future determination relating to our dividend policy will be made at the discretion of our Board and will depend upon our financial condition, capital requirements, and earnings, as well as other factors the Board may deem relevant. The terms of our current Credit Facility may restrict the payment of dividends subject to us meeting certain financial metrics and being in compliance with the events of default provisions of the agreement.

Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2025 through October 31, 2025 (1)	184,275	$49.84	184,212
November 1, 2025 through November 30, 2025 (1)	701,474	47.07	671,159
December 1, 2025 through December 31, 2025 (1)	313,981	47.16	251,055
Total	1,199,730			$456,390,000

(1)Pursuant to our 2020 Equity and Performance Incentive Plans, (the "2020 Plan"), we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended December 31, 2025, 299,794 shares of RSUs vested. We withheld 93,304 of these RSUs to pay the employees’ portion of the applicable minimum payroll withholding taxes.

In 2005, the Board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In October 2025, the Board approved the repurchase of the Company's common stock for up to $500.0 million, in place of the remaining purchase amounts previously authorized. As of December 31, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $456.4 million.

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

The graph above compares ACI Worldwide, Inc.’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the S&P 500 Index and the S&P 600 Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2020, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. This information was provided by Zacks Investment Research, Inc. of Chicago, Illinois.

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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
ACI Worldwide delivers transformative software solutions that power intelligent payments orchestration in real time so banks, merchants, and billers can drive growth, while continuously modernizing their payment infrastructures, simply and securely. With 50 years of trusted payments expertise, we combine our global footprint with a local presence to offer enhanced payment experiences to stay ahead of constantly changing payment challenges and opportunities.

Our products are sold and supported directly and through distribution networks covering three geographic regions – the Americas, EMEA, and Asia Pacific. Each region has its own globally coordinated sales force, supplemented with local independent resellers and/or distributor networks. Our products and solutions are marketed under the ACI Worldwide brand and used globally by banks of all sizes, central banks, intermediaries, merchants, and billers, such as third-party electronic payment processors, payment associations, switch interchanges, and a wide range of transaction-generating endpoints, including ATMs, merchant POS terminals, bank branches, mobile phones, tablets, corporations, and internet commerce sites.

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

Key trends that currently impact our strategies and operations include:

Increasing digital payment transaction volumes. The adoption of digital payments continues to accelerate, driven by the increased adoption of instant payments and other financial inclusion efforts of countries throughout the world, with countries such as India, Brazil, Indonesia, Malaysia, and most recently Colombia, growing dramatically. Contactless payments adoption for in-person payments was thrust forward in response to the COVID-19 pandemic, and that usage has not abated. ACI leverages growth in transaction volumes through the licensing of payment technologies to banks and intermediaries seeking to take advantage of that growth, supporting 44 global payment schemes and providing the central infrastructure to 11 central banks directly operating the scheme using ACI software. With the launch of ACI Connetic, our comprehensive cloud-native payments hub solution available as a SaaS solution, participating in this growth is now accessible to banks of all sizes, significantly increasing ACI’s addressable market for software solutions.

ISO 20022 and enhanced payment standards. In 2024 and 2025, banks and processors across the globe achieved major milestones with the certification and go-live of ISO 20022 compliance across the major wires networks, including Fedwire, Swift, CHAPS, and CHIPS. ACI solutions were instrumental in this new initiative, regularly processing more than two-thirds of Fedwire payments traffic and approximately 15% of Swift payments traffic globally. These go-live events were highly consequential in financial services globally, and with the enhanced data standards described, the financial system stands to be easier to secure and provide much richer analytics.

Adoption of cloud technology. ACI has recognized the industry’s technical inflection point as financial institutions transition from traditional on‑premises infrastructure to private and public cloud environments, and we are actively supporting our customers’ cloud strategies. Cloud technology enables the financial services ecosystem to reduce technical risk, accelerate innovation, improve time‑to‑market for new revenue-generating solutions, and enhance scalability, resiliency, and long‑term operating economics. As banks, intermediaries, merchants, and billers modernize their systems to take advantage of these capabilities, our ongoing investments and partnerships allow us to deliver cloud benefits today while maintaining ACI’s core strengths in performance, resiliency, and scalability. In addition, cloud‑native, multi‑tenant SaaS solutions expand our reach to smaller institutions by providing scalable, easy‑to‑integrate offerings at accessible price points. Building on these foundations, ACI Connetic—our fully cloud‑native banking platform launched in 2025—advances this strategy by conforming fully to Cloud Native Computing Foundation principles and by being deployable across public cloud environments such as Microsoft Azure and Amazon Web Services, as well as customers’ private clouds. Working closely with key hardware and software partners including IBM and Red Hat, we ensure ACI Connetic can operate at scale in public, private, and multi‑cloud deployments, supporting the needs of the largest global banks and processors, particularly in highly regulated markets where concentration risk and data sovereignty considerations drive deployment strategy.

Payments Intelligence and Artificial Intelligence. The accelerated adoption of real-time payments and new risks associated with AI agents driving new exploits increases the urgency for industry-wide collaboration against fraud. As the threat of scams becomes a greater concern for remitting and receiving institutions, consumers are challenged with increased friction to prevent account take-over and criminals successfully persuading consumers to push transactions themselves, inadvertently, to mule accounts they have full control of, created with fake or synthetic identity, or simply "borrowed" with or without consent of the legit account holders. While AI will be used to accelerate vulnerabilities, it can also be used to automate financial protection, including but not limited to recognition of synthetic identities and automated remediation. Banks and intermediaries, merchants, and billers are pursuing solutions to mitigate their risks while improving their customer experience, protecting their margins, and securing their revenue streams, especially with their new products and offerings. We continue to see opportunities for AI and other advanced analytics capabilities to stop fraudulent behavior and enable frictionless customer experiences.

The GENIUS Act and stablecoins. With the passage of the 2025 GENIUS Act in the United States, stablecoins gained international attention and prominence. As a leading software provider of solutions to move value around the world, ACI already plays a significant role in enabling stablecoin workflows as fiat currency funds are transferred to and from issuers and stablecoins are minted and burned. We recognize the importance of stablecoins to global value transfer, especially cross-border transfers, and ACI Connetic at its core design is the ideal platform for initiating, managing, and receiving those transfers. As customers are evaluating payment hubs, we expect that ACI Connetic and our strategy for stablecoin support will be well-received in the market.

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

Our backlog estimates assume renewals based upon automatic renewal provisions in the executed contract and our historic experience with customer renewal rates.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of December 31, 2025; September 30, 2025; June 30, 2025; March 31, 2025; and December 31, 2024 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Payment Software	$3,372	$3,351	$3,333	$3,142	$3,102
Biller	3,887	3,752	3,712	3,597	3,604
Total	$7,259	$7,103	$7,045	$6,739	$6,706

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Committed	$2,304	$2,345	$2,321	$2,257	$2,413
Renewal	4,955	4,758	4,724	4,482	4,293
Total	$7,259	$7,103	$7,045	$6,739	$6,706

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

Results of Operations
The following tables present the consolidated statements of operations, as well as the percentage relationship to total revenues of items included in our consolidated statements of operations (in thousands):

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	2025				2024
	Amount	% of Total Revenue	$ Change vs 2024	% Change vs 2024	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$1,008,448	58%	$110,469	12%	$897,979	56%
License	461,505	26%	49,199	12%	412,306	26%
Maintenance	201,280	11%	10,517	6%	190,763	12%
Services	88,549	5%	(4,691)	(5)%	93,240	6%
Total revenues	1,759,782	100%	165,494	10%	1,594,288	100%
Operating expenses:
Cost of revenue	897,651	51%	105,868	13%	791,783	50%
Research and development	167,541	10%	20,864	14%	146,677	9%
Selling and marketing	125,074	7%	6,722	6%	118,352	7%
General and administrative	142,706	8%	24,327	21%	118,379	7%
Depreciation and amortization	96,896	6%	(14,066)	(13)%	110,962	7%
Total operating expenses	1,429,868	82%	143,715	11%	1,286,153	80%
Operating income	329,914	18%	21,779	7%	308,135	20%
Other income (expense):
Interest expense	(57,847)	(3)%	14,624	(20)%	(72,471)	(5)%
Interest income	14,874	1%	(1,052)	(7)%	15,926	1%
Other, net	19,729	1%	20,910	n/a	(1,181)	—%
Total other income (expense)	(23,244)	(1)%	34,482	60%	(57,726)	(4)%
Income before income taxes	306,670	17%	56,261	22%	250,409	16%
Income tax expense	80,012	5%	32,721	69%	47,291	3%
Net income	$226,658	12%	$23,540	12%	$203,118	13%

Revenues
Total revenue for the year ended December 31, 2025, increased $165.5 million, or 10%, as compared to the same period in 2024.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $8.9 million increase in total revenue during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, total revenue for the year ended December 31, 2025, increased $156.6 million, or 10%, as compared to the same period in 2024.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
The Company’s SaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a multi-tenant or single-tenant cloud environment on a subscription basis. The Company’s PaaS arrangements allow customers to use certain software solutions (without taking possession of the software) in a multi-tenant cloud environment on a subscription or consumption basis. Included in SaaS and PaaS revenue are fees paid by our customers for use of our Biller solutions. Biller-related fees may be paid by our clients or directly by their customers and may be a percentage of the underlying transaction amount, a fixed fee per executed transaction or a monthly fee for each customer enrolled. SaaS and PaaS costs include payment card interchange fees, the amounts payable to banks and payment card processing fees, which are included in cost of revenue in the accompanying consolidated statements of operations. All fees from SaaS and PaaS arrangements that do not qualify for treatment as a distinct performance obligation, which includes set-up fees, implementation or customization services, and product support services, are included in SaaS and PaaS revenue.

SaaS and PaaS revenue increased $110.5 million, or 12%, during the year ended December 31, 2025, as compared to the same period in 2024.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $2.6 million increase in SaaS and PaaS revenue during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the year ended December 31, 2025, increased $107.9 million, or 12%, as compared to the same period in 2024.
•The increase was primarily driven by new customer go-lives since December 31, 2024, and higher transaction volumes during the year ended December 31, 2025, as compared to the same period in 2024.

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

License revenue increased $49.2 million, or 12%, during the year ended December 31, 2025, as compared to the same period in 2024.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $4.6 million increase in license revenue during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, license revenue for the year ended December 31, 2025, increased $44.6 million, or 11%, as compared to the same period in 2024.
•The increase in license revenue was driven by the relative size of new license and capacity events during the year ended December 31, 2025, as compared to the same period in 2024.

Maintenance Revenue
Maintenance revenue includes standard and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $10.5 million, or 6%, during the year ended December 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.9 million increase in maintenance revenue during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, maintenance revenue for the year ended December 31, 2025, increased $9.6 million, or 5%, as compared to the same period in 2024.
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

Services revenue decreased $4.7 million, or 5%, during the year ended December 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.8 million increase in services revenue during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, services revenue for the year ended December 31, 2025, decreased $5.5 million, or 6%, as compared to the same period in 2024.
•The decrease was primarily driven by the timing and magnitude of project-related work during the year ended December 31, 2025, as compared to the same period in 2024.

Operating Expenses
Total operating expenses for the year ended December 31, 2025, increased $143.7 million, or 11%, as compared to the same period in 2024.
•Total operating expenses for the year ended December 31, 2025, included $7.7 million for cost reduction strategies and $1.2 million of other significant transaction-related expenses during the period. Total operating expenses for the year ended December 31, 2024, included $8.6 million for cost reduction strategies and $1.0 million of other significant transaction-related expenses during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $2.4 million increase in total operating expenses for the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, total operating expenses for the year ended December 31, 2025, increased $142.0 million, or 11%, as compared to the same period in 2024.

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

Cost of revenue increased $105.9 million, or 13%, during the year ended December 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.7 million increase in cost of revenue during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, cost of revenue increased $105.2 million, or 13%, for the year ended December 31, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher payment card interchange and processing fees of $85.2 million. The remaining increase was due to higher personnel and related expenses of $20.0 million, including a $4.5 million increase in stock-based compensation expense.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $20.9 million, or 14%, during the year ended December 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.5 million increase in R&D expense during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, R&D expense increased $20.4 million, or 14%, during the year ended December 31, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses, including a $3.2 million increase in stock-based compensation expense.

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

Selling and marketing expense increased $6.7 million, or 6%, during the year ended December 31, 2025, as compared to the same period in 2024.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.5 million increase in selling and marketing expense during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of foreign currency, selling and marketing expense increased $6.2 million, or 5%, during the year ended December 31, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses, including a $3.4 million increase in stock-based compensation expense.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $24.3 million, or 21%, during the year ended December 31, 2025, as compared to the same period in 2024.
•General and administrative expenses for the year ended December 31, 2025, included $7.7 million for cost reduction strategies and $1.2 million of other significant transaction-related expenses during the period. General and administrative expenses for the year ended December 31, 2024, included $4.3 million for cost reduction strategies and $1.0 million of other significant transaction-related expenses during the period.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in general and administrative expense during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, general and administrative expense increased $20.3 million, or 18%, for the year ended December 31, 2025, as compared to the same period in 2024.
•The increase was primarily due to higher personnel and related expenses of $22.5 million, including a $18.0 million increase in stock-based compensation expense, partially offset by a decrease in professional and other legal fees of $2.2 million.

Depreciation and Amortization
Depreciation and amortization decreased $14.1 million, or 13%, during the year ended December 31, 2025, as compared to the same period in 2024.
•Depreciation and amortization for the year ended December 31, 2024, included $4.4 million of accelerated depreciation related to the closure of a facility.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in depreciation and amortization expense during the year ended December 31, 2025, as compared to the same period in 2024.
•Adjusted for the impact of the facility closure and foreign currency, depreciation and amortization decreased $10.0 million, or 9%, for the year ended December 31, 2025, as compared to the same period in 2024.
•The decrease was primarily due to a decrease in amortization for fully amortized intangibles acquired through acquisitions.

Other Income and Expense
Interest expense for the year ended December 31, 2025, decreased $14.6 million, or 20%, as compared to the same period in 2024, primarily due to lower comparative debt balances during 2025 as well as a decrease in interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the year ended December 31, 2025, decreased $1.1 million, or 7%, as compared to the same period in 2024.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the year ended December 31, 2025, other, net also included the $25.9 million gain on the sale of the Company's equity method investment and the $1.1 million loss on extinguishment of debt. Other, net was $19.7 million of income and $1.2 million of expense for the years ended December 31, 2025 and 2024, respectively.

Income Taxes
The effective tax rates for the years ended December 31, 2025 and 2024, were approximately 26% and 19%, respectively. Our effective tax rates vary from our federal statutory rate due to operating in multiple foreign countries, each with its own tax laws and rates. Of the foreign jurisdictions in which we operate, our effective tax rates as of December 31, 2025 and 2024 were primarily impacted by operations in Ireland and India for 2025, and Ireland for 2024.

Refer to Note 10, Income Taxes, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Prior Year Results
For discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, see Results of Operations in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024.
Segment Results
Refer to Note 9, Segment Information, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for discussion on identification of operating segments.
The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024
Revenues
Payment Software	$942,053	$867,770
Biller	817,729	726,518
Total revenue	$1,759,782	$1,594,288
Segment Adjusted EBITDA
Payment Software	$543,721	$495,067
Biller	140,732	131,187
Depreciation and amortization	(96,948)	(110,962)
Stock-based compensation expense	(70,633)	(41,281)
Corporate and unallocated expenses	(186,958)	(165,876)
Interest, net	(42,973)	(56,545)
Other, net	19,729	(1,181)
Income before income taxes	$306,670	$250,409

Payment Software Segment Adjusted EBITDA increased $48.7 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to a $74.3 million increase in revenue primarily related to an increase in license revenues, partially offset by a $25.6 million increase in cash operating expense.

Biller Segment Adjusted EBITDA increased $9.5 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to a $91.2 million increase in revenue, partially offset by a $81.7 million increase in cash operating expense primarily for payment card interchange and other processing fees.

Prior Year Results
For discussion of 2024 compared to 2023, see Segment Results in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024. Beginning in the first quarter of 2025, the Company reported financial performance based on its new operating segments, Payment Software, which merged the previously reported operating segments Banks and Merchants, and maintained Biller.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of December 31, 2025, we had $196.5 million of cash and cash equivalents, of which $96.8 million was held by our foreign subsidiaries. The Company has recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings in foreign subsidiaries, as these earnings are not intended to be indefinitely reinvested.

Available Liquidity
The following table sets forth our available liquidity for the periods indicated (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$196,462	$216,394
Availability under revolving credit facility	398,100	528,100
Total liquidity	$594,562	$744,494

The decrease in total liquidity is primarily due to increased borrowings on the revolving credit facility used to redeem the Company's outstanding 2026 Notes.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of December 31, 2025, the full $75.0 million was available.

Stock Repurchase Program
The Board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In October 2025, the Board approved the repurchase of the Company's common stock of up to $500.0 million in place of the remaining purchase amounts previously authorized.

We repurchased 4,179,747 shares for $203.8 million under our stock repurchase program during the year ended December 31, 2025. Under the program to date, we have repurchased 67,047,584 shares for approximately $1.3 billion. As of December 31, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $456.4 million.

Our stock repurchase authorization does not have an expiration date and the pace of our repurchase activity will depend on factors such as our working capital needs, cash requirements for acquisitions, debt repayment obligations, our stock price, and global economic and market conditions. Our stock repurchases may be affected from time to time through open market purchases and pursuant to a Rule 10b5-1 plan and they may be accelerated, suspended, delayed or discontinued at any time. See Note 6, Common Stock and Treasury Stock, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K for additional information.

Cash Flows
The following table sets forth summary cash flow data for the periods indicated (in thousands).

	Years Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$322,831	$358,748
Investing activities	7,222	(45,051)
Financing activities	(336,647)	(288,197)

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
Cash flows provided by operating activities were $322.8 million for the year ended December 31, 2025, compared to $358.7 million for the same period in 2024. Operating cash flows for the current year decreased primarily due to lower customer receipt collections as a result of lower invoiced amounts at the prior year-end and higher income taxes paid, partially offset by improved profitability.

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
During the year ended December 31, 2025, we received net proceeds of $46.0 million from the sale of our equity method investment. We used cash of $33.4 million to purchase software, property, and equipment, as compared to $45.1 million during the same period in 2024.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.
During 2025, we repaid $400.0 million for the redemption of the 2026 Notes and $20.9 million of other debt payments. In addition, we used $202.6 million to repurchase common stock and $28.2 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $130.0 million on the Revolving Credit Facility and $160.0 million on the Incremental Term Loan, used for the redemption of the 2026 Notes. In addition, we received proceeds of $11.3 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $14.0 million for settlement assets and liabilities due to processing timing. During 2024, we repaid a net $57.2 million on the Term Loan under the Amendment, $54.0 million on the Revolving Credit Facility, $14.9 million of other debt payments, and $5.1 million of debt issuance costs. In addition, we used $127.7 million to repurchase common stock, $13.1 million for the repurchase of stock-based compensation awards for tax withholdings, and $25.5 million for settlement assets and liabilities due to processing timing. We received proceeds of $9.2 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended.

Prior Year Results
For discussion of 2024 compared to 2023, see Liquidity and Capital Resources in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2024.

Contractual Obligations
Our largest contractual obligations as of December 31, 2025, include the following:

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

In addition, we have gross unrecognized income tax benefits, including related interest and penalties, recorded on our consolidated balance sheet, the nature of which is uncertain with respect to settlement or release with the relevant tax authorities. See Note 10, Income Taxes, of our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

Notes 3, Debt, 11, Leases, and 12, Commitments and Contingencies, of our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K provide additional information regarding our contractual obligations and contingencies.
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

Intangible Assets and Goodwill
Our business acquisitions typically result in the recording of intangible assets. As of December 31, 2025 and 2024, our intangible assets, excluding goodwill, net of accumulated amortization, were $147.1 million and $165.4 million, respectively. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the consolidated financial statements. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate the carrying amount of an asset may not be recovered. Judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions, and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions used, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have an impact on our results of operations.

Other intangible assets are amortized using the straight-line method over periods ranging from four to 20 years.

As of December 31, 2025 and 2024, our goodwill was $1.2 billion. In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually during the fourth quarter of our fiscal year using October 1 balances, or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. We evaluate goodwill at the reporting unit level and have identified our reportable segments, Payment Software and Billers, as our reporting units. Recoverability of goodwill is measured using a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value.

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

Performance share awards granted with a total shareholder return component ("TSRs") are shares that are earned, if at all, based upon achievement of performance goals over a specified period. For 2025, 2024, and 2023, performance share awards granted are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. We recognize compensation expense for the TSRs over the performance period based on the grant date fair value. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.

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

The assumptions utilized in the Monte Carlo simulation models, as well as the description of the plans the stock-based awards are granted under are described in further detail in Note 5, Stock-Based Compensation Plans, to our Notes to Consolidated Financial Statements in Part IV, Item 15 of this Form 10-K.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the year ended December 31, 2025. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at December 31, 2025, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.3 million annually.

As of December 31, 2025, we had $822.5 million outstanding under our Credit Facility. Our Credit Facility has a floating rate, which was 5.57% at December 31, 2025. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.6 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The required consolidated financial statements and notes thereto are included in this annual report and are listed in Part IV, Item 15.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report, December 31, 2025.

In connection with our evaluation of disclosure controls and procedures, we have concluded that our disclosure controls and procedures are effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2025.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, and Deloitte & Touche, LLP has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ACI Worldwide, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
February 26, 2026

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025.

Non-Employee Director Restricted Share Unit Award Agreement Amendment
On February 23, 2026, the Board approved an amendment (the “Amendment”) to the Company’s non-employee director Restricted Share Unit Award Agreements granted in 2025 (the “2025 RSU Agreements’) under the Company’s 2020 Plan.

Pursuant to the Amendment, in the event a non-employee director’s service on the Board terminates for any reason (other than death or disability) prior to the scheduled vesting date of an outstanding equity award, such award will vest on a ratable basis based on the portion of the applicable vesting period completed as of the date of termination, rather than being forfeited in its entirety. Any unvested portion of the award that has not vested on a ratable basis as of the termination date will be forfeited in accordance with the terms of the 2020 Plan, as amended from time-to-time.

The Amendment applies to equity awards granted to non-employee directors under the 2025 RSU Agreements, and to their outstanding awards previously granted under the 2020 Plan. The Amendment does not alter the form or amount of equity compensation granted to non-employee directors, but solely modifies the vesting treatment upon a termination of Board service prior to the applicable vesting date.

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.20 to this Form 10-K and is incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information under the heading “Executive Officers of the Registrant” in Part 1, Item 1 of this Form 10-K is incorporated herein by reference.

The other information required by this Item 10 is incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 2, 2026 (the “2026 Proxy Statement“), under the sections entitled “Proposal 1 – Election of Directors,” “Information Regarding Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance,” "Corporate Governance – Code of Business Conduct and Ethics,” "Corporate Governance - Insider Trading Policy", and “Corporate Governance – Board Committees.”
ITEM 11. EXECUTIVE COMPENSATION
Information included in the sections entitled “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information included in the sections entitled “Information Regarding Security Ownership” in our 2026 Proxy Statement is incorporated herein by reference.

Information included in the section entitled “Equity Compensation Plan Information” in our 2026 Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information included in the section entitled “Certain Relationships and Related Transactions” in our 2026 Proxy Statement is incorporated herein by reference.

Information included in the sections entitled “Director Independence” and “Board Committees and Committee Meetings” in the “Corporate Governance” section of our 2026 Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information included in the sections entitled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Audit and Non-Audit Services” under “Proposal 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” in our 2026 Proxy Statement is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of ACI Worldwide, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ACI Worldwide, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 26, 2026

We have served as the Company’s auditor since 2009.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$196,462	$216,394
Receivables, net of allowances of $1,269 and $1,758, respectively	445,866	414,399
Settlement assets	397,346	318,871
Prepaid expenses	29,876	29,218
Other current assets	19,564	11,940
Total current assets	1,089,114	990,822
Noncurrent assets
Accrued receivables, net	391,719	360,079
Property and equipment, net	37,363	35,069
Operating lease right-of-use assets	28,733	28,864
Software, net	77,523	92,893
Goodwill	1,231,128	1,226,026
Intangible assets, net	147,062	165,377
Deferred income taxes, net	73,124	72,713
Other noncurrent assets	29,141	53,450
TOTAL ASSETS	$3,104,907	$3,025,293
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$64,931	$45,422
Settlement liabilities	396,034	317,484
Employee compensation	56,142	55,567
Current portion of long-term debt	40,941	34,928
Deferred revenue	73,637	75,419
Other current liabilities	73,958	73,808
Total current liabilities	705,643	602,628
Noncurrent liabilities
Deferred revenue	13,620	19,304
Long-term debt	776,667	889,649
Deferred income taxes, net	38,514	39,920
Operating lease liabilities	22,609	22,592
Other noncurrent liabilities	28,776	26,873
Total liabilities	1,585,829	1,600,966
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at December 31, 2025 and 2024	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at December 31, 2025 and 2024	702	702
Additional paid-in capital	761,523	731,927
Retained earnings	1,824,743	1,598,085
Treasury stock, at cost, 37,812,984 and 35,270,142 shares at December 31, 2025 and 2024, respectively	(964,752)	(784,914)
Accumulated other comprehensive loss	(103,138)	(121,473)
Total stockholders’ equity	1,519,078	1,424,327
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,104,907	$3,025,293

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues
Software as a service and platform as a service	$1,008,448	$897,979	$849,147
License	461,505	412,306	321,224
Maintenance	201,280	190,763	205,068
Services	88,549	93,240	77,140
Total revenues	1,759,782	1,594,288	1,452,579
Operating expenses
Cost of revenue (1)	897,651	791,783	719,211
Research and development	167,541	146,677	140,758
Selling and marketing	125,074	118,352	132,639
General and administrative	142,706	118,379	117,190
Depreciation and amortization	96,896	110,962	122,373
Total operating expenses	1,429,868	1,286,153	1,232,171
Operating income	329,914	308,135	220,408
Other income (expense)
Interest expense	(57,847)	(72,471)	(78,486)
Interest income	14,874	15,926	14,215
Other, net	19,729	(1,181)	(8,510)
Total other income (expense)	(23,244)	(57,726)	(72,781)
Income before income taxes	306,670	250,409	147,627
Income tax expense	80,012	47,291	26,118
Net income	$226,658	$203,118	$121,509
Income per common share
Basic	$2.18	$1.93	$1.12
Diluted	$2.16	$1.91	$1.12
Weighted average common shares outstanding
Basic	103,956	105,491	108,497
Diluted	104,805	106,493	108,857

(1)The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$226,658	$203,118	$121,509
Other comprehensive income (loss):
Foreign currency translation adjustments	18,335	(12,003)	8,190
Total other comprehensive income (loss)	18,335	(12,003)	8,190
Comprehensive income	$244,993	$191,115	$129,699

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2022	$702	$702,458	$1,273,458	$(665,771)	$(117,660)	$1,193,187
Net income	—	—	121,509	—	—	121,509
Other comprehensive income	—	—	—	—	8,190	8,190
Stock-based compensation	—	24,547	—	—	—	24,547
Shares issued and forfeited, net, under stock plans	—	(14,011)	—	23,611	—	9,600
Repurchase of 939,567 shares of common stock	—	—	—	(27,587)	—	(27,587)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(5,149)	—	(5,149)
Balance as of December 31, 2023	702	712,994	1,394,967	(674,896)	(109,470)	1,324,297
Net income	—	—	203,118	—	—	203,118
Other comprehensive loss	—	—	—	—	(12,003)	(12,003)
Stock-based compensation	—	41,281	—	—	—	41,281
Shares issued and forfeited, net, under stock plans	—	(22,348)	—	31,547	—	9,199
Repurchase of 3,946,537 shares of common stock	—	—	—	(128,454)	—	(128,454)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(13,111)	—	(13,111)
Balance as of December 31, 2024	702	731,927	1,598,085	(784,914)	(121,473)	1,424,327
Net income	—	—	226,658	—	—	226,658
Other comprehensive income	—	—	—	—	18,335	18,335
Stock-based compensation	—	70,633	—	—	—	70,633
Shares issued and forfeited, net, under stock plans	—	(41,037)	—	52,260	—	11,223
Repurchase of 4,179,747 shares of common stock	—	—	—	(203,849)	—	(203,849)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(28,249)	—	(28,249)
Balance as of December 31, 2025	$702	$761,523	$1,824,743	$(964,752)	$(103,138)	$1,519,078

The accompanying notes are an integral part of the consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$226,658	$203,118	$121,509
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	12,836	18,161	23,739
Amortization	84,112	92,801	98,634
Amortization of operating lease right-of-use assets	9,698	9,706	11,620
Amortization of deferred debt issuance costs	2,107	2,912	4,323
Deferred income taxes	943	(13,130)	(4,085)
Stock-based compensation expense	70,633	41,281	24,547
Gain on sale of equity investment	(25,927)	—	—
Other	2,117	1,920	1,921
Changes in operating assets and liabilities, net of impact of divestiture:
Receivables	(46,160)	(23,583)	(62,998)
Accounts payable	11,318	(268)	(3,775)
Accrued employee compensation	(726)	2,887	8,146
Deferred revenue	(10,345)	11,886	2,705
Other current and noncurrent assets and liabilities	(14,433)	11,057	(57,769)
Net cash flows from operating activities	322,831	358,748	168,517
Cash flows from investing activities:
Purchases of property and equipment	(12,907)	(15,402)	(8,924)
Purchases of software and distribution rights	(20,445)	(29,649)	(28,853)
Proceeds from sale of equity investment	46,021	—	—
Other	(5,447)	—	—
Net cash flows from investing activities	7,222	(45,051)	(37,777)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,417	2,918	2,819
Proceeds from exercises of stock options	7,898	6,329	6,726
Repurchase of stock-based compensation awards for tax withholdings	(28,249)	(13,111)	(5,149)
Repurchase of common stock	(202,638)	(127,670)	(27,587)
Redemption of 2026 Notes	(400,000)	—	—
Proceeds from revolving credit facility	290,000	184,000	134,000
Repayments of revolving credit facility	(160,000)	(238,000)	(115,000)
Proceeds from term portion of credit agreement	200,000	500,000	—
Repayments of term portion of credit agreement	(40,000)	(557,198)	(73,031)
Payments on other debt, net	(20,926)	(14,854)	(16,766)
Payments for debt issuance costs	(134)	(5,141)	(2,160)
Net increase (decrease) in settlement assets and liabilities	13,985	(25,470)	(15,404)
Net cash flows from financing activities	(336,647)	(288,197)	(111,552)
Effect of exchange rate fluctuations on cash	572	697	4,961
Net increase (decrease) in cash and cash equivalents	(6,022)	26,197	24,149
Cash and cash equivalents, including settlement deposits, beginning of period	265,018	238,821	214,672
Cash and cash equivalents, including settlement deposits, end of period	$258,996	$265,018	$238,821
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$196,462	$216,394	$164,239
Settlement deposits	62,534	48,624	74,582
Total cash and cash equivalents, including settlement deposits	$258,996	$265,018	$238,821
Supplemental cash flow information
Income taxes paid, net	$90,046	$47,914	$65,441
Interest paid	$64,023	$70,201	$73,543
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

Capital Stock
The Company’s outstanding capital stock consists of a single class of common stock. Each share of common stock is entitled to one vote for each matter subject to a stockholder’s vote and to dividends, if and when declared by the Board.

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

Other Current Liabilities
Other current liabilities include the following (in thousands):

	December 31,
	2025	2024
Vendor financed licenses	$11,866	$14,462
Sales tax payable	10,761	7,182
Operating lease liabilities	8,856	9,265
Income taxes payable	5,258	3,284
Accrued interest	482	8,810
Other	36,735	30,805
Total other current liabilities	$73,958	$73,808

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of December 31, 2025 and 2024, were $238.4 million and $267.0 million, respectively.

Property and Equipment
Property and equipment are stated at cost. Depreciation of these assets is generally computed using the straight-line method over their estimated useful lives based on asset class. As of December 31, 2025 and 2024, net property and equipment consisted of the following (in thousands):

		December 31,
	Useful Lives	2025	2024
Computer and office equipment	3 - 5 years	$114,708	$116,398
Leasehold improvements	Lesser of useful life of improvement or remaining life of lease	21,660	26,316
Building and improvements	7 - 30 years	16,008	15,985
Furniture and fixtures	7 years	7,300	8,820
Land	Non-depreciable	1,185	1,185
Property and equipment, gross		160,861	168,704
Less: accumulated depreciation		(123,498)	(133,635)
Property and equipment, net		$37,363	$35,069

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

Goodwill and Other Intangibles
In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level using the discounted cash flow valuation model and allocates goodwill to these reporting units using a relative fair value approach. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. As discussed in Note 9, Segment Information, in 2025, the Company realigned Banks and Merchants under a single general manager leading Payment Software. This change also resulted in a change in reporting units - combining Banks and Merchants into Payment Software, while maintaining Biller.
Changes in the carrying amount of goodwill attributable to each reporting unit during the year ended December 31, 2025 were as follows (in thousands):

	Payment Software	Biller	Total
Balance, December 31, 2024	$808,992	$417,034	$1,226,026
Goodwill from acquisition (1)	5,102	—	5,102
Balance, December 31, 2025	$814,094	$417,034	$1,231,128

(1)Goodwill from acquisition reflects $5.1 million arising from an acquisition completed in October 2025. No other amounts recognized in the transaction were material.

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

Equity Method Investment
In July 2019, the Company invested $18.3 million for a 30% non-controlling financial interest in a payment technology and services company in India. The Company accounted for this investment using the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures, and recorded its share of earnings and losses in the investment on a one-quarter lag basis. The Company had recorded an investment of $18.6 million, included in other noncurrent assets in the condensed consolidated balance sheet as of December 31, 2024. In March 2025, the Company sold its 30% interest for $46.0 million. The Company recognized a gain on the sale of $25.9 million, which is recorded in other, net in the consolidated statements of operations.

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

Stock-Based Compensation Plans
In accordance with ASC 718, Compensation – Stock Compensation, ("ASC 718") the Company recognizes stock-based compensation expense for awards that are probable of vesting on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Stock-based compensation expense is recorded in operating expenses depending on where the respective individual’s compensation is recorded. To determine the grant date fair value of total shareholder return awards (“TSRs”), a Monte Carlo simulation model was used. The assumptions utilized in the Monte Carlo simulation models, as well as the description of the plans the stock-based awards are granted under, are described in further detail in Note 5, Stock-Based Compensation Plans.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), to simplify the estimation of expected credit losses for certain short-term receivables and contract assets arising from revenue transactions. The ASU introduces a practical expedient that allows entities to assume current economic conditions will persist through the reasonable and supportable forecast period for eligible assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its financial statements or related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update modernize the accounting guidance for internal-use software by replacing the previous stage-based model with a principles-based framework. Under the new guidance, cost capitalization begins when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The update also supersedes the existing rules for website development costs, incorporating them into the internal-use software framework. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-06 will have on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025‑11, which updates interim reporting guidance under Topic 270 by introducing a principles‑based framework for determining the form and content of interim financial statements. The amendments clarify that interim reports should focus on significant changes since the last annual period and require disclosure of material events and transactions occurring during interim periods. The update also eliminates outdated language, aligns certain interim disclosure requirements with annual reporting, and provides guidance on applying materiality to interim disclosures. ASU 2025‑11 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this update require disclosure of more disaggregated information about a reporting entity's effective tax rate reconciliation and income taxes paid. The amended guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the guidance prospectively for the annual period ending December 31, 2025. The adoption of ASU 2023‑09 resulted in updated presentation and categorization of certain income tax disclosures. The adoption did not have an impact on the Company’s consolidated statements of income, financial position, cash flows, or previously reported income tax expense. Refer to Note 10, Income Taxes, for further details.
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

Refer to Note 9, Segment Information, for further details, including disaggregation of revenue based on primary solution category and geographic location.

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

Total receivables, net is comprised of the following (in thousands):

	December 31,
	2025	2024
Billed receivables	$203,506	$198,486
Allowance for doubtful accounts	(1,269)	(1,758)
Billed receivables, net	202,237	196,728
Current accrued receivables, net	243,629	217,671
Long-term accrued receivables, net	391,719	360,079
Total accrued receivables, net	635,348	577,750
Total receivables, net	$837,585	$774,478

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of December 31, 2025 and December 31, 2024.

The Company maintains an allowance for doubtful accounts for expected future credit losses that is calculated based on historical experience, current economic trends, and expectations of near term economic trends. The Company regularly monitors its credit risk exposures in consolidated receivables.

The following reflects activity in the Company’s allowance for doubtful accounts receivable for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance, beginning of period	$(1,758)	$(4,295)	$(3,779)
Provision (increase) decrease	125	(325)	(526)
Amounts written off, net of recoveries	418	2,839	43
Foreign currency translation adjustments and other	(54)	23	(33)
Balance, end of period	$(1,269)	$(1,758)	$(4,295)

Provision adjustments recorded in general and administrative expense during the years ended December 31, 2025, December 31, 2024, and 2023, reflect adjustments in the allowance for doubtful accounts based upon collection experience, net of collection of customer-specific receivables that were previously reserved for as doubtful of collection.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2023	$84,360
Deferral of revenue	141,811
Recognition of deferred revenue	(129,483)
Foreign currency translation	(1,965)
Balance, December 31, 2024	94,723
Deferral of revenue	128,379
Recognition of deferred revenue	(138,627)
Foreign currency translation	2,782
Balance, December 31, 2025	$87,257

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

Revenue allocated to remaining performance obligations was $689.3 million as of December 31, 2025, of which the Company expects to recognize approximately 55% over the next 12 months and the remainder thereafter.

During the year ended December 31, 2025, the revenue recognized by the Company from performance obligations satisfied in previous periods was $58.7 million.

Costs to Obtain and Fulfill a Contract
The Company accounts for costs to obtain and fulfill its contracts in accordance with ASC 340-40.

The Company capitalizes certain of its sales commissions that meet the definition of incremental costs of obtaining a contract and for which the amortization period is greater than one year. The costs associated with those sales commissions are capitalized during the period in which the Company becomes obligated to pay the commissions and are amortized over the period in which the related products or services are transferred to the customer. As of December 31, 2025 and 2024, $1.5 million and $2.0 million of these costs are included in other current assets, respectively, and $9.2 million and $9.9 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. During the years ended December 31, 2025 and 2024, the Company recognized $6.8 million and $8.7 million of sales commission expense, respectively, related to the amortization of these costs, which is included in selling and marketing expense on the consolidated statements of operations.

The Company capitalizes costs incurred to fulfill its contracts that: (1) relate directly to the arrangement, (2) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the arrangement, and (3) are expected to be recovered through revenue generated under the arrangement. Contract fulfillment costs are expensed as the Company transfers the related services to the customer. As of December 31, 2025 and 2024, less than $0.1 million of these costs are included in other current assets, and $7.6 million and $9.4 million of these costs are included in other noncurrent assets, respectively, on the consolidated balance sheets. The amounts capitalized primarily relate to direct costs that enhance resources under the Company’s SaaS and PaaS arrangements. During the years ended December 31, 2025 and 2024, the Company recognized $5.4 million and $3.6 million of expense, respectively, related to the amortization of these costs, which is included in cost of revenue on the consolidated statements of operations.
3. Debt
As of December 31, 2025, the Company had $200.0 million and $622.5 million outstanding under its Revolving Credit Facility and Term Loans, respectively, with up to $398.1 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.9 million of unused borrowings under the Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of December 31, 2025, was 5.57%.

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

Letters of Credit
From time to time the Company enters into standby letters of credit under the terms of the Credit Agreement. These letters of credit typically have one-year terms and may include auto-renewal terms without notice of intent to terminate the agreement. As of December 31, 2025, the Company had two letter of credit agreements outstanding for a total of $1.9 million.

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

Maturities on debt outstanding at December 31, 2025, are as follows (in thousands):

Fiscal Year Ending December 31,
2026	$42,500
2027	42,500
2028	45,000
2029	692,500
2030	—
Thereafter	—
Total	$822,500

The Revolving Credit Facility does not amortize. The Term Loans do amortize, with principal payable in consecutive quarterly installments.

The Credit Agreement contains certain customary affirmative covenants and negative covenants that, among other things, limit or restrict, subject to certain exceptions, the incurrence of liens, indebtedness of subsidiaries, mergers, advances, investments, acquisitions, transactions with affiliates, change in nature of business, and the sale of the assets. In addition, the Credit Agreement contains certain customary mandatory prepayment provisions. As specified in the Credit Agreement, if certain events occur and continue, the Company may be required to repay all amounts outstanding under the Credit Facility. As of December 31, 2025, and at all times during the period, the Company was in compliance with its financial debt covenants.
Total debt is comprised of the following (in thousands):

	December 31,
	2025	2024
Term loans	$622,500	$462,500
Revolving credit facility	200,000	70,000
5.750% Senior Notes, due August 2026	—	400,000
Debt issuance costs	(4,892)	(7,923)
Total debt	817,608	924,577
Less: current portion of term loans	42,500	37,500
Less: current portion of debt issuance costs	(1,559)	(2,572)
Total long-term debt	$776,667	$889,649

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the consolidated balance sheet. As of December 31, 2025 and 2024, there was $75.0 million available and no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the consolidated statements of cash flows. During the year ended December 31, 2025, the Company financed certain multi-year license agreements for internal-use software for $14.3 million, with annual payments through May 2027. As of December 31, 2025, $9.5 million was outstanding on these agreements, of which $4.8 million and $4.7 million is included in other current liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet.
4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$471,173	$(394,851)	$76,322	$488,257	$(395,364)	$92,893
Software for resale	106,594	(105,393)	1,201	102,979	(102,979)	—
Total software	$577,767	$(500,244)	$77,523	$591,236	$(498,343)	$92,893

Software for internal use amortization expense recorded during the years ended December 31, 2025, 2024, and 2023, totaled $62.9 million, $63.3 million, and $64.8 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

Software for resale amortization expense recorded during the year ended December 31, 2025 totaled $0.1 million. There was no software for resale amortization expense recorded during the years ended December 31, 2024 and 2023. These software amortization expense amounts are reflected in cost of revenue in the consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$453,414	$(306,352)	$147,062	$444,385	$(279,008)	$165,377
Trademarks and trade names	22,235	(22,235)	—	21,685	(21,685)	—
Total other intangible assets	$475,649	$(328,587)	$147,062	$466,070	$(300,693)	$165,377

Other intangible assets amortization expense recorded during the years ended December 31, 2025, 2024, and 2023, totaled $21.1 million, $29.5 million, and $33.8 million, respectively. Customer relationships amortization expense amounts are reflected in depreciation and amortization in the consolidated statements of operations.

Based on capitalized intangible assets as of December 31, 2025, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
2026	$45,619	$21,326
2027	21,629	21,040
2028	8,232	18,637
2029	1,448	18,019
2030	529	17,762
Thereafter	66	50,278
Total	$77,523	$147,062
5. Stock-Based Compensation Plans
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

Additionally, the discount offered pursuant to the Company’s ESPP discussed above is 15%, which exceeds the 5% non-compensatory guideline in ASC 718 and exceeds the Company’s estimated cost of raising capital. Consequently, the entire 15% discount to employees is deemed to be compensatory for purposes of calculating expense using a fair value method. Compensation expense related to the ESPP was approximately $0.6 million for the year ended December 31, 2025, and $0.5 million for both the years ended December 31, 2024 and 2023.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding, December 31, 2024	539,270	$18.65
Exercised	(432,070)	18.28
Outstanding, December 31, 2025	107,200	$20.11	0.72	$2,968,912
Exercisable, December 31, 2025	107,200	$20.11	0.72	$2,968,912

The Company did not grant stock options during the years ended December 31, 2025, 2024, and 2023. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023, was $12.9 million, $10.9 million, and $2.1 million, respectively.

Performance Share Awards
During the years ended December 31, 2025, 2024, and 2023, pursuant to the 2020 Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specific period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. To determine the grant date fair value of the TSRs, a Monte Carlo simulation model is used. The Company recognizes compensation expense for the TSRs over the performance period based on the grant date fair value. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.

A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	952,481	$35.21
Granted	459,741	59.78
Vested	(507,754)	42.99
Forfeited	(99,739)	44.50
Change in payout rate	253,877	42.99
Nonvested as of December 31, 2025	1,058,606	$43.22

During the year ended December 31, 2025, a total of 507,754 TSRs granted in fiscal 2022 vested and achieved a payout rate of 200% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 173,120 of those shares to pay the employee's portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the years ended December 31, 2025, 2024, and 2023, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, using the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024	2023
Expected life (years)	2.3	2.7	2.9
Risk-free interest rate	4.0%	4.4%	3.6%
Volatility	33.2%	36.8%	37.1%
Expected dividend yield	—	—	—

Restricted Share Units
During the years ended December 31, 2025, 2024, and 2023, pursuant to the 2020 Plan, the Company granted restricted share unit awards (“RSUs”). RSUs generally have requisite service periods of three years and may vest 100% upon the three-year anniversary or in equal increments quarterly or annually. RSUs granted to the Board vest one year from grant or as of the next annual shareholders meeting, whichever is earlier. Under each arrangement, RSUs are issued without direct cost to the recipient on the vesting date. The Company estimates the fair value of the RSUs based upon the market price of the Company’s stock on the date of grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the requisite service period.

A summary of nonvested RSUs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	1,727,524	$29.95
Granted	1,418,999	51.96
Vested	(1,203,355)	32.28
Forfeited	(232,576)	38.24
Nonvested as of December 31, 2025	1,710,592	$44.14

During the year ended December 31, 2025, a total of 1,203,355 RSUs vested. The Company withheld 386,348 of those shares to pay the employees’ portion of the minimum payroll withholding taxes. Certain RSUs vest upon retirement eligibility, but settle on the original contractual settlement date. These awards are reflected as vested when retirement eligibility is achieved and remain outstanding but unsettled until delivery occurs.

As of December 31, 2025, there was unrecognized compensation expense of $67.6 million related to RSUs and $17.1 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.1 years and 1.5 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 during the years ended December 31, 2025, 2024, and 2023, of $70.6 million, $41.3 million, and $24.5 million, respectively, with corresponding tax benefits of $9.9 million, $6.7 million, and $4.5 million, respectively.
6. Common Stock and Treasury Stock
In 2005, the Board approved a stock repurchase program authorizing the Company, as market and business conditions warrant, to acquire its common stock and periodically authorizes additional funds for the program. In October 2025, the Board approved the repurchase of the Company's common stock of up to $500.0 million, in place of the remaining purchase amounts previously authorized.

The Company repurchased 4,179,747 shares for $203.8 million under the program for the year ended December 31, 2025. Under the program to date, the Company has repurchased 67,047,584 shares for approximately $1.3 billion. As of December 31, 2025, the maximum remaining amount authorized for purchase under the stock repurchase program was $456.4 million.

Subsequent to December 31, 2025, the Company has repurchased additional shares under the repurchase program.

In 2006, the Company began to issue shares of treasury stock upon exercise of stock options, payment of earned performance shares (TSRs), vesting of RSUs, and for issuances of common stock pursuant to the Company’s ESPP. Treasury shares issued by award type are as follows:

	Years Ended December 31,
	2025	2024	2023
Stock options	432,070	334,242	343,093
TSRs	507,754	—	—
RSUs	1,176,271	1,020,408	666,026
ESPP	80,278	89,071	140,992
Total treasury shares issued	2,196,373	1,443,721	1,150,111
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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Years Ended December 31,
	2025	2024	2023
Weighted average shares outstanding:
Basic weighted average shares outstanding	103,956	105,491	108,497
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	849	1,002	360
Diluted weighted average shares outstanding	104,805	106,493	108,857

The diluted earnings per share computation excludes 1.7 million, 1.1 million, and 1.3 million options to purchase shares, RSUs, and contingently issuable shares during the years ended December 31, 2025, 2024, and 2023, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of December 31, 2025 and 2024, was 102,712,071 and 105,254,913, respectively.
8. Other, Net
Other, net is comprised of the following items (in thousands):

	Years Ended December 31,
	2025	2024	2023
Foreign currency transaction losses	$(5,105)	$(2,144)	$(8,322)
Gain on sale of equity investment	25,927	—	—
Loss on extinguishment of debt	(1,093)	—	—
Equity investment earnings	—	955	318
Other	—	8	(506)
Total other, net	$19,729	$(1,181)	$(8,510)
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

Payment Software. Payment Software drives payments orchestration for banks and merchants. ACI provides payment solutions to large and mid-sized banks globally for retail banking, digital, and other payment services. These solutions transform banks’ complex payment environments to speed time to market, reduce costs, and deliver a consistent experience to customers across channels while enabling them to prevent and rapidly react to fraudulent activity. In addition, they enable banks to meet the requirements of different payments schemes and to quickly create differentiated products to meet consumer, business, and merchant demands. ACI’s support of merchants globally includes Tier 1 and Tier 2 merchants (in-store and online), payment service providers, independent selling organizations, value-added resellers, and acquirers who service them. These customers operate in a variety of verticals, including general retail, grocery, hospitality, dining, travel and ticketing, and others. The Company's solutions provide merchants with a secure, omnichannel payments platform that gives them flexibility and independence. The Company also offers secure solutions to online-only merchants that provide consumers with a convenient and seamless way to shop.

Biller. Within the Biller segment, ACI provides electronic bill presentment and payment services to companies operating in the consumer finance, insurance, healthcare, higher education, utility, government, mortgage, subscription provider, and telecommunications categories. The solutions enable these customers to support a wide range of payment options and types as well as provide a convenient consumer payments experience that helps billers optimize growth and operational efficiencies while improving customer experience. ACI also provides fraud abuse protection to its Biller customers leveraging its proven AI, human, and data capabilities.

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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2025
	Payment Software	Biller	Total
Revenues	$942,053	$817,729	$1,759,782
Less:
Interchange (a)	—	554,592	554,592
Global technology and innovation (b)	268,498	48,683	317,181
Other segment items (c)	129,834	73,722	203,556
Segment Adjusted EBITDA	$543,721	$140,732	$684,453
Reconciliation of income before income taxes
Depreciation and amortization			(96,948)
Stock-based compensation expense			(70,633)
Corporate and unallocated expenses			(186,958)
Interest, net			(42,973)
Other, net			19,729
Income before income taxes			$306,670

	Year Ended December 31, 2024
	Payment Software	Biller	Total
Revenues	$867,770	$726,518	$1,594,288
Less:
Interchange (a)	—	469,358	469,358
Global technology and innovation (b)	245,597	49,502	295,099
Other segment items (c)	127,106	76,471	203,577
Segment Adjusted EBITDA	$495,067	$131,187	$626,254
Reconciliation of income before income taxes
Depreciation and amortization			(110,962)
Stock-based compensation expense			(41,281)
Corporate and unallocated expenses			(165,876)
Interest, net			(56,545)
Other, net			(1,181)
Income before income taxes			$250,409

	Year Ended December 31, 2023
	Payment Software	Biller	Total
Revenues	$766,667	$685,912	$1,452,579
Less:
Interchange (a)	—	421,133	421,133
Global technology and innovation (b)	231,780	45,012	276,792
Other segment items (c)	135,053	77,424	212,477
Segment Adjusted EBITDA	$399,834	$142,343	$542,177
Reconciliation of income before income taxes
Depreciation and amortization			(122,373)
Stock-based compensation expense			(24,547)
Corporate and unallocated expenses			(174,849)
Interest, net			(64,271)
Other, net			(8,510)
Income before income taxes			$147,627

(a) Interchange – Interchange costs include all payment card interchange fees, amounts payable to banks, and payment card processing fees associated with providing services to Biller customers.

(b) Global Technology & Innovation – (“GTI”) costs include the costs of maintaining software products, as well as the costs required to deliver, install, and support software at customer sites. It also includes maintenance costs, which are the efforts associated with providing the customer with upgrades, 24-hour help desk, post go-live (remote) support, and production-type support for software that was previously installed at a customer location. GTI includes costs to provide SaaS and PaaS services including our data center operations. Service costs, including human resource and other incidental costs such as travel and training required for both pre go-live and post go-live support, are included. Such efforts include project management, delivery, product customization and implementation, installation support, consulting, configuration, and on-site support. GTI also includes research and development expenses which are primarily human resource costs related to the creation of new products, improvements made to existing products, as well as compatibility with new operating system releases and generations of hardware.

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

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$817,729	$817,729
Merchant Payments	170,670		170,670
Payments Intelligence	53,270	—	53,270
Real-Time Payments	138,283	—	138,283
Issuing and Acquiring	579,830	—	579,830
Total	$942,053	$817,729	$1,759,782

	Year Ended December 31, 2024
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$726,518	$726,518
Merchant Payments	165,910		165,910
Payments Intelligence	52,412	—	52,412
Real-Time Payments	126,740	—	126,740
Issuing and Acquiring	522,708	—	522,708
Total	$867,770	$726,518	$1,594,288

	Year Ended December 31, 2023
	Payment Software	Biller	Total
Primary Solution Categories
Bill Payments	$—	$685,912	$685,912
Digital Business Banking	2,792	—	2,792
Merchant Payments	150,616	—	150,616
Payments Intelligence	63,503	—	63,503
Real-Time Payments	128,957	—	128,957
Issuing and Acquiring	420,799	—	420,799
Total	$766,667	$685,912	$1,452,579

The following is revenue by the Company's reportable segments for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Payment Software
Software as a service and platform as a service	$190,719	$171,461	$163,331
License	461,505	412,306	321,224
Maintenance	201,280	190,763	204,972
Services	88,549	93,240	77,140
Total	$942,053	$867,770	$766,667
Biller
Software as a service and platform as a service	$817,729	$726,518	$685,816
Maintenance	—	—	96
Total	$817,729	$726,518	$685,912

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue
United States	$1,014,168	$931,051	$887,168
Other	745,614	663,237	565,411
Total	$1,759,782	$1,594,288	$1,452,579

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	December 31,
	2025	2024
Long-lived Assets
United States	$1,106,051	$1,169,965
Other	836,618	791,793
Total	$1,942,669	$1,961,758

No single customer accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2025, 2024, and 2023. No other country outside the United States accounted for more than 10% of the Company’s consolidated revenues during the years ended December 31, 2025, 2024, and 2023.
10. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into U.S. tax law. OBBBA includes a broad range of tax reform provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act and modifications to the international tax framework. The enactment of OBBBA did not have a material impact on the Company’s results of operations, financial position, or cash flows for the year.

For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$6,302	$32,443	$(8,342)
Foreign	300,368	217,966	155,969
Total	$306,670	$250,409	$147,627

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Federal
Current	$944	$10,062	$(3,490)
Deferred	(348)	(12,919)	(6,306)
Total	596	(2,857)	(9,796)
State
Current	1,407	3,069	(2,327)
Deferred	749	(2,390)	797
Total	2,156	679	(1,530)
Foreign
Current	76,718	47,290	36,020
Deferred	542	2,179	1,424
Total	77,260	49,469	37,444
Total	$80,012	$47,291	$26,118

Differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of operations, after adoption of ASU 2023-09, are summarized as follows (in thousands):

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory tax rate	$64,401	21.00%
State and local income taxes, net of federal income tax effect (1)	1,712	0.56
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland and United States	(17,010)	(5.55)
Withholding tax on royalties and service income	19,190	6.26
Other	1,088	0.35
India
Withholding tax on dividends	5,926	1.93
Other	(2,218)	(0.72)
Other foreign jurisdictions	7,449	2.43
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws
Other	529	0.17
Tax credits
Other	(3,059)	(1.00)
Changes in valuation allowances	1,476	0.48
Nontaxable or nondeductible items
Other	855	0.28
Changes in unrecognized tax benefits	(627)	(0.20)
Other	300	0.10
Effective tax rate	$80,012	26.09%

(1)The states that contribute to the majority (greater than 50 percent) of the tax effect include California, Maryland, and New Jersey.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following is a reconciliation of differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statements of operations are summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023
Tax expense at federal rate of 21%	$52,586	$31,002
State income taxes, net of federal benefit	1,558	1,744
Change in valuation allowance	342	1,588
Foreign tax rate differential	(8,081)	(7,658)
Unrecognized tax benefit increase (decrease)	223	(5,726)
Tax effect of foreign operations	5,911	10,350
Tax benefit of research & development	(5,492)	(5,104)
Performance-based compensation	(424)	3,004
Tax effect of divestiture	—	(2,900)
Other	668	(182)
Income tax provision	$47,291	$26,118

The following table presents supplemental cash flow information related to income taxes paid (net of refunds) by jurisdiction for the year ended December 31, (in thousands):

2025
Federal	$6,807
State and local	2,888
Foreign
Ireland	57,301
India	9,384
United Kingdom	6,612
All other foreign	7,054
Total	$90,046

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial accounting purposes. The sources of these differences at each balance sheet date are as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$11,586	$13,636
Tax credits	30,623	23,242
Compensation	16,704	16,527
Deferred revenue	9,353	11,273
Operating lease	6,138	6,796
Capitalized research and development	27,096	20,102
Deferred interest	29,759	27,807
Other	3,072	2,455
Gross deferred income tax assets	134,331	121,838
Less: valuation allowance	(18,215)	(13,310)
Net deferred income tax assets	$116,116	$108,528
Deferred income tax liabilities:
Depreciation and amortization	$(35,926)	$(30,957)
Operating lease right-of-use asset	(5,544)	(6,079)
Unbilled revenue	(10,381)	(7,938)
Withholding tax liability	(29,655)	(30,761)
Total deferred income tax liabilities	(81,506)	(75,735)
Net deferred income taxes	$34,610	$32,793
Deferred income taxes / liabilities included in the balance sheet are:
Deferred income tax asset – noncurrent	$73,124	$72,713
Deferred income tax liability – noncurrent	(38,514)	(39,920)
Net deferred income taxes	$34,610	$32,793

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income, carryback opportunities, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowances recorded. At December 31, 2025, valuation allowances recorded primarily related to net operating losses, foreign tax credit carryforwards, and future interest deductions.

At December 31, 2025, the Company had domestic federal tax net operating losses (“NOLs”) of $37.6 million, of which $2.9 million may be utilized over an indefinite life, with the remainder beginning to expire in 2027. The Company had deferred tax assets equal to $0.7 million related to domestic state tax NOLs which will begin to expire in 2026. The Company did not have any valuation allowance against the federal tax NOLs but had provided a $0.4 million valuation allowance against the deferred tax asset associated with the state NOLs. The Company had foreign tax NOLs of $11.3 million, of which $11.0 million may be utilized over an indefinite life, with the remainder expiring over the next five years. The Company did not have any valuation allowance against the deferred tax asset associated with the foreign NOLs.

The Company had U.S. foreign tax credit carryforwards at December 31, 2025, of $6.8 million, for which a $4.2 million valuation allowance had been provided. The U.S. foreign tax credits will begin to expire in 2028. The Company had foreign tax credit carryforwards in other foreign jurisdictions at December 31, 2025, of $5.1 million, of which $1.1 million may be utilized over an indefinite life, with the remainder expiring over the next seven years. The Company had provided a $1.7 million valuation allowance against the tax benefit associated with these foreign credits. The Company also had domestic federal general business tax credit carryforwards at December 31, 2025, of $29.8 million, which will begin to expire in 2037 and state general business tax credit carryforwards of $0.5 million, which will begin to expire in 2026.

As of December 31, 2025, deferred taxes for non-United States withholding and other taxes were provided on $74.1 million of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. As of December 31, 2025 and 2024, the Company recorded a deferred tax liability of $5.1 million and $1.0 million, respectively, related to these non-United States earnings that may be remitted.

As of December 31, 2025 and 2024, the Company had a German interest deduction carryforward of $11.2 million and $9.0 million, respectively, for which a full valuation allowance had been provided. The deferred interest deduction has an indefinite life.

As of December 31, 2025 and 2024, the unrecognized tax benefits were $20.3 million and $21.0 million, respectively, of which $8.7 million and $10.7 million, respectively, are included in other noncurrent liabilities in the consolidated balance sheets. Of the total unrecognized tax benefit amounts as of December 31, 2025 and 2024, $19.7 million and $20.4 million, respectively, represent net unrecognized tax benefits that, if recognized, would have a favorable impact on the Company's effective income tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows (in thousands):

	2025	2024	2023
Balance of unrecognized tax benefits at beginning of year	$21,027	$20,889	$26,408
Increases for tax positions of prior years	190	1,159	1,568
Decreases for tax positions of prior years	(1,699)	(1,080)	(6,560)
Increases for tax positions established for the current period	1,989	2,418	3,941
Decreases for settlements with taxing authorities	(299)	(141)	(532)
Reductions resulting from lapse of applicable statute of limitation	(978)	(2,190)	(4,005)
Adjustment resulting from foreign currency translation	78	(28)	69
Balance of unrecognized tax benefits at end of year	$20,308	$21,027	$20,889

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. The United States, Ireland, and the United Kingdom are the main taxing jurisdictions in which the Company operates. The years open for audit vary depending on the tax jurisdiction. In the United States, the Company’s federal tax return for years following 2021 are open for audit. In the foreign jurisdictions, the tax returns open for audit generally vary by jurisdiction between 2017 and 2024.

The Company is being audited by the Canada Revenue Agency for the years ended December 31, 2019 to 2021, and by the Indian tax authority for fiscal years ended March 31, 2021 to 2023. Other foreign subsidiaries could face challenges from various foreign tax authorities. It is not certain that the local authorities will accept the Company’s tax positions. The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its positions. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations.

The Company accrues interest related to uncertain tax positions in interest expense or interest income and recognizes penalties related to uncertain tax positions in other income (expense). As of December 31, 2024, $0.4 million was accrued for the payment of interest and penalties related to income tax liabilities. There was no amount accrued for the payment of interest and penalties related to income tax liabilities as of December 31, 2025. For the years ended December 31, 2025, 2024, and 2023, the total expense (benefit) for interest and penalties recorded in the statements of operations was $(0.4) million, $(0.1) million, and $(0.1) million, respectively.
11. Leases
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

The Company has entered into an assignment and assumption of lease agreement with a third-party for one of its corporate offices. The third-party is responsible for making payments directly to the landlord and the related lease's initial term expires on September 30, 2031. During an initial period ending April 30, 2025, the Company was required to make a base rent contribution of less than $0.1 million per month to the third-party, with the third-party responsible for the entirety of the lease payments after that date.

The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$10,871	$11,053	$13,074
Variable lease cost	1,415	1,266	2,663
Sublease income	(1,693)	(359)	—
Total lease cost	$10,593	$11,960	$15,737

Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,410	$10,678	$14,039
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$13,162	$4,875	$6,359
Non-cash sublease payments
Operating leases	$1,894	$602	$—

Supplemental balance sheet information related to leases is as follows (in thousands, except lease term and discount rate):

	December 31,
	2025	2024
Assets:
Operating lease right-of-use assets	$28,733	$28,864
Liabilities:
Other current liabilities	$8,856	$9,265
Operating lease liabilities	22,609	22,592
Total operating lease liabilities	$31,465	$31,857

Weighted average remaining operating lease term (years)	4.49	4.71
Weighted average operating lease discount rate	3.56%	3.76%

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

Maturities on lease liabilities as of December 31, 2025, are as follows (in thousands):

Fiscal Year Ending December 31,
2026	$9,760
2027	8,417
2028	7,015
2029	3,832
2030	2,847
Thereafter	1,579
Total lease payments	33,450
Less: imputed interest	1,985
Total lease liability	$31,465
12. Commitments and Contingencies
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

Legal Proceedings
The Company is from time to time subject to various claims, litigation, and investigations. While the Company believes that none of the currently pending matters is reasonably likely to have a material adverse effect on it, there can be no assurance with respect thereto or future matters.
13. Employee Benefit Plans
The Company offers various defined contribution plans for our U.S. and non-U.S. employees. Total defined contribution plan expense was $15.2 million, $13.2 million, and $12.8 million during the years ended December 31, 2025, 2024, and 2023, respectively.

ACI 401(k) Plan
The ACI 401(k) Plan is a defined contribution plan covering all domestic employees of the Company. Participants may contribute up to 75% of their annual eligible compensation up to a maximum of $23,500 (for employees who are under the age of 50 on December 31, 2025) or a maximum of $31,000 (for employees aged 50 to 59 and 64 or older on December 31, 2025). Employees turning age 60 to 63 in 2025 may contribute an additional catch up amount of $11,250. The Company matches 100% of the first 4% of eligible participant contributions and 50% of the next 4% of eligible participant contributions, not to exceed $7,500 per employee annually. Employees are eligible for the Company match immediately. Employees hired January 1, 2024, and after have a one year vesting schedule for the match. Company contributions charged to expense were $6.9 million, $6.2 million, and $5.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.

ACI Worldwide EMEA Group Personal Pension Scheme
The ACI Worldwide EMEA Group Personal Pension Scheme is a defined contribution plan covering substantially all ACI Worldwide (EMEA) Limited (“ACI-EMEA”) employees. For those ACI-EMEA employees who elect to participate in the plan, the Company contributes a minimum of 8.5% of eligible compensation to the plan for employees employed at December 1, 2000 or from 7% to 10% of eligible compensation for employees employed subsequent to December 1, 2000. ACI-EMEA contributions charged to expense were $1.9 million during the year ended December 31, 2025 and $1.7 million during both the years ended December 31, 2024 and 2023.

EXHIBIT INDEX

Exhibit No.		Description
3.01	(1)	2013 Amended and Restated Certificate of Incorporation of the Company
3.02	(2)	Amended and Restated Bylaws of the Company
4.01	(3)	Form of Common Stock Certificate (P)
4.04		Description of Securities
10.01	(4)*	ACI Worldwide, Inc. 2017 Employee Stock Purchase Plan
10.02	(5)*	ACI Worldwide, Inc. 2005 Equity and Performance Incentive Plan, as amended
10.03		Form of Indemnification Agreement
10.04	(6)*	ACI Worldwide, Inc. 2013 Executive Management Incentive Compensation Plan
10.05	(7)*	Amended and Restated Deferred Compensation Plan
10.06	(8)
Second Amended and Restated Credit Agreement, dated as of April 5, 2019, among ACI Worldwide, Inc., its affiliates that are a party thereto, Bank of America, N.A. and the lenders that are a party thereto

10.07	(9)	Extension Agreement, dated as of April 28, 2023, among ACI Worldwide, Inc., ACI Worldwide Corp., ACI Payments, Inc. and Bank of America, N.A., as administrative agent for the lenders
10.08	(10)	Refinancing Amendment, dated as of February 26, 2024, among ACI Worldwide, Inc., ACI Worldwide Corp., ACI Payments, Inc. and Bank of America, N.A., as administrative agent for the lenders
10.09	(11)	Lender Addition and Acknowledgement Agreement, dated June 18, 2025, by and among ACI Worldwide, Inc., ACI Worldwide Corp., ACI Payments, Inc., Bank of America, N.A. and BofA Securities, Inc.
10.10	(12)*	ACI Worldwide, Inc. 2016 Equity and Performance Incentive Plan
10.11	(13)*	Form of Change in Control Employment Agreement between ACI Worldwide, Inc. and certain officers, including executive officers
10.12	(14)*	Form of 2015 Nonqualified Stock Option Agreement - Employee for the Company's 2005 Equity and Performance Incentive Plan, as amended
10.13	(15)*	Form of 2016 Nonqualified Stock Option Agreement for the Company’s 2016 Equity and Performance Incentive Plan, as amended
10.14	(16)*	ACI Worldwide, Inc. 2020 Equity and Incentive Compensation Plan, as amended and restated effective June 1, 2023
10.16	(17)*	Form of Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.17	(18)*	Form of Performance Share Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.18	(19)*	Form of Director Restricted Share Unit Award Agreement for the Company's 2020 Equity and Incentive Compensation Plan
10.19	*	Form of Director Restricted Share Unit Award Agreement
10.20	*	Amendment to Director Restricted Share Unit Award Agreement
10.21	(20)*	Form of Performance Share Award Agreement dated March 2025
10.22	(21)*	Form of Restricted Share Unit Award Agreement dated March 2025
10.23	(22)*	Form of Performance Share Award Agreement
10.24	(23)*	Form of Restricted Share Unit Award Agreement
10.25	(24)*	Form of Executive Performance Share Award Agreement
10.26	(25)*	Form of Executive Restricted Share Unit Award Agreement
10.27	(26)*	Former Chief Financial Officer Omnibus Amendment to Equity Award Agreements
10.28	(27)*	Form of Severance Agreement between ACI Worldwide, Inc. and Thomas Warsop
10.29	(28)*	Form of Change In Control Employment Agreement between ACI Worldwide, Inc. and Thomas Warsop
19.00		Trading Policy
21.01		Subsidiaries of the Registrant (filed herewith)
23.01		Consent of Independent Registered Public Accounting Firm (filed herewith) – Deloitte & Touche LLP
31.01		Certification of Chief Executive Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02		Certification of Chief Financial Officer pursuant to S.E.C. Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.01	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.02	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.10		Clawback Policy
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed August 17, 2017.
(2)Incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K/A filed April 1, 2022.
(3)Incorporated herein by reference to Exhibit 4.01 to the registrant’s Registration Statement No. 33-88292 on Form S-1.
(4)Incorporated herein by reference to Annex A to the registrant’s Proxy Statement filed on April 27, 2017.
(5)Incorporated herein by reference to Exhibit 10.07 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2014.
(6)Incorporated herein by reference to Annex A to the registrant’s Proxy Statement for its 2013 Annual Meeting (File No. 000-25346) filed on April 29, 2013.
(7)Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement No. 333-169293 on Form S-8 filed September 9, 2010
(8)Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed April 11, 2019.
(9)Incorporated herein by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed May 4, 2023.
(10)Incorporated herein by reference to Exhibit 10.01 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2024.
(11)Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 20, 2025.
(12)Incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed June 20, 2016.
(13)Incorporated herein by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K for the year ended December 31, 2017.
(14)Incorporated herein by reference to Exhibit 10.03 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(15)Incorporated herein by reference to Exhibit 10.04 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2020.
(16)Incorporated herein by reference to reference to Appendix B to the registrant's Proxy Statement filed April 18, 2023.
(17)Incorporated herein by reference to Exhibit 10.06 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2023.
(18)Incorporated herein by reference to Exhibit 10.07 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2023.
(19)Incorporated herein by reference to Exhibit 10.05 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2023.
(20)Incorporated herein by reference to Exhibit 10.01 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2025.
(21)Incorporated herein by reference to Exhibit 10.02 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 2025.
(22)Incorporated herein by reference to Exhibit 10.01 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2025.
(23)Incorporated herein by reference to Exhibit 10.02 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2025.
(24)Incorporated herein by reference to Exhibit 10.03 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2025.

(25)Incorporated herein by reference to Exhibit 10.04 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2025.
(26)Incorporated herein by reference to Exhibit 10.05 to the registrant's quarterly report on Form 10-Q for the period ended June 30, 2025.
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

ACI WORLDWIDE, INC. (Registrant)

Date: February 26, 2026	By:	/s/ THOMAS W. WARSOP, III
Thomas W. Warsop, III
President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ THOMAS W. WARSOP, III	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2026
Thomas W. Warsop, III

/S/ ROBERT W. LEIBROCK	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)	February 26, 2026
Robert W. Leibrock

/S/ ADALIO T. SANCHEZ	Chairman of the Board and Director	February 26, 2026
Adalio T. Sanchez

/S/ JUAN BENITEZ	Director	February 26, 2026
Juan Benitez

/S/ MARY HARMAN	Director	February 26, 2026
Mary Harman

/S/ KATRINKA MCCALLUM	Director	February 26, 2026
Katrinka McCallum

/S/ SAMIR ZABANEH	Director	February 26, 2026
Samir Zabaneh

/S/ TODD FORD	Director	February 26, 2026
Todd Ford

/S/ DIDIER LAMOUCHE	Director	February 26, 2026
Didier Lamouche

	Director	February 26, 2026
Kimberly deBeers