Form 10-Q
period 2026-03-31
ACI WORLDWIDE, INC.
filed 2026-05-07
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 4, 2026, there were 101,661,570 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$161,757	$196,462
Receivables, net of allowances of $1,352 and $1,269, respectively	456,831	445,866
Settlement assets	460,893	397,346
Prepaid expenses	35,705	29,876
Other current assets	17,821	19,564
Total current assets	1,133,007	1,089,114
Noncurrent assets
Accrued receivables, net	369,078	391,719
Property and equipment, net	37,528	37,363
Operating lease right-of-use assets	26,526	28,733
Software, net	72,063	77,523
Goodwill	1,231,026	1,231,128
Intangible assets, net	141,439	147,062
Deferred income taxes, net	66,233	73,124
Other noncurrent assets	27,722	29,141
TOTAL ASSETS	$3,104,622	$3,104,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,842	$64,931
Settlement liabilities	459,870	396,034
Employee compensation	31,716	56,142
Current portion of long-term debt	40,957	40,941
Deferred revenue	79,344	73,637
Other current liabilities	65,650	73,958
Total current liabilities	739,379	705,643
Noncurrent liabilities
Deferred revenue	12,651	13,620
Long-term debt	766,438	776,667
Deferred income taxes, net	38,006	38,514
Operating lease liabilities	20,500	22,609
Other noncurrent liabilities	27,012	28,776
Total liabilities	1,603,986	1,585,829
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at March 31, 2026, and December 31, 2025	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at March 31, 2026, and December 31, 2025	702	702
Additional paid-in capital	771,834	761,523
Retained earnings	1,863,049	1,824,743
Treasury stock, at cost, 39,160,288 and 37,812,984 shares at March 31, 2026, and December 31, 2025, respectively	(1,026,803)	(964,752)
Accumulated other comprehensive loss	(108,146)	(103,138)
Total stockholders’ equity	1,500,636	1,519,078
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,104,622	$3,104,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Software as a service and platform as a service	$261,957	$237,083
License	88,041	84,493
Maintenance	50,918	48,642
Services	24,833	24,347
Total revenues	425,749	394,565
Operating expenses
Cost of revenue (1)	228,459	213,378
Research and development	44,092	38,908
Selling and marketing	30,236	32,186
General and administrative	40,216	27,592
Depreciation and amortization	25,256	23,985
Total operating expenses	368,259	336,049
Operating income	57,490	58,516
Other income (expense)
Interest expense	(12,198)	(14,683)
Interest income	3,606	4,064
Other, net	1,526	23,740
Total other income (expense)	(7,066)	13,121
Income before income taxes	50,424	71,637
Income tax expense	12,118	12,767
Net income	$38,306	$58,870
Income per common share
Basic	$0.38	$0.56
Diluted	$0.37	$0.55
Weighted average common shares outstanding
Basic	101,922	105,350
Diluted	102,843	106,827

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$38,306	$58,870
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,008)	7,879
Total other comprehensive income (loss)	(5,008)	7,879
Comprehensive income	$33,298	$66,749

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2025	$702	$761,523	$1,824,743	$(964,752)	$(103,138)	$1,519,078
Net income	—	—	38,306	—	—	38,306
Other comprehensive loss	—	—	—	—	(5,008)	(5,008)
Stock-based compensation	—	16,957	—	—	—	16,957
Shares issued and forfeited, net, under stock plans	—	(6,646)	—	7,632	—	986
Repurchase of 1,549,291 shares of common stock	—	—	—	(65,844)	—	(65,844)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,839)	—	(3,839)
Balance as of March 31, 2026	$702	$771,834	$1,863,049	$(1,026,803)	$(108,146)	$1,500,636

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2024	$702	$731,927	$1,598,085	$(784,914)	$(121,473)	$1,424,327
Net income	—	—	58,870	—	—	58,870
Other comprehensive income	—	—	—	—	7,879	7,879
Stock-based compensation	—	11,627	—	—	—	11,627
Shares issued and forfeited, net, under stock plans	—	(7,803)	—	9,178	—	1,375
Repurchase of 264,936 shares of common stock	—	—	—	(14,408)	—	(14,408)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(7,070)	—	(7,070)
Balance as of March 31, 2025	$702	$735,751	$1,656,955	$(797,214)	$(113,594)	$1,482,600
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$38,306	$58,870
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	3,400	3,156
Amortization	21,919	20,829
Amortization of operating lease right-of-use assets	2,337	2,435
Amortization of deferred debt issuance costs	412	650
Deferred income taxes	6,328	(2,463)
Stock-based compensation expense	16,957	11,627
Gain on sale of equity investment	—	(25,927)
Other	(590)	(718)
Changes in operating assets and liabilities:
Receivables	10,160	41,640
Accounts payable	937	7,479
Accrued employee compensation	(24,289)	(25,182)
Deferred revenue	4,903	(4,648)
Other current and noncurrent assets and liabilities	(16,533)	(9,527)
Net cash flows from operating activities	64,247	78,221
Cash flows from investing activities:
Purchases of property and equipment	(3,003)	(2,170)
Purchases of software	(11,508)	(6,759)
Proceeds from sale of equity investment	—	46,021
Net cash flows from investing activities	(14,511)	37,092
Cash flows from financing activities:
Proceeds from issuance of common stock	905	813
Proceeds from exercises of stock options	64	582
Repurchase of stock-based compensation awards for tax withholdings	(3,839)	(7,070)
Repurchases of common stock	(65,277)	(14,408)
Proceeds from revolving credit facility	15,000	—
Repayment of revolving credit facility	(15,000)	(70,000)
Repayment of term portion of credit agreement	(10,625)	(9,375)
Payments on or proceeds from other debt, net	(3,539)	(4,217)
Net increase in settlement assets and liabilities	18,126	88,324
Net cash flows from financing activities	(64,185)	(15,351)
Effect of exchange rate fluctuations on cash	(2,419)	1,791
Net increase (decrease) in cash and cash equivalents	(16,868)	101,753
Cash and cash equivalents, including settlement deposits, beginning of period	258,996	265,018
Cash and cash equivalents, including settlement deposits, end of period	$242,128	$366,771
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$161,757	$230,057
Settlement deposits	80,371	136,714
Total cash and cash equivalents, including settlement deposits	$242,128	$366,771
Supplemental cash flow information
Income taxes paid	$5,362	$12,695
Interest paid	$11,860	$19,807
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2025, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 26, 2026. Results for the three months ended March 31, 2026, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	March 31, 2026	December 31, 2025
Vendor financed licenses	$13,737	$11,866
Operating lease liabilities	8,656	8,856
Sales tax payable	6,334	10,761
Income taxes payable	4,919	5,258
Other	32,004	37,217
Total other current liabilities	$65,650	$73,958

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the

Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of March 31, 2026, and December 31, 2025, was $177.3 million and $238.4 million, respectively.

Fair Value
The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level using the discounted cash flow valuation model and allocates goodwill to these reporting units using a relative fair value approach. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. As of March 31, 2026, the Company's goodwill balance of $1.2 billion was allocated $814.0 million to Payment Software and $417.0 million to Biller.

Recoverability of goodwill is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. Use of a discounted cash flow model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The calculated fair value was substantially in excess of the current carrying value for all reporting units based upon the October 1, 2025, annual impairment test and there have been no indications of impairment in the subsequent periods.

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

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), to simplify the estimation of expected credit losses for certain short-term receivables and contract assets arising from revenue transactions. The ASU introduces a practical expedient that allows entities to assume current economic conditions will persist through the reasonable and supportable forecast period for eligible assets. The Company adopted ASU 2025-05 as of January 1, 2026, which did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective
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

Total receivables, net is comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Billed receivables	$201,098	$203,506
Allowance for doubtful accounts	(1,352)	(1,269)
Billed receivables, net	199,746	202,237
Current accrued receivables, net	257,085	243,629
Long-term accrued receivables, net	369,078	391,719
Total accrued receivables, net	626,163	635,348
Total receivables, net	$825,909	$837,585

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of March 31, 2026 and December 31, 2025.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2025	$87,257
Deferral of revenue	39,137
Recognition of deferred revenue	(34,290)
Foreign currency translation	(109)
Balance, March 31, 2026	$91,995

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

Revenue allocated to remaining performance obligations was $641.5 million as of March 31, 2026, of which the Company expects to recognize approximately 57% over the next 12 months and the remainder thereafter.

During the three months ended March 31, 2026, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Debt
As of March 31, 2026, the Company had $200.0 million, and $611.9 million outstanding under its Revolving Credit Facility and Term Loans, respectively, with up to $398.1 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.9 million of unused borrowings under the Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of March 31, 2026, was 5.52%.

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

Maturities on debt outstanding as of March 31, 2026, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2026	$31,875
2027	42,500
2028	45,000
2029	692,500
2030	—
Thereafter	—
Total	$811,875

As of March 31, 2026, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Term loans	$611,875	$622,500
Revolving credit facility	200,000	200,000
Debt issuance costs	(4,480)	(4,892)
Total debt	807,395	817,608
Less: current portion of term loans	42,500	42,500
Less: current portion of debt issuance costs	(1,543)	(1,559)
Total long-term debt	$766,438	$776,667

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of March 31, 2026 and December 31, 2025, there was $75.0 million available and no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of March 31, 2026 and December 31, 2025, $9.5 million was outstanding on these agreements, of which $4.8 million and $4.7 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.

4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$473,113	$(402,166)	$70,947	$471,173	$(394,851)	$76,322
Software for resale	105,955	(104,839)	1,116	106,594	(105,393)	1,201
Total software	$579,068	$(507,005)	$72,063	$577,767	$(500,244)	$77,523
Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended March 31, 2026 and 2025, totaled $16.5 million and $15.6 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.
Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three months ended March 31, 2026 totaled $0.1 million. There was no software for resale amortization expense recorded during the three months ended March 31, 2025. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$452,093	$(310,654)	$141,439	$453,414	$(306,352)	$147,062
Trademarks and trade names	22,123	(22,123)	—	22,235	(22,235)	—
Total other intangible assets	$474,216	$(332,777)	$141,439	$475,649	$(328,587)	$147,062

Other intangible assets amortization expense recorded during the three months ended March 31, 2026 and 2025, totaled $5.3 million and $5.2 million, respectively. Customer relationships amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

Based on capitalized intangible assets as of March 31, 2026, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2026	$34,766	$15,953
2027	23,561	20,985
2028	10,327	18,582
2029	2,454	17,964
2030	885	17,712
Thereafter	70	50,243
Total	$72,063	$141,439

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the three months ended March 31, 2026 and 2025, totaled 25,013 and 17,412, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2025	107,200	$20.11
Exercised	(3,200)	19.95
Outstanding as of March 31, 2026	104,000	$20.12	0.50	$2,172,560
Exercisable as of March 31, 2026	104,000	$20.12	0.50	$2,172,560

The total intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025, was $0.1 million and $1.2 million, respectively. There were no stock options granted during the three months ended March 31, 2026 or 2025.

Performance Share Awards
During the three months ended March 31, 2026, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,058,606	$43.22
Granted	499,639	46.44
Forfeited	(38,846)	46.91
Nonvested as of March 31, 2026	1,519,399	$44.18

The fair value of TSRs granted during the three months ended March 31, 2026 and 2025, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Three Months Ended March 31,
	2026	2025
Expected life (years)	3.1	2.3
Risk-free interest rate	3.6%	4.0%
Expected volatility	33.7%	33.2%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,710,592	$44.14
Granted	1,255,913	42.55
Vested	(262,780)	38.18
Forfeited	(90,437)	39.84
Nonvested as of March 31, 2026	2,613,288	$44.12

During the three months ended March 31, 2026, a total of 262,780 RSUs vested. The Company withheld 91,833 of those shares to pay the employees’ portion of the minimum payroll withholding taxes. Certain RSUs vest upon retirement eligibility, but settle on the original contractual settlement date. These awards are reflected as vested when retirement eligibility is achieved and remain outstanding but unsettled until delivery occurs.

As of March 31, 2026, there was unrecognized compensation expense of $106.7 million related to RSUs and $38.0 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.4 years and 2.5 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended March 31, 2026 and 2025, of $17.0 million and $11.6 million, respectively, with corresponding tax benefits of $2.6 million and $1.8 million, respectively.
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

The Company repurchased 1,549,291 shares for $65.8 million during the three months ended March 31, 2026. Under the program to date, the Company has repurchased 68,596,875 shares for approximately $1.4 billion. As of March 31, 2026, the maximum remaining amount authorized for purchase under the stock repurchase program was $390.5 million.

Subsequent to March 31, 2026, the Company has repurchased additional shares under the repurchase program.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted average shares outstanding:
Basic weighted average shares outstanding	101,922	105,350
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	921	1,477
Diluted weighted average shares outstanding	102,843	106,827

The diluted earnings (loss) per share computation excludes 2.2 million and 1.4 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended March 31, 2026 and 2025, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of March 31, 2026, and December 31, 2025, was 101,364,767 and 102,712,071, respectively.
8. Other, Net
Other, net is primarily comprised of foreign currency transaction gains and losses and, for the three months ended March 31, 2025, the $25.9 million gain on the sale of the Company's equity method investment. Other, net was $1.5 million and $23.7 million of income for the three months ended March 31, 2026 and 2025, respectively.
9. Segment Information
The Company reports financial performance based on its operating segments, Payment Software, which includes bank and merchant customers, and Biller. The Company analyzes Segment Adjusted EBITDA as a measure of segment profitability.

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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2026
	Payment Software	Biller	Total
Revenue	$213,461	$212,288	$425,749
Less:
Interchange (a)	—	146,228	146,228
Global technology and innovation (b)	67,375	11,887	79,262
Other segment items (c)	32,750	20,204	52,954
Segment adjusted EBITDA	$113,336	$33,969	$147,305
Reconciliation of income before income taxes
Depreciation and amortization			(25,319)
Stock-based compensation expense			(16,957)
Corporate and unallocated expenses			(47,539)
Interest, net			(8,592)
Other, net			1,526
Income before income taxes			$50,424

	Three Months Ended March 31, 2025
	Payment Software	Biller	Total
Revenue	$200,725	$193,840	$394,565
Less:
Interchange (a)	—	130,828	130,828
Global technology and innovation (b)	64,667	13,236	77,903
Other segment items (c)	29,497	18,881	48,378
Segment adjusted EBITDA	$106,561	$30,895	$137,456
Reconciliation of loss before income taxes
Depreciation and amortization			(23,985)
Stock-based compensation expense			(11,627)
Corporate and unallocated expenses			(43,328)
Interest, net			(10,619)
Other, net			23,740
Income before income taxes			$71,637

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

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2026
	Payment Software	Biller	Total
Primary solution categories
Bill payments	$—	$212,288	$212,288
Merchant payments	47,026	—	47,026
Payments intelligence	9,437	—	9,437
Real-time payments	32,427	—	32,427
Issuing and acquiring	124,571	—	124,571
Total	$213,461	$212,288	$425,749

	Three Months Ended March 31, 2025
	Payment Software	Biller	Total
Primary solution categories
Bill payments	$—	$193,840	$193,840
Merchant payments	37,659	—	37,659
Payments intelligence	9,574	—	9,574
Real-time payments	25,738	—	25,738
Issuing and acquiring	127,754	—	127,754
Total	$200,725	$193,840	$394,565

	Three Months Ended March 31,
	2026	2025
Payment Software
Software as a service and platform as a service	$49,669	$43,243
License	88,041	84,493
Maintenance	50,918	48,642
Services	24,833	24,347
Total	$213,461	$200,725
Biller
Software as a service and platform as a service	$212,288	$193,840
Total	$212,288	$193,840

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
United States	$273,710	$236,754
Other	152,039	157,811
Total	$425,749	$394,565

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	March 31, 2026	December 31, 2025
Long-lived assets
United States	$1,090,183	$1,106,051
Other	815,199	836,618
Total	$1,905,382	$1,942,669

No single customer accounted for more than 10% of the Company’s consolidated revenues during the three months ended March 31, 2026 and 2025. No country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three months ended March 31, 2026 and 2025.
10. Income Taxes
For the three months ended March 31, 2026, the Company's effective tax rate was 24%. The Company reported a tax charge on pretax income, including $23.2 million of earnings recognized by foreign entities. The effective tax rate for the three months ended March 31, 2026, was negatively impacted by permanent tax differences related to stock-based compensation expense.

For the three months ended March 31, 2025, the Company's effective tax rate was 18%. The Company reported a tax charge on pretax income, including $80.2 million of earnings recognized by foreign entities. The effective tax rate for the three months ended March 31, 2025, was positively impacted by excess tax deductions related to stock-based compensation expense.

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

As of both March 31, 2026, and December 31, 2025, the amount of unrecognized tax benefits for uncertain tax positions was $20.3 million.

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

All forward-looking statements in this report are expressly qualified by the risk factors discussed in our filings with the Securities and Exchange Commission (“SEC”). The cautionary statements in this report expressly qualify all of our forward-looking statements. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in our Risk Factors in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in Part 2, Item 1A of this Form 10-Q.

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and with our financial statements and related notes contained in this Form 10-Q. Results for the three months ended March 31, 2026, are not necessarily indicative of results that may be attained in the future.

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

Adoption of cloud technology. ACI has recognized the industry's technical inflection point as financial institutions transition from traditional on-premises infrastructure to private and public cloud environments, and we are actively supporting our customers' cloud strategies. Cloud technology enables the financial services ecosystem to reduce technical risk, accelerate innovation, improve time-to-market for new revenue-generating solutions, and enhance scalability, resiliency, and long-term operating economics. As banks, intermediaries, merchants, and billers modernize their systems to take advantage of these capabilities, our ongoing investments and partnerships allow us to deliver cloud benefits today while maintaining ACI's core strengths in performance, resiliency, and scalability. In addition, cloud-native, multi-tenant SaaS solutions expand our reach to smaller institutions by providing scalable, easy‑to‑integrate offerings at accessible price points. Building on these foundations, ACI Connetic—our fully cloud‑native banking platform launched in 2025—advances this strategy by conforming fully to Cloud Native Computing Foundation principles and by being deployable across public cloud environments such as Microsoft Azure and Amazon Web Services, as well as customers’ private clouds. Working closely with key hardware and software partners including IBM and Red Hat, we ensure ACI Connetic can operate at scale in public, private, and multi‑cloud deployments, supporting the needs of the largest global banks and processors, particularly in highly regulated markets where concentration risk and data sovereignty considerations drive deployment strategy.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of March 31, 2026, and December 31, 2025 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	March 31, 2026	December 31, 2025
Payment Software	$3,363	$3,372
Biller	3,926	3,887
Total	$7,289	$7,259

	March 31, 2026	December 31, 2025
Committed	$2,244	$2,304
Renewal	5,045	4,955
Total	$7,289	$7,259
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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended March 31, 2026 Compared to the Three Month Period Ended March 31, 2025

	Three Months Ended March 31,
	2026				2025
	Amount	% of Total Revenue	$ Change vs 2025	% Change vs 2025	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$261,957	62%	$24,874	10%	$237,083	60%
License	88,041	20%	3,548	4%	84,493	22%
Maintenance	50,918	12%	2,276	5%	48,642	12%
Services	24,833	6%	486	2%	24,347	6%
Total revenues	425,749	100%	31,184	8%	394,565	100%
Operating expenses:
Cost of revenue	228,459	54%	15,081	7%	213,378	54%
Research and development	44,092	10%	5,184	13%	38,908	10%
Selling and marketing	30,236	7%	(1,950)	(6)%	32,186	8%
General and administrative	40,216	9%	12,624	46%	27,592	7%
Depreciation and amortization	25,256	6%	1,271	5%	23,985	6%
Total operating expenses	368,259	86%	32,210	10%	336,049	85%
Operating income	57,490	14%	(1,026)	(2)%	58,516	15%
Other income (expense):
Interest expense	(12,198)	(3)%	2,485	(17)%	(14,683)	(4)%
Interest income	3,606	1%	(458)	(11)%	4,064	1%
Other, net	1,526	—%	(22,214)	(94)%	23,740	6%
Total other income (expense)	(7,066)	(2)%	(20,187)	(154)%	13,121	3%
Income before income taxes	50,424	12%	(21,213)	(30)%	71,637	18%
Income tax expense	12,118	3%	(649)	(5)%	12,767	3%
Net income	$38,306	9%	$(20,564)	(35)%	$58,870	15%

Revenues
Total revenue for the three months ended March 31, 2026, increased $31.2 million, or 8%, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $7.7 million increase in total revenue during the three months ended March 31, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, total revenue for the three months ended March 31, 2026, increased $23.5 million, or 6%, as compared to the same period in 2025.

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

SaaS and PaaS revenue increased $24.9 million, or 10%, during the three months ended March 31, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.5 million increase in SaaS and PaaS revenue during the three months ended March 31, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended March 31, 2026, increased $23.4 million, or 10%, as compared to the same period in 2025.
•The increase was primarily driven by new customer go-lives since March 31, 2025, and higher transaction volumes during the three months ended March 31, 2026, as compared to the same period in 2025.

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

License revenue increased $3.5 million, or 4%, during the three months ended March 31, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $3.7 million increase in license revenue during the three months ended March 31, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, license revenue for the three months ended March 31, 2026, decreased $0.2 million, as compared to the same period in 2025.

Maintenance Revenue
Maintenance revenue includes standard and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $2.3 million, or 5%, during the three months ended March 31, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.5 million increase in maintenance revenue during the three months ended March 31, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended March 31, 2026, increased $0.8 million, or 2%, as compared to the same period in 2025.

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

Services revenue increased $0.5 million, or 2%, during the three months ended March 31, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.0 million increase in services revenue during the three months ended March 31, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, services revenue for the three months ended March 31, 2026, decreased $0.5 million, or 2%, as compared to the same period in 2025.

Operating Expenses
Total operating expenses for the three months ended March 31, 2026, increased $32.2 million, or 10%, as compared to the same period in 2025.
•Total operating expenses for the three months ended March 31, 2026, included $5.4 million for cost reduction strategies.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $4.3 million increase in total operating expenses during the three months ended March 31, 2026, compared to the same period in 2025.
•Adjusted for the impact of cost reduction strategies and foreign currency, total operating expenses for the three months ended March 31, 2026, increased $22.5 million, or 7%, compared to the same period in 2025.

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

Cost of revenue increased $15.1 million, or 7%, during the three months ended March 31, 2026, compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.6 million increase in cost of revenue during the three months ended March 31, 2026, compared to the same period in 2025.
•Adjusted for the impact of foreign currency, cost of revenue for the three months ended March 31, 2026, increased $13.5 million, or 6%, compared to the same period in 2025.
•The increase was primarily due to higher payment card interchange fees of $15.4 million, partially offset by lower personnel and related expenses of $1.9 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $5.2 million, or 13%, during the three months ended March 31, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.7 million increase in R&D expenses during the three months ended March 31, 2026, compared to the same period in 2025.
•Adjusted for the impact of foreign currency, R&D expenses for the three months ended March 31, 2026, increased $4.5 million, or 11%, compared to the same period in 2025.
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

Selling and marketing expense decreased $2.0 million, or 6%, during the three months ended March 31, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.2 million increase in selling and marketing expense during the three months ended March 31, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, selling and marketing expense decreased $3.2 million, or 10%, for the three months ended March 31, 2026, as compared to the same period in 2025.
•The decrease was primarily due to lower personnel and related expenses.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $12.6 million, or 46%, during the three months ended March 31, 2026, as compared to the same period in 2025.
•General and administrative expenses for the three months ended March 31, 2026, included $5.4 million for cost reduction strategies.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.6 million increase in general and administrative expense during the three months ended March 31, 2026, as compared to the same period in 2025.
•Adjusted for the impact of cost reduction strategies and foreign currency, general and administrative expense increased $6.6 million, or 24%, for the three months ended March 31, 2026, as compared to the same period in 2025.
•The increase was primarily due to higher professional and other legal fees of $5.4 million, and personnel and related expenses of $1.2 million.

Depreciation and Amortization
Depreciation and amortization increased $1.3 million, or 5%, during the three months ended March 31, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in depreciation and amortization expense during the three months ended March 31, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, depreciation and amortization expense increased $1.1 million, or 4%, for the three months ended March 31, 2026, as compared to the same period in 2025.

Other Income and Expense
Interest expense for the three months ended March 31, 2026, decreased $2.5 million, or 17% compared to the same period in 2025, primarily due to lower comparative debt balances as well as a decrease in interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended March 31, 2026, decreased $0.5 million, or 11%, as compared to the same period in 2025.

Other, net is primarily comprised of foreign currency transaction gains and losses. During the three months ended March 31, 2025, other, net also included the $25.9 million gain on the sale of the Company's equity method investment. Other, net was $1.5 million and $23.7 million of income for the three months ended March 31, 2026 and 2025, respectively.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
Payment Software	$213,461	$200,725
Biller	212,288	193,840
Total revenue	$425,749	$394,565
Segment adjusted EBITDA
Payment Software	$113,336	$106,561
Biller	33,969	30,895
Depreciation and amortization	(25,319)	(23,985)
Stock-based compensation expense	(16,957)	(11,627)
Corporate and unallocated expenses	(47,539)	(43,328)
Interest, net	(8,592)	(10,619)
Other, net	1,526	23,740
Income before income taxes	$50,424	$71,637

Payment Software Segment Adjusted EBITDA increased $6.8 million for the three months ended March 31, 2026, compared to the same period in 2025, due to a $12.7 million increase in revenue, primarily due to an increase in SaaS and PaaS and license revenues, partially offset by a $5.9 million increase in cash operating expense.

Biller Segment Adjusted EBITDA increased $3.1 million for the three months ended March 31, 2026, compared to the same period in 2025, due to a $18.4 million increase in revenue, partially offset by a $15.3 million increase in cash operating expense, primarily payment card interchange and processing fees.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of March 31, 2026, we had $161.8 million of cash and cash equivalents, of which $79.9 million was held by our foreign subsidiaries. The Company has recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings in foreign subsidiaries, as these earnings are not intended to be indefinitely reinvested.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$161,757	$196,462
Availability under revolving credit facility	398,100	398,100
Total liquidity	$559,857	$594,562

The decrease in total liquidity is primarily attributable to stock repurchase activity and payments on the Term Loan Facility, partially offset by cash generated from operations.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of March 31, 2026, the full $75.0 million was available.

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

We repurchased 1,549,291 shares for $65.8 million under the program during the three months ended March 31, 2026. Under the program to date, we have repurchased 68,596,875 shares for approximately $1.4 billion. As of March 31, 2026, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $390.5 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used by):
Operating activities	$64,247	$78,221
Investing activities	(14,511)	37,092
Financing activities	(64,185)	(15,351)

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

Cash flows provided by operating activities of $64.2 million were $14.0 million lower for the three months ended March 31, 2026, compared to $78.2 million for the same period in 2025. Operating cash flows for the current quarter decreased primarily due to the timing of customer billings and payments.

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
During the first three months of 2026, we used cash of $14.5 million to purchase software, property, and equipment, as compared to $8.9 million during the same period in 2025. In addition, during the first three months of 2025, we received net proceeds of $46.0 million from the sale of our equity method investment.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first three months of 2026, we used $65.3 million to repurchase common stock and $3.8 million for the repurchase of stock-based compensation awards for tax withholdings. In addition, we repaid a net $10.6 million on the Incremental Term Loan and $3.5 million of other debt payments. We received net proceeds of $1.0 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $18.1 million for settlement assets and liabilities due to processing timing. During the first three months of 2025, we repaid a net $9.4 million on the Term Loan under the Amendment, $70.0 million on the Revolving Credit Facility, and $4.2 million of other debt payments. In addition, we used $14.4 million to repurchase common stock and $7.1 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $1.4 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $88.3 million for settlement assets and liabilities due to processing timing.
Contractual Obligations and Commercial Commitments
For the three months ended March 31, 2026, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2025.
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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Stock-Based Compensation
•Accounting for Income Taxes

During the three months ended March 31, 2026, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, for a more complete discussion of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three months ended March 31, 2026. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at March 31, 2026, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.1 million annually.

As of March 31, 2026, we had $811.9 million of debt outstanding under our Credit Facility. Our Credit Facility has a floating rate, which was 5.52% as of March 31, 2026. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.5 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various litigation matters arising in the ordinary course of our business. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, we believe would be likely to have a material effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2025. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2026 through January 31, 2026	580,446	(1)	$44.55	579,688
February 1, 2026 through February 28, 2026	720,923	(1)	40.68	699,507
March 1, 2026 through March 31, 2026	339,755	(1)	41.01	270,096
Total	1,641,124				$390,545,000

(1)Pursuant to our 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended March 31, 2026, 262,780 shares of RSUs vested. We withheld 91,833 of these RSUs to pay the employees’ portion of the applicable minimum payroll withholding taxes.

In 2005, the Board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In October 2025, the Board approved the repurchase of the Company's common stock for up to $500.0 million, in place of the remaining purchase amounts previously authorized. As of March 31, 2026, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $390.5 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.
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

ACI WORLDWIDE, INC. (Registrant)

Date: May 7, 2026	By:	/s/ ROBERT W. LEIBROCK
Robert W. Leibrock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)