Form 10-Q
period 2026-06-30
ACI WORLDWIDE, INC.
filed 2026-08-06
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of August 3, 2026, there were 100,955,241 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$167,398	$196,462
Receivables, net of allowances of $1,517 and $1,269, respectively	459,253	445,866
Settlement assets	447,171	397,346
Prepaid expenses	43,995	29,876
Other current assets	26,628	19,564
Total current assets	1,144,445	1,089,114
Noncurrent assets
Accrued receivables, net	357,813	391,719
Property and equipment, net	38,041	37,363
Operating lease right-of-use assets	24,687	28,733
Software, net	67,896	77,523
Goodwill	1,230,984	1,231,128
Intangible assets, net	136,156	147,062
Deferred income taxes, net	68,699	73,124
Other noncurrent assets	26,549	29,141
TOTAL ASSETS	$3,095,270	$3,104,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,457	$64,931
Settlement liabilities	444,734	396,034
Employee compensation	38,318	56,142
Current portion of long-term debt	40,973	40,941
Deferred revenue	75,654	73,637
Other current liabilities	57,296	73,958
Total current liabilities	723,432	705,643
Noncurrent liabilities
Deferred revenue	13,024	13,620
Long-term debt	781,204	776,667
Deferred income taxes, net	37,361	38,514
Operating lease liabilities	18,562	22,609
Other noncurrent liabilities	24,943	28,776
Total liabilities	1,598,526	1,585,829
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at June 30, 2026, and December 31, 2025	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at June 30, 2026, and December 31, 2025	702	702
Additional paid-in capital	761,821	761,523
Retained earnings	1,894,847	1,824,743
Treasury stock, at cost, 39,301,314 and 37,812,984 shares at June 30, 2026, and December 31, 2025, respectively	(1,052,735)	(964,752)
Accumulated other comprehensive loss	(107,891)	(103,138)
Total stockholders’ equity	1,496,744	1,519,078
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,095,270	$3,104,907
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Software as a service and platform as a service	$284,762	$271,258	$546,719	$508,341
License	68,795	56,711	156,836	141,204
Maintenance	51,558	50,421	102,476	99,063
Services	25,308	22,868	50,141	47,215
Total revenues	430,423	401,258	856,172	795,823
Operating expenses
Cost of revenue (1)	248,850	234,800	477,309	448,178
Research and development	47,900	41,107	91,992	80,015
Selling and marketing	30,603	28,741	60,839	60,927
General and administrative	34,484	37,651	74,700	65,243
Depreciation and amortization	23,937	24,101	49,193	48,086
Total operating expenses	385,774	366,400	754,033	702,449
Operating income	44,649	34,858	102,139	93,374
Other income (expense)
Interest expense	(11,979)	(14,527)	(24,177)	(29,210)
Interest income	5,592	3,934	9,198	7,998
Other, net	662	(6,393)	2,188	17,347
Total other income (expense)	(5,725)	(16,986)	(12,791)	(3,865)
Income before income taxes	38,924	17,872	89,348	89,509
Income tax expense	7,126	5,670	19,244	18,437
Net income	$31,798	$12,202	$70,104	$71,072
Income per common share
Basic	$0.31	$0.12	$0.69	$0.68
Diluted	$0.31	$0.12	$0.69	$0.67
Weighted average common shares outstanding
Basic	101,503	104,376	101,711	104,860
Diluted	101,676	105,103	102,256	105,960

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$31,798	$12,202	$70,104	$71,072
Other comprehensive income (loss):
Foreign currency translation adjustments	255	14,651	(4,753)	22,530
Total other comprehensive income (loss)	255	14,651	(4,753)	22,530
Comprehensive income	$32,053	$26,853	$65,351	$93,602

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2026	$702	$771,834	$1,863,049	$(1,026,803)	$(108,146)	$1,500,636
Net income	—	—	31,798	—	—	31,798
Other comprehensive income	—	—	—	—	255	255
Stock-based compensation	—	18,662	—	—	—	18,662
Shares issued and forfeited, net, under stock plans	—	(28,675)	—	30,848	—	2,173
Repurchase of 947,929 shares of common stock	—	—	—	(41,549)	—	(41,549)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(15,231)	—	(15,231)
Balance as of June 30, 2026	$702	$761,821	$1,894,847	$(1,052,735)	$(107,891)	$1,496,744

	Three Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of March 31, 2025	$702	$735,751	$1,656,955	$(797,214)	$(113,594)	$1,482,600
Net income	—	—	12,202	—	—	12,202
Other comprehensive income	—	—	—	—	14,651	14,651
Stock-based compensation	—	16,411	—	—	—	16,411
Shares issued and forfeited, net, under stock plans	—	(18,620)	—	19,658	—	1,038
Repurchase of 2,448,863 shares of common stock	—	—	—	(120,248)	—	(120,248)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(13,156)	—	(13,156)
Balance as of June 30, 2025	$702	$733,542	$1,669,157	$(910,960)	$(98,943)	$1,393,498
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Six Months Ended June 30, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2025	$702	$761,523	$1,824,743	$(964,752)	$(103,138)	$1,519,078
Net income	—	—	70,104	—		70,104
Other comprehensive loss	—	—	—	—	(4,753)	(4,753)
Stock-based compensation	—	35,619	—	—	—	35,619
Shares issued and forfeited, net, under stock plans	—	(35,321)	—	38,480	—	3,159
Repurchase of 2,497,220 shares of common stock	—	—	—	(107,393)	—	(107,393)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(19,070)	—	(19,070)
Balance as of June 30, 2026	$702	$761,821	$1,894,847	$(1,052,735)	$(107,891)	$1,496,744

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2024	$702	$731,927	$1,598,085	$(784,914)	$(121,473)	$1,424,327
Net income	—	—	71,072	—	—	71,072
Other comprehensive income	—	—	—	—	22,530	22,530
Stock-based compensation	—	28,038	—	—	—	28,038
Shares issued and forfeited, net, under stock plans	—	(26,423)	—	28,836	—	2,413
Repurchase of 2,713,799 shares of common stock	—	—	—	(134,656)	—	(134,656)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(20,226)	—	(20,226)
Balance as of June 30, 2025	$702	$733,542	$1,669,157	$(910,960)	$(98,943)	$1,393,498
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$70,104	$71,072
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,995	6,345
Amortization	42,322	41,741
Amortization of operating lease right-of-use assets	4,661	4,842
Amortization of deferred debt issuance costs	819	1,270
Deferred income taxes	3,681	(4,208)
Stock-based compensation expense	35,619	28,038
Gain on sale of equity investment	—	(25,927)
Other	(177)	873
Changes in operating assets and liabilities:
Receivables	21,334	48,691
Accounts payable	8,757	12,411
Accrued employee compensation	(17,647)	(16,202)
Deferred revenue	1,334	(7,841)
Other current and noncurrent assets and liabilities	(42,766)	(33,087)
Net cash flows from operating activities	135,036	128,018
Cash flows from investing activities:
Purchases of property and equipment	(9,855)	(4,326)
Purchases of software	(18,369)	(12,142)
Proceeds from sale of equity investment	—	46,021
Net cash flows from investing activities	(28,224)	29,553
Cash flows from financing activities:
Proceeds from issuance of common stock	1,766	1,632
Proceeds from exercises of stock options	1,352	796
Repurchase of stock-based compensation awards for tax withholdings	(19,070)	(20,226)
Repurchases of common stock	(106,753)	(133,770)
Redemption of 2026 Notes	—	(400,000)
Proceeds from revolving credit facility	40,000	290,000
Repayment of revolving credit facility	(15,000)	(100,000)
Proceeds from term portion of credit agreement	—	200,000
Repayment of term portion of credit agreement	(21,250)	(18,750)
Payments on or proceeds from other debt, net	(10,666)	(10,664)
Payments for debt issuance costs	—	(134)
Net increase (decrease) in settlement assets and liabilities	(6,598)	61,573
Net cash flows from financing activities	(136,219)	(129,543)
Effect of exchange rate fluctuations on cash	(5,130)	5,909
Net increase (decrease) in cash and cash equivalents	(34,537)	33,937
Cash and cash equivalents, including settlement deposits, beginning of period	258,996	265,018
Cash and cash equivalents, including settlement deposits, end of period	$224,459	$298,955
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$167,398	$189,697
Settlement deposits	57,061	109,258
Total cash and cash equivalents, including settlement deposits	$224,459	$298,955
Supplemental cash flow information
Income taxes paid	$39,098	$33,164
Interest paid	$23,461	$35,736
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2025, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 26, 2026. Results for the three and six months ended June 30, 2026, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	June 30, 2026	December 31, 2025
Vendor financed licenses	$14,130	$11,866
Operating lease liabilities	8,725	8,856
Sales tax payable	7,601	10,761
Other	26,840	42,475
Total other current liabilities	$57,296	$73,958

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of June 30, 2026, and December 31, 2025, was $184.9 million and $238.4 million, respectively.

Fair Value
The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level using the discounted cash flow valuation model and allocates goodwill to these reporting units using a relative fair value approach. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. As of June 30, 2026, the Company's goodwill balance of $1.2 billion was allocated $813.9 million to Payment Software and $417.0 million to Biller.

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

Total receivables, net is comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Billed receivables	$205,700	$203,506
Allowance for credit losses	(1,517)	(1,269)
Billed receivables, net	204,183	202,237
Current accrued receivables, net	255,070	243,629
Long-term accrued receivables, net	357,813	391,719
Total accrued receivables, net	612,883	635,348
Total receivables, net	$817,066	$837,585

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of June 30, 2026 and December 31, 2025.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2025	$87,257
Deferral of revenue	70,250
Recognition of deferred revenue	(68,941)
Foreign currency translation	112
Balance, June 30, 2026	$88,678

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

Revenue allocated to remaining performance obligations was $654.1 million as of June 30, 2026, of which the Company expects to recognize approximately 58% over the next 12 months and the remainder thereafter.

During the three and six months ended June 30, 2026, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Debt
As of June 30, 2026, the Company had $225.0 million and $601.3 million outstanding under its Revolving Credit Facility and Term Loans, respectively, with up to $373.1 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $1.9 million of unused borrowings under the Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term

SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of June 30, 2026, was 5.49%.

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

Maturities on debt outstanding as of June 30, 2026, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2026	$21,250
2027	42,500
2028	45,000
2029	717,500
2030	—
Thereafter	—
Total	$826,250

As of June 30, 2026, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Term loans	$601,250	$622,500
Revolving credit facility	225,000	200,000
Debt issuance costs	(4,073)	(4,892)
Total debt	822,177	817,608
Less: current portion of term loans	42,500	42,500
Less: current portion of debt issuance costs	(1,527)	(1,559)
Total long-term debt	$781,204	$776,667

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered in to an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of June 30, 2026 and December 31, 2025, there was $75.0 million available and no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of June 30, 2026, $4.2 million was outstanding on these agreements, which is included in other current liabilities in the condensed consolidated balance sheet. As of December 31, 2025, $9.5 million was outstanding on these agreements, of which $4.8 million and $4.7 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.

4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$479,077	$(412,226)	$66,851	$471,173	$(394,851)	$76,322
Software for resale	106,012	(104,967)	1,045	106,594	(105,393)	1,201
Total software	$585,089	$(517,193)	$67,896	$577,767	$(500,244)	$77,523

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended June 30, 2026 and 2025, totaled $15.0 million and $15.6 million, respectively. Software for internal use amortization expense recorded during the six months ended June 30, 2026 and 2025, totaled $31.5 million and $31.2 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.
Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three and six months ended June 30, 2026 totaled $0.06 million and $0.12 million, respectively. There was no software for resale amortization expense recorded during the three and six months ended June 30, 2025. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$452,472	$(316,316)	$136,156	$453,414	$(306,352)	$147,062
Trademarks and trade names	22,102	(22,102)	—	22,235	(22,235)	—
Total other intangible assets	$474,574	$(338,418)	$136,156	$475,649	$(328,587)	$147,062

Other intangible assets amortization expense recorded during the three months ended June 30, 2026 and 2025, totaled $5.4 million and $5.3 million, respectively. Other intangible assets amortization expense recorded during the six months ended June 30, 2026 and 2025, totaled $10.7 million and $10.5 million, respectively. Customer relationships amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

Based on capitalized intangible assets as of June 30, 2026, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2026	$22,071	$10,645
2027	26,698	20,989
2028	13,374	18,584
2029	4,128	17,966
2030	1,451	17,716
Thereafter	174	50,256
Total	$67,896	$136,156

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the six months ended June 30, 2026 and 2025, totaled 49,102 and 35,586, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2025	107,200	$20.11
Exercised	(67,200)	20.11
Outstanding as of June 30, 2026	40,000	$20.12	0.65	$1,206,800
Exercisable as of June 30, 2026	40,000	$20.12	0.65	$1,206,800

The total intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025, was $1.7 million and $1.5 million, respectively. There were no stock options granted during the six months ended June 30, 2026 or 2025.

Performance Share Awards
During the six months ended June 30, 2026, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,058,606	$43.22
Granted	499,639	46.44
Vested	(731,472)	41.38
Forfeited	(42,371)	46.87
Change in payout rate	258,095	42.16
Nonvested as of June 30, 2026	1,042,497	$45.64

During the six months ended June 30, 2026, a total of 731,472 TSRs granted in fiscal 2023 vested and achieved a payout rate of 115% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 258,680 of those shares to pay the employee's portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the six months ended June 30, 2026 and 2025, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Six Months Ended June 30,
	2026	2025
Expected life (years)	3.1	2.3
Risk-free interest rate	3.6%	4.0%
Expected volatility	33.7%	33.2%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,710,592	$44.14
Granted	1,360,995	42.58
Vested	(621,176)	38.75
Forfeited	(141,926)	41.17
Nonvested as of June 30, 2026	2,308,485	$44.85

During the six months ended June 30, 2026, a total of 621,176 RSUs vested. The Company withheld 198,337 of those shares to pay the employees’ portion of the minimum payroll withholding taxes. Certain RSUs vest upon retirement eligibility, but settle on the original contractual settlement date. These awards are reflected as vested when retirement eligibility is achieved and remain outstanding but unsettled until delivery occurs.

As of June 30, 2026, there was unrecognized compensation expense of $95.4 million related to RSUs and $34.7 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.2 years and 2.3 years, respectively.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2026 and 2025, of $18.7 million and $16.4 million, respectively, with corresponding tax benefits of $3.1 million and $2.6 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the six months ended June 30, 2026 and 2025, of $35.6 million and $28.0 million, respectively, with corresponding tax benefits of $5.7 million and $4.4 million, respectively.
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

The Company repurchased 2,497,220 shares for $107.4 million during the six months ended June 30, 2026. Under the program to date, the Company has repurchased 69,544,804 shares for approximately $1.4 billion. As of June 30, 2026, the maximum remaining amount authorized for purchase under the stock repurchase program was $349.0 million.

Subsequent to June 30, 2026, the Company has repurchased additional shares under the repurchase program.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares outstanding:
Basic weighted average shares outstanding	101,503	104,376	101,711	104,860
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	173	727	545	1,100
Diluted weighted average shares outstanding	101,676	105,103	102,256	105,960

The diluted earnings per share computation excludes 1.8 million and 2.0 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended June 30, 2026 and 2025, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 2.0 million and 1.7 million options to purchase shares, RSUs, and contingently issuable shares during the six months ended June 30, 2026 and 2025, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of June 30, 2026, and December 31, 2025, was 101,223,741 and 102,712,071, respectively.
8. Other, Net
Other, net is comprised of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency transaction gains (losses)	$662	$(5,300)	$2,188	$(7,487)
Gain on sale of equity investment	—	—	—	25,927
Loss on extinguishment of debt	—	(1,093)	—	(1,093)
Total other, net	$662	$(6,393)	$2,188	$17,347
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2026
	Payment Software	Biller	Total
Revenue	$196,367	$234,056	$430,423
Less:
Interchange (a)	—	165,629	165,629
Global technology and innovation (b)	71,003	12,714	83,717
Other segment items (c)	31,758	20,968	52,726
Segment Adjusted EBITDA	$93,606	$34,745	$128,351
Reconciliation of income before income taxes
Depreciation and amortization			(23,998)
Stock-based compensation expense			(18,662)
Corporate and unallocated expenses			(41,042)
Interest, net			(6,387)
Other, net			662
Income before income taxes			$38,924

	Three Months Ended June 30, 2025
	Payment Software	Biller	Total
Revenue	$179,343	$221,915	$401,258
Less:
Interchange (a)	—	151,063	151,063
Global technology and innovation (b)	65,177	12,002	77,179
Other segment items (c)	30,888	19,065	49,953
Segment Adjusted EBITDA	$83,278	$39,785	$123,063
Reconciliation of income before income taxes
Depreciation and amortization			(24,101)
Stock-based compensation expense			(16,411)
Corporate and unallocated expenses			(47,693)
Interest, net			(10,593)
Other, net			(6,393)
Income before income taxes			$17,872

	Six Months Ended June 30, 2026
	Payment Software	Biller	Total
Revenue	$409,828	$446,344	$856,172
Less:
Interchange (a)	—	311,857	311,857
Global technology and innovation (b)	138,378	24,601	162,979
Other segment items (c)	64,508	41,172	105,680
Segment Adjusted EBITDA	$206,942	$68,714	$275,656
Reconciliation of income before income taxes
Depreciation and amortization			(49,317)
Stock-based compensation expense			(35,619)
Corporate and unallocated expenses			(88,581)
Interest, net			(14,979)
Other, net			2,188
Income before income taxes			$89,348

	Six Months Ended June 30, 2025
	Payment Software	Biller	Total
Revenue	$380,068	$415,755	$795,823
Less:
Interchange (a)	—	281,891	281,891
Global technology and innovation (b)	129,844	25,238	155,082
Other segment items (c)	60,385	37,946	98,331
Segment Adjusted EBITDA	$189,839	$70,680	$260,519
Reconciliation of income before income taxes
Depreciation and amortization			(48,086)
Stock-based compensation expense			(28,038)
Corporate and unallocated expenses			(91,021)
Interest, net			(21,212)
Other, net			17,347
Income before income taxes			$89,509

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

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2026
	Payment Software	Biller	Total
Primary Solution Categories
Bill payments	$—	$234,056	$234,056
Merchant payments	41,125	—	41,125
Payments intelligence	16,052	—	16,052
Real-time payments	22,860	—	22,860
Issuing and acquiring	116,330	—	116,330
Total	$196,367	$234,056	$430,423

	Three Months Ended June 30, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill payments	$—	$221,915	$221,915
Merchant payments	39,655	—	39,655
Payments intelligence	15,161	—	15,161
Real-time payments	39,471	—	39,471
Issuing and acquiring	85,056	—	85,056
Total	$179,343	$221,915	$401,258

	Six Months Ended June 30, 2026
	Payment Software	Biller	Total
Primary Solution Categories
Bill payments	$—	$446,344	$446,344
Merchant payments	88,151	—	88,151
Payments intelligence	25,489	—	25,489
Real-time payments	55,287	—	55,287
Issuing and acquiring	240,901	—	240,901
Total	$409,828	$446,344	$856,172

	Six Months Ended June 30, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill payments	$—	$415,755	$415,755
Merchant payments	77,314	—	77,314
Payments intelligence	24,735	—	24,735
Real-time payments	65,209	—	65,209
Issuing and acquiring	212,810	—	212,810
Total	$380,068	$415,755	$795,823

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Payment Software
Software as a service and platform as a service	$50,706	$49,343	$100,375	$92,586
License	68,795	56,711	156,836	141,204
Maintenance	51,558	50,421	102,476	99,063
Services	25,308	22,868	50,141	47,215
Total	$196,367	$179,343	$409,828	$380,068
Biller
Software as a service and platform as a service	$234,056	$221,915	$446,344	$415,755
Total	$234,056	$221,915	$446,344	$415,755

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
United States	$275,141	$275,855	$548,851	$512,609
Other	155,282	125,403	307,321	283,214
Total	$430,423	$401,258	$856,172	$795,823

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	June 30, 2026	December 31, 2025
Long-lived Assets
United States	$1,076,405	$1,106,051
Other	805,721	836,618
Total	$1,882,126	$1,942,669

No single customer accounted for more than 10% of the Company's consolidated revenue during the three and six months ended June 30, 2026 and 2025. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three and six months ended June 30, 2026 and 2025.
10. Income Taxes

For the three and six months ended June 30, 2026, the Company's effective tax rate was 18% and 22%, respectively. The Company reported a tax charge on pretax income for both the three and six months ended June 30, 2026, including $46.6 million and $69.8 million, respectively, of earnings recognized by foreign entities.

For the three and six months ended June 30, 2025, the Company's effective tax rate was 32% and 21%, respectively. The Company reported a tax charge on pretax income for both the three and six months ended June 30, 2025, including $19.0 million and $99.2 million, respectively, of earnings recognized by foreign entities.

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

As of both June 30, 2026, and December 31, 2025, the amount of unrecognized tax benefits for uncertain tax positions was $20.3 million.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and six months ended June 30, 2026, are not necessarily indicative of results that may be attained in the future.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of June 30, 2026, March 31, 2026, and December 31, 2025 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	June 30, 2026	March 31, 2026	December 31, 2025
Payment Software	$3,396	$3,363	$3,372
Biller	3,885	3,926	3,887
Total	$7,281	$7,289	$7,259

	June 30, 2026	March 31, 2026	December 31, 2025
Committed	$2,128	$2,244	$2,304
Renewal	5,153	5,045	4,955
Total	$7,281	$7,289	$7,259

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended June 30, 2026 Compared to the Three Month Period Ended June 30, 2025

	Three Months Ended June 30,
	2026				2025
	Amount	% of Total Revenue	$ Change vs 2025	% Change vs 2025	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$284,762	66%	$13,504	5%	$271,258	67%
License	68,795	16%	12,084	21%	56,711	14%
Maintenance	51,558	12%	1,137	2%	50,421	13%
Services	25,308	6%	2,440	11%	22,868	6%
Total revenues	430,423	100%	29,165	7%	401,258	100%
Operating expenses:
Cost of revenue	248,850	58%	14,050	6%	234,800	59%
Research and development	47,900	11%	6,793	17%	41,107	10%
Selling and marketing	30,603	7%	1,862	6%	28,741	7%
General and administrative	34,484	8%	(3,167)	(8)%	37,651	9%
Depreciation and amortization	23,937	6%	(164)	(1)%	24,101	6%
Total operating expenses	385,774	90%	19,374	5%	366,400	91%
Operating income	44,649	10%	9,791	28%	34,858	9%
Other income (expense):
Interest expense	(11,979)	(3)%	2,548	(18)%	(14,527)	(4)%
Interest income	5,592	1%	1,658	42%	3,934	1%
Other, net	662	—%	7,055	110%	(6,393)	(2)%
Total other income (expense)	(5,725)	(2)%	11,261	66%	(16,986)	(5)%
Income before income taxes	38,924	8%	21,052	118%	17,872	4%
Income tax expense	7,126	2%	1,456	26%	5,670	1%
Net income	$31,798	6%	$19,596	161%	$12,202	3%

Revenues
Total revenue for the three months ended June 30, 2026, increased $29.2 million, or 7%, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $3.5 million increase in total revenue during the three months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, total revenue for the three months ended June 30, 2026, increased $25.7 million, or 6%, as compared to the same period in 2025.

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

SaaS and PaaS revenue increased $13.5 million, or 5%, during the three months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in SaaS and PaaS revenue during the three months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the three months ended June 30, 2026, increased $13.2 million, or 5%, as compared to the same period in 2025.
•The increase was primarily driven by new customer go-lives since June 30, 2025, and higher transaction volumes during the three months ended June 30, 2026, as compared to the same period in 2025.

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

License revenue increased $12.1 million, or 21%, during the three months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $2.1 million increase in license revenue during the three months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, license revenue for the three months ended June 30, 2026, increased $10.0 million, or 17%, as compared to the same period in 2025.
•The increase was driven by license renewal timing as well as the relative size of new license and capacity events during the three months ended June 30, 2026, as compared to the same period in 2025.

Maintenance Revenue
Maintenance revenue includes standard and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue increased $1.1 million, or 2%, during the three months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in maintenance revenue during the three months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, maintenance revenue for the three months ended June 30, 2026, increased $0.7 million, or 1%, as compared to the same period in 2025.

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

Services revenue increased $2.4 million, or 11%, during the three months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.6 million increase in services revenue during the three months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, services revenue for the three months ended June 30, 2026, increased $1.8 million, or 8%, as compared to the same period in 2025.
•The increase was primarily driven by the timing and magnitude of project-related work during the three months ended June 30, 2026, as compared to the same period in 2025.

Operating Expenses
Total operating expenses for the three months ended June 30, 2026, increased $19.4 million, or 5%, as compared to the same period in 2025.
•Total operating expenses for the three months ended June 30, 2026, included $0.4 million for cost reduction strategies and $3.1 million of other significant transaction-related expenses during the period, compared to $5.1 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses for the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.1 million increase in total operating expenses during the three months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, total operating expenses for the three months ended June 30, 2026, increased $20.3 million, or 6%, as compared to the same period in 2025.

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

Cost of revenue increased $14.1 million, or 6%, during the three months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.5 million increase in cost of revenue during the three months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, cost of revenue for the three months ended June 30, 2026, increased $13.6 million, or 6%, as compared to the same period in 2025.
•The increase was primarily due to higher payment card interchange fees of $14.6 million, partially offset by a decrease in personnel and related expenses of $1.0 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $6.8 million, or 17%, during the three months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily due to higher personnel and related expenses, including a $1.3 million increase in stock-based compensation expense.

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

Selling and marketing expense increased $1.9 million, or 6%, during the three months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.4 million increase in selling and marketing expenses during the three months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, selling and marketing expenses for the three months ended June 30, 2026, increased $1.5 million, or 5%, as compared to the same period in 2025.
•The increase was primarily due to higher personnel and related expenses and advertising and professional fees of $0.9 million and $0.6 million, respectively.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense decreased $3.2 million, or 8%, during the three months ended June 30, 2026, as compared to the same period in 2025.
•General and administrative expenses for the three months ended June 30, 2026, included $0.4 million for cost reduction strategies and $3.1 million of other significant transaction-related expenses, compared to $5.1 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses in the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.3 million increase in general and administrative expense during the three months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, general and administrative expense for the three months ended June 30, 2026, decreased $1.5 million, or 5%, as compared to the same period in 2025.
•The decrease was primarily due to a decrease in professional and other legal fees of $2.5 million, partially offset by an increase in personnel and related expenses of $1.0 million, including a $0.9 million increase in stock-based compensation expense.

Depreciation and Amortization
Depreciation and amortization decreased $0.2 million, or 1%, during the three months ended June 30, 2026, as compared to the same period in 2025.

Other Income and Expense
Interest expense for the three months ended June 30, 2026, decreased $2.5 million, or 18%, as compared to the same period in 2025, primarily due to lower comparative debt balances as well as a decrease in interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended June 30, 2026, increased $1.7 million, or 42%, as compared to the same period in 2025.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $0.7 million of income and $6.4 million of expense for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2025, other, net also included the $1.1 million loss on extinguishment of debt as a result of the redemption of the 2026 Notes.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Six Month Period Ended June 30, 2026 Compared to the Six Month Period Ended June 30, 2025

	Six Months Ended June 30,
	2026				2025
	Amount	% of Total Revenue	$ Change vs 2025	% Change vs 2025	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$546,719	64%	$38,378	8%	$508,341	64%
License	156,836	18%	15,632	11%	141,204	18%
Maintenance	102,476	12%	3,413	3%	99,063	12%
Services	50,141	6%	2,926	6%	47,215	6%
Total revenues	856,172	100%	60,349	8%	795,823	100%
Operating expenses:
Cost of revenue	477,309	56%	29,131	6%	448,178	56%
Research and development	91,992	11%	11,977	15%	80,015	10%
Selling and marketing	60,839	7%	(88)	—%	60,927	8%
General and administrative	74,700	9%	9,457	14%	65,243	8%
Depreciation and amortization	49,193	6%	1,107	2%	48,086	6%
Total operating expenses	754,033	89%	51,584	7%	702,449	88%
Operating income	102,139	11%	8,765	9%	93,374	12%
Other income (expense):
Interest expense	(24,177)	(3)%	5,033	(17)%	(29,210)	(4)%
Interest income	9,198	1%	1,200	15%	7,998	1%
Other, net	2,188	—%	(15,159)	(87)%	17,347	2%
Total other income (expense)	(12,791)	(2)%	(8,926)	231%	(3,865)	(1)%
Income before income taxes	89,348	9%	(161)	—%	89,509	11%
Income tax expense	19,244	2%	807	4%	18,437	2%
Net income	$70,104	7%	$(968)	(1)%	$71,072	9%

Revenues
Total revenue for the six months ended June 30, 2026, increased $60.3 million, or 8%, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $11.1 million increase in total revenue during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, total revenue for the six months ended June 30, 2026, increased $49.2 million, or 6%, as compared to the same period in 2025.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $38.4 million, or 8%, during the six months ended June 30, 2026, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in $1.7 million increase in SaaS and PaaS revenue during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the six months ended June 30, 2026, increased $36.7 million, or 7%, as compared to the same period in 2025.
•The increase was primarily driven by new customer go-lives since June 30, 2025, and higher transaction volumes during the six months ended June 30, 2026, as compared to the same period in 2025.

License Revenue
License revenue increased $15.6 million, or 11%, during the six months ended June 30, 2026, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $5.8 million increase in license revenue during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, license revenue for the six months ended June 30, 2026, increased $9.8 million, or 7%, as compared to the same period in 2025.
•The increase was driven by the relative size of new license and capacity events during the six months ended June 30, 2026, as compared to the same period in 2025.

Maintenance Revenue
Maintenance revenue increased $3.4 million, or 3%, during the six months ended June 30, 2026, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $1.9 million increase in maintenance revenue during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, maintenance revenue for the six months ended June 30, 2026, increased $1.5 million, or 1%, as compared to the same period in 2025.
•The increase was primarily driven by consumer price index uplifts on contracted maintenance.

Services Revenue
Services revenue increased $2.9 million, or 6%, during the six months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.7 million increase in services revenue during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, services revenue for the six months ended June 30, 2026, increased $1.2 million, or 3%, as compared to the same period in 2025.
•The increase was primarily driven by the timing and magnitude of project-related work during the six months ended June 30, 2026, as compared to the same period in 2025.

Operating Expenses
Total operating expenses for the six months ended June 30, 2026 increased $51.6 million, or 7%, as compared to the same period in 2025.
•Total operating expenses for the six months ended June 30, 2026, included $5.8 million for cost reduction strategies and $3.1 million of other significant transaction-related expenses, compared to $5.1 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses for the same period in 2025.
•The impact of certain foreign currencies strengthening against U.S dollar resulted in a $5.4 million increase in total operating expenses for the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, total operating expenses for the six months ended June 30, 2026, increased $42.8 million, or 6%, as compared to the same period in 2025.

Cost of Revenue
Cost of revenue increased $29.1 million, or 6%, during the six months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $2.0 million increase in cost of revenue during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, cost of revenue for the six months ended June 30, 2026, increased $27.1 million, or 6%, as compared to the same period in 2025.
•The increase was primarily due to higher payment card interchange fees of $30.0 million, partially offset by a decrease in personnel and related expenses of $2.9 million.

Research and Development
R&D expense increased $12.0 million, or 15%, during the six months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.6 million increase in R&D expense during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, R&D expense for the six months ended June 30, 2026, increased $11.4 million, or 14%, as compared to the same period in 2025.
•The increase was primarily due to higher personnel and related expenses, including a $2.6 million increase in stock-based compensation expense.

Selling and Marketing
Selling and marketing expense decreased $0.1 million during the six months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.6 million increase in selling and marketing expense during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, selling and marketing expense for the six months ended June 30, 2026, decreased $1.7 million, or 3%, as compared to the same period in 2025.
•The decrease was primarily due to a decrease in personnel and related expenses of $2.4 million, partially offset by an increase in advertising and professional fees of $0.7 million.

General and Administrative
General and administrative expense increased $9.5 million, or 14%, during the six months ended June 30, 2026, as compared to the same period in 2025.
•General and administrative expenses for the six months ended June 30, 2026, included $5.8 million for cost reduction strategies and $3.1 million of other significant transaction-related expenses, compared to $5.1 million for cost reduction strategies and $0.4 million of other significant transaction-related expenses during the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.0 million increase in general and administrative expense during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, general and administrative expense for the six months ended June 30, 2026, increased $5.1 million, or 8%, as compared to the same period in 2025.
•The increase was primarily due to higher personnel and related expenses of $2.3 million, primarily stock-based compensation expense, as well as an increase in professional fees of $2.8 million.

Depreciation and Amortization
Depreciation and amortization increased $1.1 million, or 2%, during the six months ended June 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in depreciation and amortization expense during the six months ended June 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, depreciation and amortization expenses for the six months ended June 30, 2026, increased $0.9 million, or 2%, as compared to the same period in 2025.

Other Income and Expense
Interest expense for the six months ended June 30, 2026, decreased $5.0 million, or 17%, as compared to the same period in 2025, primarily due to lower comparative debt balances as well as a decrease in interest rates.

Interest income for the six months ended June 30, 2026, increased $1.2 million, or 15% as compared to the same period in 2025.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $2.2 million and $17.3 million of income for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2025, other, net also included the $25.9 million gain on the sale of the Company's equity method investment and the $1.1 million loss on extinguishment of debt.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Payment Software	$196,367	$179,343	$409,828	$380,068
Biller	234,056	221,915	446,344	415,755
Total revenue	$430,423	$401,258	$856,172	$795,823
Segment Adjusted EBITDA
Payment Software	$93,606	$83,278	$206,942	$189,839
Biller	34,745	39,785	68,714	70,680
Depreciation and amortization	(23,998)	(24,101)	(49,317)	(48,086)
Stock-based compensation expense	(18,662)	(16,411)	(35,619)	(28,038)
Corporate and unallocated expenses	(41,042)	(47,693)	(88,581)	(91,021)
Interest, net	(6,387)	(10,593)	(14,979)	(21,212)
Other, net	662	(6,393)	2,188	17,347
Income before income taxes	$38,924	$17,872	$89,348	$89,509

Payment Software Segment Adjusted EBITDA increased $10.3 million for the three months ended June 30, 2026, compared to the same period in 2025, due to a $17.0 million increase in revenue primarily related to an increase in license revenues, partially offset by a $6.7 million increase in cash operating expense.

Biller Segment Adjusted EBITDA decreased $5.0 million for the three months ended June 30, 2026, compared to the same period in 2025, due to a $17.1 million increase in cash operating expense primarily for payment card interchange and other processing fees, partially offset by a $12.1 million increase in revenue.

Payment Software Segment Adjusted EBITDA increased $17.1 million for the six months ended June 30, 2026, compared to the same period in 2025, due to a $29.8 million increase in revenue primarily related to an increase in license and capacity revenue, partially offset by a $12.7 million increase in cash operating expense.

Biller Segment Adjusted EBITDA decreased $2.0 million for the six months ended June 30, 2026, compared to the same period in 2025, due to a $32.6 million increase in cash operating expense primarily for payment card interchange and other processing fees, partially offset by a $30.6 million increase in revenue.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of June 30, 2026, we had $167.4 million of cash and cash equivalents, of which $77.4 million was held by our foreign subsidiaries. The Company has recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings in foreign subsidiaries, as these earnings are not intended to be indefinitely reinvested.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$167,398	$196,462
Availability under revolving credit facility	373,100	398,100
Total liquidity	$540,498	$594,562

The decrease in total liquidity was primarily attributable to share repurchase activity and payments on the Term Loan Facility, partially offset by cash generated from operations. Share repurchases under the Company's authorized repurchase program are executed throughout the year as market and business conditions warrant.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of June 30, 2026, the full $75.0 million was available.

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

We repurchased 2,497,220 shares for $107.4 million under the program during the six months ended June 30, 2026. Under the program to date, we have repurchased 69,544,804 shares for approximately $1.4 billion. As of June 30, 2026, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $349.0 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used by):
Operating activities	$135,036	$128,018
Investing activities	(28,224)	29,553
Financing activities	(136,219)	(129,543)

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

Cash flows provided by operating activities were $7.0 million higher for the six months ended June 30, 2026, compared to the same period in 2025. Operating cash flow continued to exceed net income and benefited from lower interest payments and favorable deferred revenue trends, partially offset by working capital fluctuations.

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
During the first six months of 2026, we used cash of $28.2 million to purchase software, property, and equipment, as compared to $16.5 million during the same period in 2025. In addition, during the first six months of 2025, we received net proceeds of $46.0 million from the sale of our equity method investment.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first six months of 2026, we used $106.8 million to repurchase common stock, $19.1 million for the repurchase of stock-based compensation awards for tax withholdings, and $6.6 million for settlement assets and liabilities due to processing timing. In addition, we repaid a net $21.3 million on the Term Loan and $10.7 million of other debt payments. We received net proceeds of $25.0 million on the Revolving Credit Facility and $3.1 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first six months of 2025, we repaid $400.0 million for the redemption of the 2026 Notes and $10.7 million of other debt payments. In addition, we used $133.8 million to repurchase common stock and $20.2 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $190.0 million on the Revolving Credit Facility and $181.3 million on the Term Loan, used for the redemption of the 2026 Notes. In addition, we received proceeds of $2.4 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $61.6 million for settlement assets and liabilities due to processing timing.
Contractual Obligations and Commercial Commitments
For the six months ended June 30, 2026, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2025.

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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Stock-Based Compensation
•Accounting for Income Taxes

During the six months ended June 30, 2026, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the six months ended June 30, 2026. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at June 30, 2026, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by $0.3 million annually.

As of June 30, 2026, we had $826.3 million of debt outstanding under our Credit Facility. Our Credit Facility has a floating rate, which was 5.49% as of June 30, 2026. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.5 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2026 through April 30, 2026	506,470	(1)	$41.82	247,488
May 1, 2026 through May 31, 2026	250,962	(1)	43.05	231,342
June 1, 2026 through June 30, 2026	555,681	(1)	44.49	469,099
Total	1,313,113				$348,997,000

(1)Pursuant to our 2020 Equity and Performance Incentive Plan, we granted TSRs and RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended June 30, 2026, 1,089,868 shares of TSRs and RSUs vested. We withheld 365,184 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, the Board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In October 2025, the Board approved the repurchase of the Company's common stock for up to $500.0 million, in place of the remaining purchase amounts previously authorized. As of June 30, 2026, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $349.0 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.
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

ACI WORLDWIDE, INC. (Registrant)

Date: August 6, 2026	By:	/s/ ROBERT W. LEIBROCK
Robert W. Leibrock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)