Form 10-Q
period 2026-09-30
ACI WORLDWIDE, INC.
filed 2026-11-05
CIK 935036

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2026, there were 100,194,536 shares of the registrant’s common stock outstanding.
Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.005 par value	ACIW	Nasdaq Global Select Market

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$218,780	$196,462
Receivables, net of allowances of $3,430 and $1,269, respectively	428,312	445,866
Settlement assets	473,593	397,346
Prepaid expenses	37,502	29,876
Other current assets	27,477	19,564
Total current assets	1,185,664	1,089,114
Noncurrent assets
Accrued receivables, net	356,655	391,719
Property and equipment, net	36,735	37,363
Operating lease right-of-use assets	24,838	28,733
Software, net	60,442	77,523
Goodwill	1,230,956	1,231,128
Intangible assets, net	130,809	147,062
Deferred income taxes, net	73,401	73,124
Other noncurrent assets	25,391	29,141
TOTAL ASSETS	$3,124,891	$3,104,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$56,830	$64,931
Settlement liabilities	473,078	396,034
Employee compensation	45,053	56,142
Current portion of long-term debt	40,989	40,941
Deferred revenue	79,650	73,637
Other current liabilities	65,489	73,958
Total current liabilities	761,089	705,643
Noncurrent liabilities
Deferred revenue	13,144	13,620
Long-term debt	775,966	776,667
Deferred income taxes, net	38,269	38,514
Operating lease liabilities	18,068	22,609
Other noncurrent liabilities	25,190	28,776
Total liabilities	1,631,726	1,585,829
Commitments and contingencies
Stockholders’ equity
Preferred stock; $0.01 par value; 5,000,000 shares authorized; no shares issued at September 30, 2026, and December 31, 2025	—	—
Common stock; $0.005 par value; 280,000,000 shares authorized; 140,525,055 shares issued at September 30, 2026, and December 31, 2025	702	702
Additional paid-in capital	774,147	761,523
Retained earnings	1,927,376	1,824,743
Treasury stock, at cost, 40,061,589 and 37,812,984 shares at September 30, 2026, and December 31, 2025, respectively	(1,100,467)	(964,752)
Accumulated other comprehensive loss	(108,593)	(103,138)
Total stockholders’ equity	1,493,165	1,519,078
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,124,891	$3,104,907
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Software as a service and platform as a service	$258,340	$246,916	$805,059	$755,257
License	94,801	161,957	251,637	303,161
Maintenance	50,981	51,420	153,457	150,483
Services	22,689	22,066	72,830	69,281
Total revenues	426,811	482,359	1,282,983	1,278,182
Operating expenses
Cost of revenue (1)	231,404	223,138	708,713	671,316
Research and development	50,129	42,567	142,121	122,582
Selling and marketing	29,576	30,710	90,415	91,637
General and administrative	41,681	34,098	116,381	99,341
Depreciation and amortization	21,656	24,140	70,849	72,226
Total operating expenses	374,446	354,653	1,128,479	1,057,102
Operating income	52,365	127,706	154,504	221,080
Other income (expense)
Interest expense	(12,559)	(14,811)	(36,736)	(44,021)
Interest income	3,481	3,676	12,679	11,674
Other, net	(1,093)	1,551	1,095	18,898
Total other income (expense)	(10,171)	(9,584)	(22,962)	(13,449)
Income before income taxes	42,194	118,122	131,542	207,631
Income tax expense	9,665	26,872	28,909	45,309
Net income	$32,529	$91,250	$102,633	$162,322
Income per common share
Basic	$0.32	$0.88	$1.01	$1.56
Diluted	$0.32	$0.88	$1.01	$1.54
Weighted average common shares outstanding
Basic	100,823	103,245	101,412	104,316
Diluted	101,316	103,895	101,939	105,264

(1) The cost of revenue excludes charges for depreciation but includes amortization of purchased and developed software for resale.

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$32,529	$91,250	$102,633	$162,322
Other comprehensive income (loss):
Foreign currency translation adjustments	(702)	(4,318)	(5,455)	18,212
Total other comprehensive income (loss)	(702)	(4,318)	(5,455)	18,212
Comprehensive income	$31,827	$86,932	$97,178	$180,534

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2026	$702	$761,821	$1,894,847	$(1,052,735)	$(107,891)	$1,496,744
Net income	—	—	32,529	—	—	32,529
Other comprehensive loss	—	—	—	—	(702)	(702)
Stock-based compensation	—	18,359	—	—	—	18,359
Shares issued and forfeited, net, under stock plans	—	(6,033)	—	6,903	—	870
Repurchase of 934,810 shares of common stock	—	—	—	(50,448)	—	(50,448)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(4,187)	—	(4,187)
Balance as of September 30, 2026	$702	$774,147	$1,927,376	$(1,100,467)	$(108,593)	$1,493,165

	Three Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of June 30, 2025	$702	$733,542	$1,669,157	$(910,960)	$(98,943)	$1,393,498
Net income	—	—	91,250	—	—	91,250
Other comprehensive loss	—	—	—	—	(4,318)	(4,318)
Stock-based compensation	—	17,381	—	—	—	17,381
Shares issued and forfeited, net, under stock plans	—	(5,576)	—	6,894	—	1,318
Repurchase of 359,522 shares of common stock	—	—	—	(16,319)	—	(16,319)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(3,628)	—	(3,628)
Balance as of September 30, 2025	$702	$745,347	$1,760,407	$(924,013)	$(103,261)	$1,479,182
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited and in thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2025	$702	$761,523	$1,824,743	$(964,752)	$(103,138)	$1,519,078
Net income	—	—	102,633	—		102,633
Other comprehensive loss	—	—	—	—	(5,455)	(5,455)
Stock-based compensation	—	53,978	—	—	—	53,978
Shares issued and forfeited, net, under stock plans	—	(41,354)	—	45,383	—	4,029
Repurchase of 3,432,030 shares of common stock	—	—	—	(157,841)	—	(157,841)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(23,257)	—	(23,257)
Balance as of September 30, 2026	$702	$774,147	$1,927,376	$(1,100,467)	$(108,593)	$1,493,165

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2024	$702	$731,927	$1,598,085	$(784,914)	$(121,473)	$1,424,327
Net income	—	—	162,322	—	—	162,322
Other comprehensive income	—	—	—	—	18,212	18,212
Stock-based compensation	—	45,419	—	—	—	45,419
Shares issued and forfeited, net, under stock plans	—	(31,999)	—	35,730	—	3,731
Repurchase of 3,073,321 shares of common stock	—	—	—	(150,975)	—	(150,975)
Repurchase of stock-based compensation awards for tax withholdings	—	—	—	(23,854)	—	(23,854)
Balance as of September 30, 2025	$702	$745,347	$1,760,407	$(924,013)	$(103,261)	$1,479,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$102,633	$162,322
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	10,647	9,528
Amortization	60,388	62,698
Amortization of operating lease right-of-use assets	7,106	7,245
Amortization of deferred debt issuance costs	1,223	1,691
Deferred income taxes	3,968	1,133
Stock-based compensation expense	53,978	45,419
Gain on sale of equity investment	—	(25,927)
Other	1,999	1,992
Changes in operating assets and liabilities:
Receivables	47,732	(34,316)
Accounts payable	732	9,998
Accrued employee compensation	(10,908)	(9,454)
Deferred revenue	5,340	(17,625)
Other current and noncurrent assets and liabilities	(30,726)	(13,648)
Net cash flows from operating activities	254,112	201,056
Cash flows from investing activities:
Purchases of property and equipment	(12,593)	(7,730)
Purchases of software	(24,524)	(18,643)
Proceeds from sale of equity investment	—	46,021
Net cash flows from investing activities	(37,117)	19,648
Cash flows from financing activities:
Proceeds from issuance of common stock	2,649	2,503
Proceeds from exercises of stock options	1,352	1,262
Repurchase of stock-based compensation awards for tax withholdings	(23,257)	(23,854)
Repurchases of common stock	(156,794)	(150,023)
Redemption of 2026 Notes	—	(400,000)
Proceeds from revolving credit facility	70,000	290,000
Repayment of revolving credit facility	(40,000)	(120,000)
Proceeds from term portion of credit agreement	—	200,000
Repayment of term portion of credit agreement	(31,875)	(29,375)
Payments on or proceeds from other debt, net	(11,266)	(11,965)
Payments for debt issuance costs	—	(134)
Net increase (decrease) in settlement assets and liabilities	(6,237)	6,339
Net cash flows from financing activities	(195,428)	(235,247)
Effect of exchange rate fluctuations on cash	(6,283)	2,936
Net increase (decrease) in cash and cash equivalents	15,284	(11,607)
Cash and cash equivalents, including settlement deposits, beginning of period	258,996	265,018
Cash and cash equivalents, including settlement deposits, end of period	$274,280	$253,411
Reconciliation of cash and cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$218,780	$199,268
Settlement deposits	55,500	54,143
Total cash and cash equivalents, including settlement deposits	$274,280	$253,411
Supplemental cash flow information
Income taxes paid	$48,860	$44,948
Interest paid	$35,566	$50,625
The accompanying notes are an integral part of the condensed consolidated financial statements.

ACI WORLDWIDE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Condensed Consolidated Financial Statements
The unaudited condensed consolidated financial statements include the accounts of ACI Worldwide, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, are unaudited and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods. The condensed consolidated balance sheet as of December 31, 2025, is derived from the audited financial statements.

The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 26, 2026. Results for the three and nine months ended September 30, 2026, are not necessarily indicative of results that may be attained in the future.

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

Other Current Liabilities
The components of other current liabilities are included in the following table (in thousands):

	September 30, 2026	December 31, 2025
Vendor financed licenses	$13,914	$11,866
Sales tax payable	12,676	10,761
Operating lease liabilities	9,393	8,856
Other	29,506	42,475
Total other current liabilities	$65,489	$73,958

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

Off Balance Sheet Settlement Accounts
The Company also enters into agreements with certain Biller clients to process payment funds on their behalf. When an ACH or automated teller machine network payment transaction is processed, a transaction is initiated to withdraw funds from the designated source account and deposit them into a settlement account, which is a trust account maintained for the benefit of the Company’s clients. A simultaneous transaction is initiated to transfer funds from the settlement account to the intended destination account. These “back to back” transactions are designed to settle at the same time, usually overnight, such that the Company receives the funds from the source at the same time as it sends the funds to their destination. However, due to the transactions being with various financial institutions there may be timing differences that result in float balances. These funds are maintained in accounts for the benefit of the client which is separate from the Company’s corporate assets. As the Company does not take ownership of the funds, these settlement accounts are not included in the Company’s balance sheet. The Company is entitled to interest earned on the fund balances. The collection of interest on these settlement accounts is considered in the Company’s determination of its fee structure for clients and represents a portion of the payment for services performed by the Company. The amount of settlement funds as of September 30, 2026, and December 31, 2025, was $203.2 million and $238.4 million, respectively.

Fair Value
The fair values of cash and cash equivalents approximate the carrying values due to the short period of time to maturity (Level 2 of the fair value hierarchy).

Goodwill
In accordance with the Accounting Standards Codification ("ASC") 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually during the fourth quarter of its fiscal year using October 1 balances or when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company evaluates goodwill at the reporting unit level using the discounted cash flow valuation model and allocates goodwill to these reporting units using a relative fair value approach. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. As of September 30, 2026, the Company's goodwill balance of $1.2 billion was allocated $813.9 million to Payment Software and $417.0 million to Biller.

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

Acquisition
On October 1, 2026, the Company completed the acquisition of certain assets of Cranium Ventures Pte. Ltd. and Cranium Services Sdn. Bhd. (collectively "Cranium") for $24.0 million in cash consideration, plus potential contingent consideration of up to $20.0 million based on specific transaction volume thresholds. Cranium was a privately held developer of cloud-native card payment switching technology. The acquisition is expected to accelerate the Company’s ACI Connetic for Cards strategy.
The initial accounting for the acquisition is incomplete, including the valuation of contingent consideration and the Company has not yet determined the fair values of the assets acquired and liabilities assumed or the resulting goodwill, if any.

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

Total receivables, net is comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Billed receivables	$173,837	$203,506
Allowance for credit losses	(3,430)	(1,269)
Billed receivables, net	170,407	202,237
Current accrued receivables, net	257,905	243,629
Long-term accrued receivables, net	356,655	391,719
Total accrued receivables, net	614,560	635,348
Total receivables, net	$784,967	$837,585

No customer accounted for more than 10% of the Company’s consolidated receivables balance as of September 30, 2026 and December 31, 2025.

Deferred revenue includes amounts due or received from customers for software licenses, maintenance, services, and/or SaaS and PaaS services in advance of recording the related revenue.

Changes in deferred revenue were as follows (in thousands):

Balance, December 31, 2025	$87,257
Deferral of revenue	107,172
Recognition of deferred revenue	(102,079)
Foreign currency translation	444
Balance, September 30, 2026	$92,794

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

Revenue allocated to remaining performance obligations was $702.4 million as of September 30, 2026, of which the Company expects to recognize approximately 50% over the next 12 months and the remainder thereafter.

During the three and nine months ended September 30, 2026, revenue recognized by the Company from performance obligations satisfied in previous periods was not significant.
3. Debt
As of September 30, 2026, the Company had $230.0 million and $590.6 million outstanding under its Revolving Credit Facility and Term Loans, respectively, with up to $367.8 million of unused borrowings under the Revolving Credit Facility portion of the Credit Agreement, as amended, and up to $2.2 million of unused borrowings under the Letter of Credit agreements. The amount of unused borrowings actually available varies in accordance with the terms of the agreement.

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

Borrowings under the Credit Facilities bear interest at a rate equal to, at borrower's option, either (A) a base rate determined by reference to the highest of (1) the rate of interest per annum publicly announced by Bank of America as its prime rate, (2) the federal funds effective rate plus 0.5%, (3) term Secured Overnight Financing Rate ("SOFR") plus 1%, and (4) 1% or (B) term

SOFR for applicable interest period relevant to such borrowing, in each case plus an applicable margin. The applicable margin for borrowings under the Credit Facilities is, based on the calculation of the applicable consolidated total leverage ratio, between 0.5% to 1.5% with respect to base rate borrowings and between 1.5% and 2.5% with respect to term SOFR rate borrowings. Interest is due and payable monthly. The interest rate in effect for the Credit Facility as of September 30, 2026, was 5.74%.

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

Maturities on debt outstanding as of September 30, 2026, are as follows (in thousands):

Fiscal Year Ending December 31,
Remainder of 2026	$10,625
2027	42,500
2028	45,000
2029	722,500
2030	—
Thereafter	—
Total	$820,625

As of September 30, 2026, and at all times during the period, the Company was in compliance with its financial debt covenants.

Total debt is comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Term loans	$590,625	$622,500
Revolving credit facility	230,000	200,000
Debt issuance costs	(3,670)	(4,892)
Total debt	816,955	817,608
Less: current portion of term loans	42,500	42,500
Less: current portion of debt issuance costs	(1,511)	(1,559)
Total long-term debt	$775,966	$776,667

Overdraft Facility
In 2019, the Company and ACI Payments, Inc. entered into an uncommitted overdraft facility with Bank of America, N.A. The overdraft facility bears interest at the federal funds effective rate plus 2.25% based on the Company’s average outstanding balance and the frequency in which overdrafts occur. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. Amounts outstanding on the overdraft facility are included in other current liabilities in the condensed consolidated balance sheet. As of September 30, 2026 and December 31, 2025, there was $75.0 million available and no amount outstanding on the overdraft facility.

Other
The Company finances certain multi-year license agreements for internal-use software. Upon execution, these arrangements are treated as a non-cash investing and financing activity for purposes of the condensed consolidated statements of cash flows. As of September 30, 2026, $4.2 million was outstanding on these agreements, which is included in other current liabilities in the condensed consolidated balance sheet. As of December 31, 2025, $9.5 million was outstanding on these agreements, of which $4.8 million and $4.7 million is included in other current liabilities and other noncurrent liabilities, respectively, in the condensed consolidated balance sheet.

4. Software and Other Intangible Assets
The carrying amount and accumulated amortization of the Company's software assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Software for internal use	$477,847	$(418,383)	$59,464	$471,173	$(394,851)	$76,322
Software for resale	106,051	(105,073)	978	106,594	(105,393)	1,201
Total software	$583,898	$(523,456)	$60,442	$577,767	$(500,244)	$77,523

Amortization of software for internal use is computed using the straight-line method over an estimated useful life of generally three to eight years. Software for internal use amortization expense recorded during the three months ended September 30, 2026 and 2025, totaled $12.7 million and $15.7 million, respectively. Software for internal use amortization expense recorded during the nine months ended September 30, 2026 and 2025, totaled $44.2 million and $46.9 million, respectively. These software amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.
Amortization of software for resale is computed using the greater of (a) the ratio of current gross revenues to the total of current and future gross revenues expected to be derived from the software or (b) the straight-line method over the remaining estimated useful life of generally five to ten years. Software for resale amortization expense recorded during the three and nine months ended September 30, 2026 totaled $0.1 million and $0.2 million, respectively. There was no software for resale amortization expense recorded during the three and nine months ended September 30, 2025. These software amortization expense amounts are reflected in cost of revenue in the condensed consolidated statements of operations.

The carrying amount and accumulated amortization of the Company’s other intangible assets subject to amortization at each balance sheet date are as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	$448,513	$(317,704)	$130,809	$453,414	$(306,352)	$147,062
Trademarks and trade names	17,468	(17,468)	—	22,235	(22,235)	—
Total other intangible assets	$465,981	$(335,172)	$130,809	$475,649	$(328,587)	$147,062

Other intangible assets amortization expense recorded during both the three months ended September 30, 2026 and 2025, totaled $5.3 million. Other intangible assets amortization expense recorded during the nine months ended September 30, 2026 and 2025, totaled $16.0 million and $15.8 million, respectively. Customer relationships amortization expense amounts are reflected in depreciation and amortization in the condensed consolidated statements of operations.

Based on capitalized intangible assets as of September 30, 2026, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Fiscal Year Ending December 31,	Software Amortization	Other Intangible Assets Amortization
Remainder of 2026	$10,649	$5,323
2027	28,705	20,984
2028	14,559	18,577
2029	4,904	17,959
2030	1,451	17,710
Thereafter	174	50,256
Total	$60,442	$130,809

5. Stock-Based Compensation Plans
Employee Stock Purchase Plan
Shares issued under the 2017 Employee Stock Purchase Plan during the nine months ended September 30, 2026 and 2025, totaled 66,971 and 59,163, respectively.

Stock Options
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options ($)
Outstanding as of December 31, 2025	107,200	$20.11
Exercised	(67,200)	20.11
Outstanding as of September 30, 2026	40,000	$20.12	0.39	$1,150,400
Exercisable as of September 30, 2026	40,000	$20.12	0.39	$1,150,400

The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025, was $1.7 million and $2.3 million, respectively. There were no stock options granted during the nine months ended September 30, 2026 or 2025.

Performance Share Awards
During the nine months ended September 30, 2026, pursuant to the Company's 2020 Equity and Incentive Compensation Plan, the Company granted performance share awards with a total shareholder return component ("TSRs"). These performance share awards are earned, if at all, based upon achievement, over a specified period that must not be less than one year and is typically a three-year performance period. The awards have operating performance goals that include (i) adjusted EBITDA metrics and (ii) revenue growth rates as determined by the Company with a TSR multiplier up to plus or minus 20%. Up to 200% of the performance shares could be earned upon achievement of the performance goals, including the multiplier. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the consolidated financial statements.
A summary of nonvested TSRs is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,058,606	$43.22
Granted	499,639	46.44
Vested	(731,472)	41.38
Forfeited	(49,957)	46.81
Change in payout rate	258,095	42.16
Nonvested as of September 30, 2026	1,034,911	$45.63

During the nine months ended September 30, 2026, a total of 731,472 TSRs granted in fiscal 2023 vested and achieved a payout rate of 115% based on the Company's total shareholder return as compared to a group of peer companies over a three-year performance period. The Company withheld 258,680 of those shares to pay the employee's portion of the minimum payroll withholding taxes.

The fair value of TSRs granted during the nine months ended September 30, 2026 and 2025, were estimated on the date of grant using the Monte Carlo simulation model, acceptable under ASC 718, Compensation - Stock Compensation, using the following weighted average assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected life (years)	3.1	2.3
Risk-free interest rate	3.6%	4.0%
Expected volatility	33.7%	33.2%
Expected dividend yield	—	—

Restricted Share Units
A summary of nonvested restricted share unit awards ("RSUs") is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2025	1,710,592	$44.14
Granted	1,453,430	43.00
Vested	(881,763)	40.01
Forfeited	(176,211)	41.18
Nonvested as of September 30, 2026	2,106,048	$45.33

During the nine months ended September 30, 2026, a total of 881,763 RSUs vested. The Company withheld 277,703 of those shares to pay the employees’ portion of the minimum payroll withholding taxes. Certain RSUs vest upon retirement eligibility, but settle on the original contractual settlement date. These awards are reflected as vested when retirement eligibility is achieved and remain outstanding but unsettled until delivery occurs.

As of September 30, 2026, there was unrecognized compensation expense of $84.9 million related to RSUs and $29.9 million related to TSRs, which the Company expects to recognize over a weighted average period of 2.1 years.

The Company recorded stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2026 and 2025, of $18.4 million and $17.4 million, respectively, with corresponding tax benefits of $3.1 million and $2.5 million, respectively. The Company recorded stock-based compensation expense recognized under ASC 718 for the nine months ended September 30, 2026 and 2025, of $54.0 million and $45.4 million, respectively, with corresponding tax benefits of $8.7 million and $6.9 million, respectively.
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

The Company repurchased 3,432,030 shares for $157.8 million during the nine months ended September 30, 2026. Under the program to date, the Company has repurchased 70,479,614 shares for approximately $1.4 billion. As of September 30, 2026, the maximum remaining amount authorized for purchase under the stock repurchase program was $298.5 million.

Subsequent to September 30, 2026, the Company has repurchased additional shares under the repurchase program.

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

The following table reconciles the weighted average share amounts used to compute both basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares outstanding:
Basic weighted average shares outstanding	100,823	103,245	101,412	104,316
Add: Dilutive effect of stock options, RSUs, and contingently issuable shares	493	650	527	948
Diluted weighted average shares outstanding	101,316	103,895	101,939	105,264

The diluted earnings per share computation excludes 1.4 million and 1.7 million options to purchase shares, RSUs, and contingently issuable shares during the three months ended September 30, 2026 and 2025, respectively, as their effect would be anti-dilutive. The diluted earnings per share computation excludes 1.8 million and 1.7 million options to purchase shares, RSUs, and contingently issuable shares during the nine months ended September 30, 2026 and 2025, respectively, as their effect would be anti-dilutive.

Common stock outstanding as of September 30, 2026, and December 31, 2025, was 100,463,466 and 102,712,071, respectively.
8. Other, Net
Other, net is comprised of the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency transaction gains (losses)	$(1,093)	$1,551	$1,095	$(5,936)
Gain on sale of equity investment	—	—	—	25,927
Loss on extinguishment of debt	—	—	—	(1,093)
Total other, net	$(1,093)	$1,551	$1,095	$18,898
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

The following is selected financial data for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2026
	Payment Software	Biller	Total
Revenue	$216,382	$210,429	$426,811
Less:
Interchange (a)	—	144,315	144,315
Global technology and innovation (b)	73,024	13,504	86,528
Other segment items (c)	36,326	19,041	55,367
Segment Adjusted EBITDA	$107,032	$33,569	$140,601
Reconciliation of income before income taxes
Depreciation and amortization			(21,718)
Stock-based compensation expense			(18,359)
Corporate and unallocated expenses			(48,159)
Interest, net			(9,078)
Other, net			(1,093)
Income before income taxes			$42,194

	Three Months Ended September 30, 2025
	Payment Software	Biller	Total
Revenue	$284,022	$198,337	$482,359
Less:
Interchange (a)	—	135,253	135,253
Global technology and innovation (b)	69,339	12,525	81,864
Other segment items (c)	33,017	18,473	51,490
Segment Adjusted EBITDA	$181,666	$32,086	$213,752
Reconciliation of income before income taxes
Depreciation and amortization			(24,140)
Stock-based compensation expense			(17,381)
Corporate and unallocated expenses			(44,525)
Interest, net			(11,135)
Other, net			1,551
Income before income taxes			$118,122

	Nine Months Ended September 30, 2026
	Payment Software	Biller	Total
Revenue	$626,210	$656,773	$1,282,983
Less:
Interchange (a)	—	456,172	456,172
Global technology and innovation (b)	211,402	38,105	249,507
Other segment items (c)	100,834	60,213	161,047
Segment Adjusted EBITDA	$313,974	$102,283	$416,257
Reconciliation of income before income taxes
Depreciation and amortization			(71,035)
Stock-based compensation expense			(53,978)
Corporate and unallocated expenses			(136,740)
Interest, net			(24,057)
Other, net			1,095
Income before income taxes			$131,542

	Nine Months Ended September 30, 2025
	Payment Software	Biller	Total
Revenue	$664,090	$614,092	$1,278,182
Less:
Interchange (a)	—	417,144	417,144
Global technology and innovation (b)	199,183	37,763	236,946
Other segment items (c)	93,402	56,419	149,821
Segment Adjusted EBITDA	$371,505	$102,766	$474,271
Reconciliation of income before income taxes
Depreciation and amortization			(72,226)
Stock-based compensation expense			(45,419)
Corporate and unallocated expenses			(135,546)
Interest, net			(32,347)
Other, net			18,898
Income before income taxes			$207,631

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

Assets are not allocated to segments, and the Company’s CODM does not evaluate operating segments using discrete asset information.

The following is revenue by primary solution category for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2026
	Payment Software	Biller	Total
Primary Solution Categories
Bill payments	$—	$210,429	$210,429
Merchant payments	47,584	—	47,584
Payments intelligence	9,945	—	9,945
Real-time payments	34,257	—	34,257
Issuing and acquiring	124,596	—	124,596
Total	$216,382	$210,429	$426,811

	Three Months Ended September 30, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill payments	$—	$198,337	$198,337
Merchant payments	50,951	—	50,951
Payments intelligence	15,077	—	15,077
Real-time payments	34,679	—	34,679
Issuing and acquiring	183,315	—	183,315
Total	$284,022	$198,337	$482,359

	Nine Months Ended September 30, 2026
	Payment Software	Biller	Total
Primary Solution Categories
Bill payments	$—	$656,773	$656,773
Merchant payments	135,735	—	135,735
Payments intelligence	35,434	—	35,434
Real-time payments	89,544	—	89,544
Issuing and acquiring	365,497	—	365,497
Total	$626,210	$656,773	$1,282,983

	Nine Months Ended September 30, 2025
	Payment Software	Biller	Total
Primary Solution Categories
Bill payments	$—	$614,092	$614,092
Merchant payments	128,265	—	128,265
Payments intelligence	39,812	—	39,812
Real-time payments	99,888	—	99,888
Issuing and acquiring	396,125	—	396,125
Total	$664,090	$614,092	$1,278,182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Payment Software
Software as a service and platform as a service	$47,911	$48,579	$148,286	$141,165
License	94,801	161,957	251,637	303,161
Maintenance	50,981	51,420	153,457	150,483
Services	22,689	22,066	72,830	69,281
Total	$216,382	$284,022	$626,210	$664,090
Biller
Software as a service and platform as a service	$210,429	$198,337	$656,773	$614,092
Total	$210,429	$198,337	$656,773	$614,092

The following is the Company's revenue by geographic location for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
United States	$263,689	$253,443	$812,540	$766,052
Other	163,122	228,916	470,443	512,130
Total	$426,811	$482,359	$1,282,983	$1,278,182

The following is the Company’s long-lived assets by geographic location for the periods indicated (in thousands):

	September 30, 2026	December 31, 2025
Long-lived Assets
United States	$1,059,187	$1,106,051
Other	806,639	836,618
Total	$1,865,826	$1,942,669

No single customer accounted for more than 10% of the Company's consolidated revenue during the three and nine months ended September 30, 2026 and 2025. No other country outside the United States accounted for more than 10% of the Company's consolidated revenues during the three and nine months ended September 30, 2026 and 2025.
10. Income Taxes

For the three and nine months ended September 30, 2026, the Company's effective tax rate was 23% and 22%, respectively. The Company reported a tax charge on pretax income for both the three and nine months ended September 30, 2026, including $47.5 million and $117.3 million, respectively, of earnings recognized by foreign entities.

For the three and nine months ended September 30, 2025, the Company's effective tax rate was 23% and 22%, respectively. The Company reported a tax charge on pretax income for both the three and nine months ended September 30, 2025, including $131.9 million and $231.1 million, respectively, of earnings recognized by foreign entities.

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

As of both September 30, 2026, and December 31, 2025, the amount of unrecognized tax benefits for uncertain tax positions was $20.3 million.

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

The following discussion should be read together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and with our financial statements and related notes contained in this Form 10-Q. Results for the three and nine months ended September 30, 2026, are not necessarily indicative of results that may be attained in the future.

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

Acquisition
On October 1, 2026, the Company completed the acquisition of certain assets of Cranium Ventures Pte. Ltd. and Cranium Services Sdn. Bhd. (collectively "Cranium") for $24.0 million in cash consideration, plus potential contingent consideration of up to $20.0 million. See Note 1, Condensed Consolidated Financial Statements, for additional information.

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

The following table sets forth our 60-month backlog estimate, by reportable segment, as of September 30, 2026, March 31, 2026, and December 31, 2025 (in millions). Dollar amounts reflect foreign currency exchange rates as of each period end. This is a non-GAAP financial measure being presented to provide comparability across accounting periods. We believe this measure provides useful information to investors and others in understanding and evaluating our financial performance.

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
Payment Software	$3,439	$3,396	$3,363	$3,372
Biller	3,935	3,885	3,926	3,887
Total	$7,374	$7,281	$7,289	$7,259

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
Committed	$2,123	$2,128	$2,244	$2,304
Renewal	5,251	5,153	5,045	4,955
Total	$7,374	$7,281	$7,289	$7,259

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):
Three Month Period Ended September 30, 2026 Compared to the Three Month Period Ended September 30, 2025

	Three Months Ended September 30,
	2026				2025
	Amount	% of Total Revenue	$ Change vs 2025	% Change vs 2025	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$258,340	61%	$11,424	5%	$246,916	50%
License	94,801	22%	(67,156)	(41)%	161,957	34%
Maintenance	50,981	12%	(439)	(1)%	51,420	11%
Services	22,689	5%	623	3%	22,066	5%
Total revenues	426,811	100%	(55,548)	(12)%	482,359	100%
Operating expenses:
Cost of revenue	231,404	54%	8,266	4%	223,138	46%
Research and development	50,129	12%	7,562	18%	42,567	9%
Selling and marketing	29,576	7%	(1,134)	(4)%	30,710	6%
General and administrative	41,681	10%	7,583	22%	34,098	7%
Depreciation and amortization	21,656	5%	(2,484)	(10)%	24,140	5%
Total operating expenses	374,446	88%	19,793	6%	354,653	73%
Operating income	52,365	12%	(75,341)	(59)%	127,706	27%
Other income (expense):
Interest expense	(12,559)	(3)%	2,252	(15)%	(14,811)	(3)%
Interest income	3,481	1%	(195)	(5)%	3,676	1%
Other, net	(1,093)	—%	(2,644)	170%	1,551	—%
Total other income (expense)	(10,171)	(2)%	(587)	6%	(9,584)	(2)%
Income before income taxes	42,194	10%	(75,928)	(64)%	118,122	25%
Income tax expense	9,665	2%	(17,207)	(64)%	26,872	6%
Net income	$32,529	8%	$(58,721)	(64)%	$91,250	19%

Revenues
Total revenue for the three months ended September 30, 2026, decreased $55.5 million, or 12%, as compared to the same period in 2025.
•The impact of certain foreign currencies weakening against the U.S. dollar resulted in a $1.5 million decrease in total revenue during the three months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, total revenue for the three months ended September 30, 2026, decreased $54.0 million, or 11%, as compared to the same period in 2025.

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

SaaS and PaaS revenue increased $11.4 million, or 5%, during the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily driven by new customer go-lives since September 30, 2025, and higher transaction volumes during the three months ended September 30, 2026, as compared to the same period in 2025.

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

License revenue decreased $67.2 million, or 41%, during the three months ended September 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies weakening against the U.S. dollar resulted in a $1.7 million decrease in license revenue during the three months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, license revenue for the three months ended September 30, 2026, decreased $65.5 million, or 41%, as compared to the same period in 2025.
•The decrease was driven by license renewal timing as well as the relative size of new license and capacity events during the three months ended September 30, 2026, as compared to the same period in 2025.

Maintenance Revenue
Maintenance revenue includes standard and premium customer support and any post contract support fees received from customers for the provision of product support services.

Maintenance revenue decreased $0.4 million, or 1%, during the three months ended September 30, 2026, as compared to the same period in 2025.

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

Services revenue increased $0.6 million, or 3%, during the three months ended September 30, 2026, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in services revenue during the three months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, services revenue for the three months ended September 30, 2026, increased $0.4 million, or 2%, as compared to the same period in 2025.

Operating Expenses
Total operating expenses for the three months ended September 30, 2026, increased $19.8 million, or 6%, as compared to the same period in 2025.
•Total operating expenses for the three months ended September 30, 2026, included $0.5 million for cost reduction strategies and $4.6 million of other significant transaction-related expenses during the period, compared to $1.2 million for cost reduction strategies and $0.1 million of other significant transaction-related expenses for the same period in 2025.
•The impact of fluctuations in foreign currencies was not significant to total operating expenses for the three months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of cost reduction strategies and significant transaction-related expenses, total operating expenses for the three months ended September 30, 2026, increased $16.0 million, or 5%, as compared to the same period in 2025.

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

Cost of revenue increased $8.3 million, or 4%, during the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to higher payment card interchange fees of $9.1 million, partially offset by a decrease in personnel and related expenses of $0.8 million.

Research and Development
Research and development (“R&D”) expenses are primarily human resource costs related to the creation of new products, improvements made to existing products as well as compatibility with new operating system releases and generations of hardware.

R&D expense increased $7.6 million, or 18%, during the three months ended September 30, 2026, as compared to the same period in 2025. The increase was primarily due to higher personnel and related expenses, including a $0.9 million increase in stock-based compensation expense.

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

Selling and marketing expense decreased $1.1 million, or 4%, during the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a decrease in personnel and related expenses.

General and Administrative
General and administrative expenses are primarily human resource costs including executive salaries and benefits, personnel administration costs, and the costs of corporate support functions such as legal, administrative, human resources, and finance and accounting.

General and administrative expense increased $7.6 million, or 22%, during the three months ended September 30, 2026, as compared to the same period in 2025.
•General and administrative expenses for the three months ended September 30, 2026, included $0.5 million for cost reduction strategies and $4.6 million of other significant transaction-related expenses, compared to $1.2 million for cost reduction strategies and $0.1 million of other significant transaction-related expenses in the same period in 2025.
•Adjusted for the impact of cost reduction strategies and significant transaction-related expenses, general and administrative expense for the three months ended September 30, 2026, increased $3.8 million, or 12%, as compared to the same period in 2025.
•The increase was primarily due to higher professional and other legal fees and personnel and related expenses of $3.3 million and $0.5 million, respectively.

Depreciation and Amortization
Depreciation and amortization decreased $2.5 million, or 10%, during the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a decrease in amortization for fully amortized software acquired through acquisitions.

Other Income and Expense
Interest expense for the three months ended September 30, 2026, decreased $2.3 million, or 15%, as compared to the same period in 2025, primarily due to lower comparative debt balances as well as a decrease in interest rates.

Interest income includes the portion of software license fees paid by customers under extended payment terms that is attributed to the significant financing component. Interest income for the three months ended September 30, 2026, decreased $0.2 million, or 5%, as compared to the same period in 2025.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.1 million of expense and $1.6 million of income for the three months ended September 30, 2026 and 2025, respectively.

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

RESULTS OF OPERATIONS
The following table presents the condensed consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our condensed consolidated statements of operations (in thousands):

Nine Month Period Ended September 30, 2026 Compared to the Nine Month Period Ended September 30, 2025

	Nine Months Ended September 30,
	2026				2025
	Amount	% of Total Revenue	$ Change vs 2025	% Change vs 2025	Amount	% of Total Revenue
Revenues:
Software as a service and platform as a service	$805,059	62%	$49,802	7%	$755,257	59%
License	251,637	20%	(51,524)	(17)%	303,161	24%
Maintenance	153,457	12%	2,974	2%	150,483	12%
Services	72,830	6%	3,549	5%	69,281	5%
Total revenues	1,282,983	100%	4,801	—%	1,278,182	100%
Operating expenses:
Cost of revenue	708,713	55%	37,397	6%	671,316	53%
Research and development	142,121	11%	19,539	16%	122,582	10%
Selling and marketing	90,415	7%	(1,222)	(1)%	91,637	7%
General and administrative	116,381	9%	17,040	17%	99,341	8%
Depreciation and amortization	70,849	6%	(1,377)	(2)%	72,226	6%
Total operating expenses	1,128,479	88%	71,377	7%	1,057,102	84%
Operating income	154,504	12%	(66,576)	(30)%	221,080	16%
Other income (expense):
Interest expense	(36,736)	(3)%	7,285	(17)%	(44,021)	(3)%
Interest income	12,679	1%	1,005	9%	11,674	1%
Other, net	1,095	—%	(17,803)	(94)%	18,898	1%
Total other income (expense)	(22,962)	(2)%	(9,513)	71%	(13,449)	(1)%
Income before income taxes	131,542	10%	(76,089)	(37)%	207,631	15%
Income tax expense	28,909	2%	(16,400)	(36)%	45,309	4%
Net income	$102,633	8%	$(59,689)	(37)%	$162,322	11%

Revenues
Total revenue for the nine months ended September 30, 2026, increased $4.8 million, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $9.6 million increase in total revenue during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, total revenue for the nine months ended September 30, 2026, decreased $4.8 million, as compared to the same period in 2025.

Software as a Service (“SaaS”) and Platform as a Service (“PaaS”) Revenue
SaaS and PaaS revenue increased $49.8 million, or 7%, during the nine months ended September 30, 2026, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $1.6 million increase in SaaS and PaaS revenue during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, SaaS and PaaS revenue for the nine months ended September 30, 2026, increased $48.2 million, or 6%, as compared to the same period in 2025.
•The increase was primarily driven by new customer go-lives since September 30, 2025, and higher transaction volumes during the nine months ended September 30, 2026, as compared to the same period in 2025.

License Revenue
License revenue decreased $51.5 million, or 17%, during the nine months ended September 30, 2026, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $4.2 million increase in license revenue during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, license revenue for the nine months ended September 30, 2026, decreased $55.7 million, or 18%, as compared to the same period in 2025.
•The decrease was driven by the relative size of new license and capacity events during the nine months ended September 30, 2026, as compared to the same period in 2025.

Maintenance Revenue
Maintenance revenue increased $3.0 million, or 2%, during the nine months ended September 30, 2026, as compared to the same period in 2025.
•The impact of certain foreign currencies strengthening against the U.S. dollar resulted in a $2.0 million increase in maintenance revenue during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, maintenance revenue for the nine months ended September 30, 2026, increased $1.0 million, or 1%, as compared to the same period in 2025.
•The increase was primarily driven by consumer price index uplifts on contracted maintenance.

Services Revenue
Services revenue increased $3.5 million, or 5%, during the nine months ended September 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.9 million increase in services revenue during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, services revenue for the nine months ended September 30, 2026, increased $1.6 million, or 2%, as compared to the same period in 2025.
•The increase was primarily driven by the timing and magnitude of project-related work during the nine months ended September 30, 2026, as compared to the same period in 2025.

Operating Expenses
Total operating expenses for the nine months ended September 30, 2026 increased $71.4 million, or 7%, as compared to the same period in 2025.
•Total operating expenses for the nine months ended September 30, 2026, included $6.3 million for cost reduction strategies and $7.7 million of other significant transaction-related expenses, compared to $6.3 million for cost reduction strategies and $0.5 million of other significant transaction-related expenses for the same period in 2025.
•The impact of certain foreign currencies strengthening against U.S dollar resulted in a $5.3 million increase in total operating expenses for the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, total operating expenses for the nine months ended September 30, 2026, increased $58.9 million, or 6%, as compared to the same period in 2025.

Cost of Revenue
Cost of revenue increased $37.4 million, or 6%, during the nine months ended September 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $2.1 million increase in cost of revenue during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, cost of revenue for the nine months ended September 30, 2026, increased $35.3 million, or 5%, as compared to the same period in 2025.
•The increase was primarily due to higher payment card interchange fees of $39.0 million, partially offset by a decrease in personnel and related expenses of $3.7 million.

Research and Development
R&D expense increased $19.5 million, or 16%, during the nine months ended September 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in R&D expense during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, R&D expense for the nine months ended September 30, 2026, increased $19.3 million, or 16%, as compared to the same period in 2025.
•The increase was primarily due to higher personnel and related expenses, including a $3.5 million increase in stock-based compensation expense.

Selling and Marketing
Selling and marketing expense decreased $1.2 million, or 1%, during the nine months ended September 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $1.9 million increase in selling and marketing expense during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, selling and marketing expense for the nine months ended September 30, 2026, decreased $3.1 million, or 3%, as compared to the same period in 2025.
•The decrease was primarily due to a decrease in personnel and related expenses of $3.7 million, partially offset by an increase in advertising and professional fees of $0.6 million.

General and Administrative
General and administrative expense increased $17.0 million, or 17%, during the nine months ended September 30, 2026, as compared to the same period in 2025.
•General and administrative expenses for the nine months ended September 30, 2026, included $6.3 million for cost reduction strategies and $7.7 million of other significant transaction-related expenses, compared to $6.3 million for cost reduction strategies and $0.5 million of other significant transaction-related expenses during the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.8 million increase in general and administrative expense during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of cost reduction strategies, significant transaction-related expenses, and foreign currency, general and administrative expense for the nine months ended September 30, 2026, increased $9.0 million, or 10%, as compared to the same period in 2025.
•The increase was primarily due to higher professional fees of $6.2 million, as well as an increase in personnel and related expenses of $2.8 million, primarily stock-based compensation expense.

Depreciation and Amortization
Depreciation and amortization decreased $1.4 million, or 2%, during the nine months ended September 30, 2026, as compared to the same period in 2025.
•The impact of foreign currencies strengthening against the U.S. dollar resulted in a $0.2 million increase in depreciation and amortization expense during the nine months ended September 30, 2026, as compared to the same period in 2025.
•Adjusted for the impact of foreign currency, depreciation and amortization expenses for the nine months ended September 30, 2026, decreased $1.6 million, or 2%, as compared to the same period in 2025.

Other Income and Expense
Interest expense for the nine months ended September 30, 2026, decreased $7.3 million, or 17%, as compared to the same period in 2025, primarily due to lower comparative debt balances as well as a decrease in interest rates.

Interest income for the nine months ended September 30, 2026, increased $1.0 million, or 9% as compared to the same period in 2025.

Other, net is primarily comprised of foreign currency transaction gains and losses. Other, net was $1.1 million and $18.9 million of income for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2025, other, net also included the $25.9 million gain on the sale of the Company's equity method investment and the $1.1 million loss on extinguishment of debt.

Income Taxes
See Note 10, Income Taxes, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Segment Results
See Note 9, Segment Information, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information regarding segments.

The following is selected financial data for our reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Payment Software	$216,382	$284,022	$626,210	$664,090
Biller	210,429	198,337	656,773	614,092
Total revenue	$426,811	$482,359	$1,282,983	$1,278,182
Segment Adjusted EBITDA
Payment Software	$107,032	$181,666	$313,974	$371,505
Biller	33,569	32,086	102,283	102,766
Depreciation and amortization	(21,718)	(24,140)	(71,035)	(72,226)
Stock-based compensation expense	(18,359)	(17,381)	(53,978)	(45,419)
Corporate and unallocated expenses	(48,159)	(44,525)	(136,740)	(135,546)
Interest, net	(9,078)	(11,135)	(24,057)	(32,347)
Other, net	(1,093)	1,551	1,095	18,898
Income before income taxes	$42,194	$118,122	$131,542	$207,631

Payment Software Segment Adjusted EBITDA decreased $74.6 million for the three months ended September 30, 2026, compared to the same period in 2025, due to a $67.6 million decrease in revenue primarily related to a decrease in license and capacity revenues and a $7.0 million increase in cash operating expense.

Biller Segment Adjusted EBITDA increased $1.5 million for the three months ended September 30, 2026, compared to the same period in 2025, due to a $12.1 million increase in revenue, partially offset by a $10.6 million increase cash operating expense primarily for payment card interchange and other processing fees.

Payment Software Segment Adjusted EBITDA decreased $57.5 million for the nine months ended September 30, 2026, compared to the same period in 2025, due to a $37.9 million decrease in revenue primarily related to a decrease in license and capacity revenues and a $19.6 million increase in cash operating expense.

Biller Segment Adjusted EBITDA decreased $0.5 million for the nine months ended September 30, 2026, compared to the same period in 2025, due to a $43.2 million increase in cash operating expense primarily for payment card interchange and other processing fees, partially offset by a $42.7 million increase in revenue.
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

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. As of September 30, 2026, we had $218.8 million of cash and cash equivalents, of which $84.5 million was held by our foreign subsidiaries. The Company has recognized deferred income taxes for local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings in foreign subsidiaries, as these earnings are not intended to be indefinitely reinvested.

Available Liquidity
The following table sets forth our available liquidity for the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$218,780	$196,462
Availability under revolving credit facility	367,800	398,100
Total liquidity	$586,580	$594,562

The decrease in total liquidity was primarily attributable to share repurchase activity and payments on the Term Loan Facility, partially offset by cash generated from operations. Share repurchases under the Company's authorized repurchase program are executed throughout the year as market and business conditions warrant.

The Company and ACI Payments, Inc., a wholly owned subsidiary, maintain a $75.0 million uncommitted overdraft facility with Bank of America, N.A. The overdraft facility acts as a secured loan under the terms of the Credit Agreement to provide an additional funding mechanism for timing differences that can occur in the bill payment settlement process. As of September 30, 2026, the full $75.0 million was available.

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

We repurchased 3,432,030 shares for $157.8 million under the program during the nine months ended September 30, 2026. Under the program to date, we have repurchased 70,479,614 shares for approximately $1.4 billion. As of September 30, 2026, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $298.5 million. See Note 6, Common Stock and Treasury Stock, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Cash Flows
The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used by):
Operating activities	$254,112	$201,056
Investing activities	(37,117)	19,648
Financing activities	(195,428)	(235,247)

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

Cash flows provided by operating activities were $53.1 million higher for the nine months ended September 30, 2026, compared to the same period in 2025. Operating cash flow continued to exceed net income and benefited from timing of customer collections, lower interest payments, and favorable deferred revenue trends, partially offset by working capital fluctuations.

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
During the first nine months of 2026, we used cash of $37.1 million to purchase software, property, and equipment, as compared to $26.4 million during the same period in 2025. In addition, during the first nine months of 2025, we received net proceeds of $46.0 million from the sale of our equity method investment.

Cash Flows from Financing Activities
The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments and other debt, stock repurchases, and net proceeds related to employee stock programs.

During the first nine months of 2026, we used $156.8 million to repurchase common stock, $23.3 million for the repurchase of stock-based compensation awards for tax withholdings, and $6.2 million for settlement assets and liabilities due to processing timing. In addition, we repaid $31.9 million on the Term Loan and $11.3 million of other debt payments. We received net proceeds of $30.0 million on the Revolving Credit Facility and $4.0 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended. During the first nine months of 2025, we repaid $400.0 million for the redemption of the 2026 Notes and $12.0 million of other debt payments. In addition, we used $150.0 million to repurchase common stock and $23.9 million for the repurchase of stock-based compensation awards for tax withholdings. We received net proceeds of $170.0 million on the Revolving Credit Facility and $170.6 million on the Term Loan, used for the redemption of the 2026 Notes. In addition, we received proceeds of $3.8 million from the exercise of stock options and the issuance of common stock under our 2017 Employee Stock Purchase Plan, as amended, and $6.3 million for settlement assets and liabilities due to processing timing.
Contractual Obligations and Commercial Commitments
For the nine months ended September 30, 2026, there have been no material changes to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2025.

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

The accounting policies that reflect our more significant estimates, judgments, and assumptions, and that we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:
•Revenue Recognition
•Intangible Assets and Goodwill
•Stock-Based Compensation
•Accounting for Income Taxes

During the nine months ended September 30, 2026, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, for a more complete discussion of our critical accounting policies and estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Excluding the impact of changes in interest rates, inflationary pressures, and the uncertainty in the global financial markets, there have been no material changes to our market risk for the nine months ended September 30, 2026. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. At times, we enter into revenue contracts that are denominated in the country’s local currency, primarily in Australia, Canada, the United Kingdom, other European countries, Brazil, India, and Singapore. This practice serves as a natural hedge to finance the local currency expenses incurred in those locations. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

The primary objective of our cash investment policy is to preserve principal without significantly increasing risk. If we maintained similar cash investments for a period of one year based on our cash investments and interest rates at September 30, 2026, a hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest income by approximately $0.3 million annually.

As of September 30, 2026, we had $820.6 million of debt outstanding under our Credit Facility. Our Credit Facility has a floating rate, which was 5.74% as of September 30, 2026. A hypothetical ten percent increase or decrease in effective interest rates would increase or decrease interest expense related to the Credit Facility by approximately $4.7 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding our repurchases of common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2026 through July 31, 2026	300,015	(1)	$56.49	299,671
August 1, 2026 through August 31, 2026	311,365	(1)	53.45	309,678
September 1, 2026 through September 30, 2026	402,796	(1)	51.23	325,461
Total	1,014,176				$298,548,000

(1)Pursuant to our 2020 Equity and Performance Incentive Plan, we granted RSUs. Under each arrangement, shares are issued without direct cost to the employee. During the three months ended September 30, 2026, 260,587 shares of RSUs vested. We withheld 79,366 of those shares to pay the employees’ portion of the applicable minimum payroll withholding.

In 2005, the Board approved a stock repurchase program authorizing us, as market and business conditions warrant, to acquire our common stock and periodically authorizes additional funds for the program, with the intention of using existing cash and cash equivalents to fund these repurchases. In October 2025, the Board approved the repurchase of the Company's common stock for up to $500.0 million, in place of the remaining purchase amounts previously authorized. As of September 30, 2026, the maximum remaining amount authorized for purchase under the stock repurchase program was approximately $298.5 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.
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

ACI WORLDWIDE, INC. (Registrant)

Date: November 5, 2026	By:	/s/ ROBERT W. LEIBROCK
Robert W. Leibrock
Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)